Form 10-Q
period 2013-09-30
FireEye, Inc.
filed 2013-11-14
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number 001-35594

FireEye, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1548921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1440 McCarthy Blvd.
Milpitas, CA 95035
(408) 321-6300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares of the registrant's common stock outstanding as of October 31, 2013 was 120,822,637.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$327,710	$60,200
Accounts receivable	51,251	30,133
Inventories	7,516	2,340
Deferred costs of revenue, current portion	1,392	837
Prepaid expenses and other current assets	9,319	10,731
Total current assets	397,188	104,241
Deferred costs of revenue, non-current portion	1,024	674
Property and equipment, net	47,131	13,536
Goodwill	3,276	1,274
Intangible assets	6,809	4,194
Deposits and other long-term assets	4,877	1,354
TOTAL ASSETS	$460,305	$125,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,983	$15,653
Accrued liabilities	4,896	1,174
Accrued compensation	14,818	8,271
Long-term debt, current portion	—	1,231
Proceeds from early exercise of stock awards	8,623	2,001
Deferred revenue, current portion	71,450	43,750
Total current liabilities	132,770	72,080
Long-term debt, net of current portion	20,000	10,916
Deferred revenue, non-current portion	59,302	32,656
Preferred stock warrant liability	—	3,529
Other long-term liabilities	1,246	702
Total liabilities	213,318	119,883
Commitments and contingencies (NOTE 7)
Stockholders' equity:
Convertible preferred stock, par value of $0.0001 per share; no shares authorized, issued, and outstanding as September 30 2013; 65,326 shares authorized, 64,115 issued and outstanding with liquidation preference of $96,746 as of December 31, 2012	—	6
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 120,517 shares issued and outstanding as of September 30, 2013; 130,000 authorized, 22,435 shares issued and outstanding as of December 31, 2012	12	2
Additional paid-in capital	467,964	109,252
Notes receivable from stockholders	—	(1,003)
Accumulated deficit	(220,989)	(102,867)
Total stockholders’ equity	246,987	5,390
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$460,305	$125,273
See accompanying notes to the condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Product	$23,729	$13,754	$55,957	$31,955
Subscription and services	18,923	8,142	48,333	19,682
Total revenue	42,652	21,896	104,290	51,637
Cost of revenue:
Product	7,358	3,813	18,124	9,400
Subscription and services	6,079	904	12,481	2,183
Total cost of revenue	13,437	4,717	30,605	11,583
Total gross profit	29,215	17,179	73,685	40,054
Operating expenses:
Research and development	20,492	4,191	44,570	9,814
Sales and marketing	44,414	16,734	110,577	42,788
General and administrative	11,704	4,188	29,385	8,898
Total operating expenses	76,610	25,113	184,532	61,500
Operating loss	(47,395)	(7,934)	(110,847)	(21,446)
Interest income	1	2	53	5
Interest expense	(243)	(167)	(519)	(377)
Other expense, net	(4,206)	(699)	(7,129)	(1,248)
Loss before income taxes	(51,843)	(8,798)	(118,442)	(23,066)
Provision for (benefit from) income taxes	(917)	54	(320)	114
Net loss attributable to common stockholders	$(50,926)	$(8,852)	$(118,122)	$(23,180)
Net loss per share attributable to common stockholders, basic and diluted	$(1.61)	$(0.80)	$(5.41)	$(2.33)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	31,590	11,025	21,838	9,955
See accompanying notes to the condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited, in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	64,115	$6	22,435	$2	$109,252	$(1,003)	$(102,867)	$5,390
Issuance of common stock in connection with initial public offering, net of offering costs			17,450	2	321,278			321,280
Conversion of convertible preferred stock to common stock in connection with initial public offering	(64,590)	(6)	74,222	7	(1)			—
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering					10,067			10,067
Issuance of common stock related to the acquisition of Secure DNA Managed Services, Inc.			50	—	800			800
Payment of note receivable from stockholder, net of early exercises					828	1,003		1,831
Net proceeds from issuance of Series F convertible preferred stock	475				4,994			4,994
Issuance of common stock for equity awards, net of repurchases			6,360	1	2,530			2,531
Vesting of early exercise of equity awards					1,872			1,872
Stock-based compensation					16,344			16,344
Net loss							(118,122)	(118,122)
Balance at September 30, 2013	—	$—	120,517	$12	$467,964	$—	$(220,989)	$246,987
See accompanying notes to the condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(118,122)	$(23,180)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,344	4,456
Stock-based compensation	16,344	3,921
Change in fair value of preferred stock warrant liability	6,538	1,234
Loss on disposal of property and equipment	102	73
Release of deferred tax valuation allowance	(1,277)	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(20,727)	(5,607)
Inventories	(5,174)	(1,942)
Prepaid expenses and other assets	(4,772)	(790)
Deferred costs of revenue	(904)	(695)
Accounts payable	6,115	990
Accrued liabilities	3,711	2,198
Accrued compensation	6,481	372
Deferred revenue	54,370	29,481
Other long-term liabilities	547	134
Net cash provided by (used in) operating activities	(44,424)	10,645
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(3,872)	—
Purchase of property and equipment and demonstration units	(35,956)	(14,486)
Lease deposits	(1,636)	(471)
Net cash used in investing activities	(41,464)	(14,957)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering	322,863	—
Borrowing from line of credit	10,000	7,619
Net proceeds from issuance of convertible preferred stock	9,988	—
Repayment of term loan	(2,147)	(1,051)
Proceeds from exercise of equity awards	5,400	1,283
Repayment of notes receivable from stockholders	7,294	—
Net cash provided by financing activities	353,398	7,851
Net change in cash and cash equivalents	267,510	3,539
Cash and cash equivalents, beginning of year	60,200	10,676
Cash and cash equivalents, end of year	$327,710	$14,215
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$493	$347
Cash paid for income taxes	$303	$22
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred initial public offering costs in accounts payable and accrued liabilities	$1,583	$—
Common stock issued in connection with acquisition	$800	$—
Conversion of preferred stock warrants to common stock warrants	$10,067	$—
Purchases of property and equipment and demonstration units in accounts payable	$12,520	$1,127

See accompanying notes to the condensed consolidated financial statements.

FIREEYE, INC.
Notes to Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

FireEye, Inc., with principal executive offices located in Milpitas, California, was incorporated as NetForts, Inc. on February 18, 2004, under the laws of the State of Delaware, and changed its name to FireEye, Inc. on September 7, 2005.

FireEye, Inc. and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) is a leader in stopping advanced cyber attacks that use advanced malware, zero-day exploits, and APT (“Advances Persistent Threat”) tactics. Our solutions supplement traditional and next-generation firewalls, IPS (“Intrusion Prevention Systems”), anti-virus, and gateways, which cannot stop advanced threats, leaving security holes in networks. We offer a solution that detects and blocks attacks across both Web and email threat vectors as well as latent malware resident on file shares. It addresses all stages of an attack lifecycle with a signature-less engine utilizing stateful attack analysis to detect zero-day threats.

We sell the majority of our products, subscriptions and services to end-customers through distributors, resellers, and strategic partners, with a lesser percentage of sales directly to end-customers.

Initial Public Offering

In September 2013, we completed our initial public offering ("IPO") in which we issued and sold 17,450,000 shares of common stock (inclusive of 2,275,000 shares of common stock from the full exercise of the over-allotment option granted to the underwriters) at a price of $20.00 per share. We received aggregate proceeds of $324.6 million from the sale of shares of common stock, net of underwriters’ discounts and commissions, but before deducting paid and unpaid offering expenses of approximately $3.3 million. Upon the closing of the initial public offering, all shares of our outstanding convertible preferred stock automatically converted into 74,221,533 shares of common stock.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of FireEye, Inc., and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and following the requirements of the Securities and Exchange Commission ("SEC"), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any other future year. The balance sheet as of December 31, 2012 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2012 included in our Prospectus filed with the SEC on September 20, 2013 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act").

Use of Estimates

The preparation of consolidated financial statements in conformity U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates include, but are not limited to, the best estimate of selling price for our products and services, commissions expense, future taxable income, contract manufacturer liabilities, litigation and settlement costs and other loss contingencies, fair value of our common and preferred stock, stock options and preferred stock warrant liability, and the purchase price allocation of acquired businesses. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from current or revised future estimates. We engaged third party consultants to assist management in the valuation of acquired assets, including other intangibles.

 Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to the those described in our Prospectus filed with the SEC on September 20, 2013 pursuant to Rule 424(b) under the Securities Act as disclosed below.

Fair Value of Financial Instruments

We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amounts reported in the condensed consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, due to their short-term nature. The carrying amount of our preferred stock warrant liability represents their fair value and the long term debt is stated at the carrying value which approximates fair value as the stated interest rate approximates market borrowing rates currently available to us.

Warranties

We generally provide a one-year warranty on hardware. We do not accrue for potential warranty claims as a component of cost of product revenue as all product warranty claims are satisfied under our support and maintenance contracts.

Revenue Recognition

We generate revenue from the sales of products, subscriptions, support and maintenance, and other services primarily through our indirect relationships with our partners as well as end customers through a direct sales force. Our products include operating system software that is integrated into the appliance hardware and is deemed essential to its functionality. As a result, we account for revenue in accordance with Accounting Standards Codification 605, Revenue Recognition, and all related interpretations, as all our security appliance deliverables include proprietary operating system software, which together deliver the essential functionality of our products.

Revenue is recognized when all of the following criteria are met:

•	Persuasive Evidence of an Arrangement Exists. We rely upon non-cancelable sales agreements and purchase orders to determine the existence of an arrangement.

•	Delivery has Occurred. We use shipping documents or transmissions of service contract registration codes to verify delivery.

•	The Fee is Fixed or Determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction.

•	Collectability is Reasonably Assured. We assess collectability based on credit analysis and payment history.

Our products include three principal security product families that address critical vectors of attack, including Web, email and file shares. Our Web MPS, File MPS, MAS and CMS appliance and subscription services qualify as separate units of accounting. Therefore, Web MPS, File MPS, MAS and CMS appliance product revenue is recognized at the time of shipment. However, our Email MPS cannot function without the use of our subscription services. As such, our Email MPS products and related services do not have stand-alone value and do not qualify as separate units of accounting. Therefore, Email MPS product revenue is recognized ratably over the longer of the contractual term of the subscription services or the estimated period the customer is expected to benefit from the product, provided that all other revenue recognition criteria have been met. Because we have only been selling our Email MPS since April 2011, we have a limited history with respect to subscription renewals for such product. As a result, revenue from all Email MPS products sold by us through September 30, 2013 has been recognized ratably over the contractual term of the subscription services.

At the time of shipment, product revenue meets the criteria for fixed or determinable fees. In addition, payment from our partners is not contingent on the partner’s collection from their end-customers. Our partners do not stock products and do not have any stock rotation rights. We recognize subscription and support and maintenance service revenue ratably over the contractual service period, which is typically one or three years. Other services revenue is recognized as the services are rendered and has not been significant to date.

Most of our arrangements, other than renewals of subscriptions and support and maintenance services, are multiple-element arrangements with a combination of product, subscriptions, support and maintenance, and other services. For multiple-element arrangements, we allocate revenue to each unit of accounting based on an estimated selling price at the arrangement inception. The estimated selling price for each element is based upon the following hierarchy: vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price, if VSOE of selling price is not available, or best estimate of selling price (“BESP”), if neither VSOE of selling price nor TPE of selling price are available. The total arrangement consideration is allocated to each separate unit of accounting using the relative estimated selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

To determine the estimated selling price in multiple-element arrangements, we seek to establish VSOE of selling price using the prices charged for a deliverable when sold separately and, for subscriptions and support and maintenance, based on the renewal rates and discounts offered to partners. If VSOE of selling price cannot be established for a deliverable, we seek to establish TPE of selling price by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated partners. However, as our products contain a significant element of proprietary technology and offer substantially different features and functionality from our competitors, we are unable to obtain comparable pricing of our competitors’ products with similar functionality on a standalone basis. Therefore, we have not been able to obtain reliable evidence of TPE of selling price. If neither VSOE nor TPE of selling price can be established for a deliverable, we establish BESP primarily based on historical transaction pricing. Historical transactions are segregated based on our pricing model and our go-to-market strategy, which include factors such as type of sales channel (reseller, distributor, or end-customer), the geographies in which our products and services were sold (domestic or international), offering type (products, subscriptions or services), and whether or not the opportunity was identified by our sales force or by our partners. In analyzing historical transaction pricing, we evaluate whether a majority of the prices charged for a product, as represented by a percentage of list price, fall within a reasonable range. To further support the best estimate of selling price as determined by the historical transaction pricing or when such information is unavailable, such as when there are limited sales of a new product, we consider the same factors we have established through our pricing model and go-to-market strategy. The determination of BESP is made through consultation with and approval by our management. We have established the estimated selling price of all of our deliverables using BESP.

Shipping charges billed to partners are included in revenue and related costs are included in cost of revenue. Sales commissions and other incremental costs to acquire contracts are also expensed as incurred and are recorded in sales and marketing expense. After receipt of a partner order, any amounts billed in excess of revenue recognized are recorded as deferred revenue.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, (“FASB”) issued authoritative guidance that addresses the presentation of comprehensive income for annual reporting of financial statements was issued. The guidance is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Such components of comprehensive income will be required to be disclosed in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for fiscal years beginning after December 15, 2011, and should be applied retrospectively for all periods presented. Early adoption is permitted. This new guidance impacts how we report comprehensive income, and did not have any effect on our results of operations, financial position or liquidity upon its required adoption on January 1, 2012.

In February 2013, the FASB issued guidance which addresses the presentation of amounts reclassified from accumulated other comprehensive income. This guidance does not change current financial reporting requirements, instead an entity is required to cross-reference to other required disclosures that provide additional detail about amounts reclassified out of accumulated other comprehensive income. In addition, the guidance requires an entity to present significant amounts reclassified out of accumulated other comprehensive income by line item of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. Adoption of this standard is required for periods beginning after December 15, 2012 for public companies. This new guidance impacts how we report comprehensive income and has no material effect on our results of operations, financial position or liquidity upon its required adoption on January 1, 2013.

2. Fair Value Measurements

We categorize assets and liabilities recorded at fair value on our condensed consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:

•	Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2—Inputs are quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.

•	Level 3—Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

The following table presents the fair value of our financial assets and liabilities using the above input categories (in thousands):

	As of September 30, 2013
Description	Level 1	Level 2	Level 3	Fair Value
Money market funds	$300,000	$—	$—	$300,000
Total assets measured at fair value	$300,000	$—	$—	$300,000

	As of December 31, 2012
Description	Level 1	Level 2	Level 3	Fair Value
Money market funds	$5,893	$—	$—	$5,893
Preferred stock warrant liability	—	—	3,529	3,529
Total assets and liabilities measured at fair value	$5,893	$—	$3,529	$9,422

Level 1 investments consist solely of money market funds, included in cash and cash equivalents, valued at amortized cost which approximates fair value. Level I liabilities consist of long-term debt. Level 3 instruments consist solely of our preferred stock warrant liability in which the fair value was measured upon issuance and at each period end. Inputs used to determine the estimated fair value of the warrant liability as of the valuation date included remaining contractual term of the warrants, the risk-free interest rate, volatility of our comparable public companies over the remaining term, and the fair value of underlying shares. The significant unobservable inputs used in the fair value measurement of the preferred stock warrant liability were the fair value of the underlying stock at the valuation date and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial instruments as follows
(in thousands):

Preferred Stock Warrant Liability
Balance as of December 31, 2012	$3,529
Change in fair value of preferred stock warrant liability	6,538
Reclassification of preferred stock warrants to common stock warrants upon IPO	(10,067)
Balance as of September 30, 2013	$—

The gains and losses from remeasurement of Level 3 financial liabilities are recorded in other expenses, net in the Condensed Consolidated Statements of Operations.

3. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2013	2012
Computer equipment, and software	$40,264	$12,115
Leasehold improvements	11,171	2,668
Furniture and fixtures	5,357	1,841
Total property and equipment	56,792	16,624
Less: accumulated depreciation	(9,661)	(3,088)
Total property and equipment, net	$47,131	$13,536

Depreciation and amortization expense related to property and equipment and demonstration units during the three months ended September 30, 2013 and 2012 was $4.9 million and $2.3 million, respectively. Depreciation and amortization expense related to property and equipment and demonstration units during the nine months ended September 30, 2013 and 2012 was $11.5 million and $4.5 million, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 are as following (in thousands):

Balance as of December 31, 2012	$1,274
Goodwill acquired	2,002
Balance as of September 30, 2013	$3,276

Intangible assets consist of the following (in thousands):

	As of September 30,	As of December 31,
	2013	2012
Developed technology	$5,794	$4,194
Customer relationships	1,900	—
Less: accumulated amortization	(885)	—
Net acquired intangible assets	$6,809	$4,194

The developed technology will be amortized to cost of sales over the economic life of the related technology asset which was estimated to be three to four years as of the acquisition date. The customer relationships will be amortized to sales and marketing expense over the economic life of the related customer relationship asset which was estimated to be three years as of the acquisition date. Amortization expense of intangible assets for the three months ended September 30, 2013 and 2012 was $0.4 million and zero, respectively. Amortization expense of intangible assets for the nine months ended September 30, 2013 and 2012 was $0.9 million and zero, respectively.

The expected annual amortization expense of intangible assets as of September 30, 2013 is presented below (in thousands):

Years Ending December 31,	Intangible Assets
2013 (remaining three months)	$553
2014	2,215
2015	2,215
2016	1,826
Total intangible assets subject to amortization	$6,809

On September 3, 2013, we acquired all outstanding shares of Secure DNA Managed Services, Inc. and certain affiliated entities (collectively, “Secure DNA”), a security solutions provider based in Honolulu, Hawaii, focused on network monitoring and management, secured hosting, cloud e-mail protection, incident response and other network security related services. The acquisition of Secure DNA provides us with the developed technology platform that will facilitate the delivery of the advanced security services for all our products.

We accounted for the acquisition of Secure DNA as a purchase of a business. We expensed the related acquisition costs, consisting primarily of legal expenses in the amount of $0.2 million, and these expenses were presented as general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2013. The total purchase consideration of $4.9 million consisted of $4.1 million in cash and the issuance of 50,000 shares of our common stock with a fair value of $16.00 per share on the acquisition date. We also assumed deferred tax liabilities related to the fair value of the developed technology and customer relationships we obtained in the acquisition as well as other assumed liabilities related to normal operations. Primarily as a result of the deferred tax liabilities assumed in the acquisition, we recognized goodwill of $2.0 million equal to the excess of the purchase consideration over the fair value of the assets acquired and the liabilities assumed. None of the goodwill is expected to be deductible for income tax purposes.

The acquisition also includes a contingent obligation of up to $3.0 million, consisting of 190,000 shares of our common stock with a fair value of $16.00 per share on the acquisition date, to certain employees from Secure DNA, if specified product and service milestones are met within the two years of the acquisition date. As the obligation is contingent upon their continuous employment with us, the contingent obligation is being recorded as compensation expense ratably over the respective service periods.

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration:	Amount
Developed technology	$1,600
Customer relationships	1,900
Deferred tax liabilities	(1,290)
Net assets acquired	665
Goodwill	2,002
Fair value of total consideration transferred	$4,877

The results of operations of Secure DNA have been included in our condensed consolidated statements of operations from the acquisition date. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

 5. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
Product, current	$11,019	$6,570
Subscription and services, current	60,431	37,180
Total deferred revenue, current	71,450	43,750
Product, non-current	5,730	3,888
Subscription and services, non-current	53,572	28,768
Total deferred revenue, non-current	59,302	32,656
Total deferred revenue	$130,752	$76,406

6. Long-term Debt

In August 2005, we entered into a loan agreement (the “First Loan Agreement”) with two lenders that provided for borrowings under an equipment facility and a growth capital facility. The First Loan Agreement provided for advances under the equipment facility up to $1.0 million in $50,000 increments through the termination date on December 31, 2006 and advances under the growth capital facility up to $3.0 million in $1.0 million increments through the termination date on December 31, 2006. Outstanding borrowings under the equipment facility were due in 36 equal monthly payments of principal and interest following the month of borrowing, with a final payment on the maturity date equal to 2.5% of the drawn down principal. Outstanding borrowings under the growth capital facility were due in 36 monthly payments of principal and interest beginning January 1, 2007. There were no amounts outstanding under the First Loan Agreement as of December 31, 2011 and 2012 and September 30, 2013. We did issue certain convertible preferred stock warrants in association with these loans which are discussed in note 8.
In June 2010, the Company entered into a second loan agreement (the “Second Loan Agreement”) with a lender that provides for: (1) a revolving line of credit facility, (2) an equipment facility and (3) a term loan. In addition, this loan agreement was amended in August 2011 to provide for additional borrowings under a (4) growth facility. The Second Loan Agreement provides certain financial-related covenants. We were in compliance with all financial-related covenants under the Second Loan Agreement as of December 31, 2012 and September 30, 2013.

Line of Credit

In December 2012, the Second Loan Agreement was amended to increase the amounts available under the line of credit to $25.0 million, extend the maturity date to December 31, 2014 and add a supplemental equipment line of $15.0 million, which has a maturity date in September 2016. Borrowings under the line of credit were collateralized by all of the Company's assets, excluding intellectual property, and the availability of borrowings under the line of credit were subject to certain borrowing base limitations around our outstanding accounts receivable. As of September  30, 2013 and December 31, 2012, there were no amounts outstanding under the supplemental equipment line. We drew down $7.6 million under the line of credit during the year ended December 31, 2012. We drew down $10.0 million under the line of credit during the nine months ended September 30, 2013. Borrowings under the revolving line of credit consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Second Loan Agreement—revolving line of credit	$20,000	$10,000
Less current portion	—	—
Total	$20,000	$10,000

Term Loans

Outstanding borrowings under our debt agreements consist of the following (in thousands):

December 31, 2012
Second Loan Agreement—equipment facility	$132
Second Loan Agreement—growth capital facility	1,832
Second Loan Agreement—term loan	183
2,147
Less current portion	(1,231)
Total	$916

We paid off the balances of the term loans during the nine months ended September 30, 2013.

7. Commitments and Contingencies

Leases

We lease our facilities under various non-cancelable operating leases, which expire through the year ending December 31, 2017. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense was $1.0 million and $0.2 million for the three months ended September 30, 2013 and 2012; $2.5 million and $0.5 million for the nine months ended September 30, 2013 and 2012.

The aggregate future non-cancelable minimum rental payments on our operating leases, as of September 30, 2013, are as follows (in thousands):

Years Ending December 31,	Amount
2013 (remaining 3 months)	$1,701
2014	6,762
2015	5,961
2016	3,616
2017 and thereafter	3,111
Total	$21,151

Contract Manufacturer Commitments

Our independent contract manufacturer procures components and assembles our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of September 30, 2013 and December 31, 2012, we had $17.7 million and $3.3 million of non-cancellable open orders, respectively. As of September 30, 2013 and December 31, 2012, we have not accrued any significant cost associated with the excess of our forecasted demand including costs for excess components or for carrying costs incurred by our independent contract manufacturer.

Litigation

We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and whether or not those losses are estimable.

We are subject to legal proceedings, claims and litigation, including intellectual property litigation, arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. We accrue amounts that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss that is reasonably estimable.

To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. We do not currently believe that it is reasonably possible that additional losses in connection with litigation arising in the ordinary course of business would be material.

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees while they are serving in good faith in their company capacities. Through September 30, 2013, there have been no claims under any indemnification provisions.

8. Convertible Preferred Stock Warrants

In connection with the First Loan Agreement and Second Loan Agreement entered into or amended during the years ended December 31, 2005, 2006, 2007, 2008, 2011 and 2012 (Note 6), we issued warrants to purchase an aggregate of 525,502 shares of convertible preferred stock, all of which were exercisable upon issuance. As of September 19, 2013, the day prior to the date on which our shares began to trade publicly, and December 31, 2012, all of the convertible preferred stock warrants remained outstanding as follows (in thousands, except share and per share amounts):

Class of Shares	Issuance Date(s)	Expiration Date(s)	No. of Shares	Exercise Price per Share	As of September 19,	As of December 31,
					2013	2012
Series A-2	2005 and 2006	2015 and 2016	245,899	$0.61	$4,758	$1,632
Series B	2006 through 2008	2016 through 2018	118,942	$1.32	2,220	925
Series D	June 2010	June 2020	100,000	$0.39	1,959	634
Series E	August 2011	August 2021	60,661	$1.36	1,130	338
Total					$10,067	$3,529

Prior to our IPO, the fair value of the warrants was recorded as a warrant liability. The warrant was recorded at its estimated fair value with changes in the fair value of the warrant liability reflected in other expense, net. Upon the completion of our IPO, the shares underlying the warrants were converted from warrants to purchase preferred stock into warrants to purchase approximately 616,000 shares of common stock, and the related balance of the preferred stock warrant liability was reclassified to additional paid-in capital.

We recognized charges of $3.6 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively, and $6.5 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively. These charges are from the remeasurement of the fair value of the warrant liability, which was recorded through other expense, net in the condensed consolidated statements of operations.

The value of the underlying warrants were determined using appropriate valuation techniques at September 19, 2013 and December 31, 2012 using the following assumptions:

	As of September 19,	As of December 31,
	2013	2012
Remaining contractual term (in years)	0.5	2.6 – 8.7
Risk-free interest rate	0.03%	0.3% –1.5%
Volatility	42.8%	55% – 64%
Change of control probability	–	25% – 50%
Control premium	–	40%
IPO threshold (in billions)	–	$0.6 – $1.8

9. Convertible Preferred Stock

Immediately prior to the completion of our IPO on September 19, 2013, we had the following redeemable convertible preferred stock outstanding, all of which was converted to common stock in connection with our IPO (in thousands):

	September 19, 2013			December 31, 2012
	Shares Designated	Shares Issued and Outstanding	Liquidation Preference	Shares Designated	Shares Issued and Outstanding	Liquidation Preference
Series A-1	1,000	1,000	$250	1,000	1,000	$250
Series A-2	10,410	10,164	6,200	10,410	10,164	6,200
Series B	11,104	10,985	14,500	11,104	10,985	14,500
Series C	7,049	7,049	14,604	7,049	7,049	14,604
Series D	26,331	26,231	10,187	26,331	26,231	10,187
Series E	4,632	4,412	6,000	4,632	4,412	6,000
Series F	4,800	4,749	49,999	4,800	4,274	45,005
Total	65,326	64,590	$101,740	65,326	64,115	$96,746

Significant terms of the convertible preferred stock were as follows:

Voting Rights

The holders of the convertible preferred stock were entitled to one vote for each share of common stock into which their shares of convertible preferred stock would have been converted and the holders of the convertible preferred stock and common stock would have voted together on an as converted basis. For the election of the Directors, and as long as 1,000,000 shares of convertible preferred stock were outstanding, the holders of the Series A-1, A-2, B, C, D and E convertible preferred stock could have elected two Directors. The holders of the common stock could have elected two Directors. A majority of the preferred stock (other than Series F convertible preferred stock) and common stock (each voting as a separate class) would have been required to elect any remaining directors. The holders of the Series F convertible preferred stock did not have voting rights with respect to the election of Directors.

Dividends

The holders of the convertible preferred stock were entitled, when, as, and if declared by the Board of Directors, and prior and in preference to common stock, to non-cumulative dividends at the following per annum rates; $0.015 per share for Series A-1, $0.0366 per share for Series A-2, $0.0792 per share for Series B, $0.1243 per share for Series C, $0.0233014 per share for Series D, $0.0816 per share for Series E and $0.6318 per share for Series F. There were no cumulative preferred stock dividends in arrears as of September 30, 2013 and December 31, 2012. No dividends have been paid to date.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of our operations, all assets available for distribution would have been distributed to the holders of convertible preferred stock based on the original issue price of the related shares as follows: $0.25 per share for Series A-1, $0.61 per share for Series A-2, $1.32 per share for Series B, $2.0717 per share for Series C, $0.3883572 per share for Series D, $1.36 per share for Series E, and $10.5294 per share for Series F; plus all declared and unpaid dividends. If the available funds were insufficient to permit full payment of each Series’ original issue price, the available funds would have been allocated based on the number of shares of convertible preferred stock outstanding on a pro-rata basis. Any remaining available funds after payment to the holders of the convertible preferred stock would have been distributed to holders of common stock on a pro-rata basis, except that if the holder of convertible preferred stock would have received more funds had they converted into common stock, then the holders of convertible preferred stock would have received the amount they would have received had they converted to common stock.

Conversion

Shares of convertible preferred stock were convertible, at any time and at the option of the holder, into shares of common stock. Shares of convertible preferred stock automatically convert into shares of common stock upon the closing of an IPO provided the aggregate proceeds from an IPO are not less than $75 million. As of September 19, 2013 and December 31, 2012, the conversion ratio for all series of convertible preferred stock was as follows; 1:1 for Series A-1, 1:1.1730769 for Series A-2, 1:1.4012739 for Series B, 1:1.4915047 for Series C, 1:1 for Series D and 1:1 for Series E. As of September 30, 2013, the conversion ratio for the Series F convertible preferred stock was 1:1. Shares of preferred stock were automatically converted to commons stock just prior to the closing of our initial public offering in September 2013 as the aggregate proceeds from the initial public offering exceeded $75 million.

Redemption

The convertible preferred stock was not redeemable.

10. Common Shares Reserved for Issuance

We were authorized to issue 1,000,000,000 and 130,000,000 shares, respectively, of common stock with a par value of $0.0001 per share as of September 30, 2013 and December 31, 2012. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.

As of September 30, 2013 and December 31, 2012, we reserved shares of common stock for issuance as follows (in thousands):

	As of September 30,	As of December 31,
	2013	2012
Reserved under stock award plans	35,668	21,443
Conversion of preferred stock	—	73,747
Warrants to purchase convertible preferred stock	—	616
Warrants to purchase common stock	616	—
Total	36,284	95,806

11. Share Based Awards

Stock Option and Restricted Stock Plans

We have operated under three equity award plans, our 2004 Stock Option Plan (“2004 Plan”), our 2008 Stock Plan (“2008 Plan”), and our 2013 Equity Incentive Plan (“2013 Plan”) (collectively, the “Plans”), which were adopted by the Board of Directors and approved by the stockholders in August 2004, February 2008 and August 2013, respectively.

Our 2008 Plan and 2013 Plan provide for the issuance of restricted stock and the granting of options and restricted stock units to our employees, officers, directors, and consultants. Our 2004 Plan only allowed for the issuance of stock options. Awards granted under the Plans vest over the periods determined by the Board of Directors, generally four years, and expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and expire five years from the date of grant. For all other options granted, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant.

We terminated our 2004 Plan in 2008 and terminated our 2008 Plan upon the completion of our IPO. Awards that were outstanding upon termination remained outstanding pursuant to their original terms. A total of 12,821,535 shares of our common stock are reserved for issuance pursuant to the 2013 Plan and includes shares that were reserved but unissued under the 2008 Plan.

2013 Employee Stock Purchase Plan

In August 2013, our board of directors adopted, and our stockholders approved, our 2013 Employee Stock Purchase Plan, or the "Purchase Plan". The Purchase Plan became effective upon adoption.

The Purchase Plan allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading of each offering period or on the exercise date. Each offering period will be approximately twelve months starting on the first trading date on or after May 15 and November 15 of each year, except for the first offering period, which commenced on September 19, 2013 and will end on the first trading day on or after May 15, 2014. Participants may purchase shares of common stock through payroll deduction of up to 15% of their eligible compensation, subject to purchase limits of 3,000 shares for each normal purchase period or $25,000 worth of stock for each calendar year.

A total of 2,500,000 shares of our common stock is available for sales under the Purchase Plan. In addition, our Purchase Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning in 2014, equal to the lessor of: 1% of the outstanding shares of our common stock on the first day of such fiscal year; 3,700,000 shares; or such other amount as may be determined by our board of directors.

Stock Options Awards

A summary of the activity for our stock option changes during the reporting periods and a summary of information related to options exercisable, vested, and expected to vest are presented below (in thousands, except per share and contractual life amounts):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance—December 31, 2012	4,107	17,336	$0.98	8.28	$77,250
Additional shares authorized	20,413	—
Restricted stock awards and units granted	(659)	—
Options granted	(12,754)	12,754	8.57
Options exercised	—	(6,207)	0.88
Options canceled	1,176	(1,176)	2.88
Unvested stock and restricted stock units forfeited	172	—
Balance—September 30, 2013 (unaudited)	12,455	22,707	$5.17	8.72	$825,614
Options vested and expected to vest—September 30, 2013		19,600	$5.11	8.67	$713,826
Options exercisable— September 30, 2013		10,666	$2.10	7.90	$420,595

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fair value of common stock	$12.90 - $20.00	$3.66	$6.05 - $20.00	$2.00 - $3.66
Risk-free interest rate	1.6% - 2.1%	0.9%	0.6% - 2.1%	0.8% - 1.4%
Expected term (in years)	5 - 6	6	4 - 6	5 - 6
Volatility	49% - 54%	51% - 52%	49% - 54%	44% - 52%
Dividend yield	—%	—%	—%	—%

The total grant date fair value of stock options vested during the three and nine months ended September 30, 2013 was $1.6 million and $3.6 million. The total grant date fair value of stock options vested during the three and nine months ended September 30, 2012 was $0.4 million and $0.9 million. The aggregate intrinsic value of all stock options exercised during the three and nine months ended September 30, 2013 was $7.0 million and $40.6 million. The aggregate intrinsic value of all stock options exercised during the three and nine months ended September 30, 2012 was $0.7 million and $1.8 million.

Restricted Stock Awards and Restricted Stock Units

A summary of information related to restricted stock awards and restricted stock units are presented below (in thousands, except per share):

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2012	1,895	$2.29	1.15	$5,971
Granted	659	8.07
Vested	(527)	5.50
Canceled/forfeited	(60)	6.20
Unvested balance —September 30, 2013 (unaudited)	1,967	$3.25	0.77	$75,334
RSUs vested and expected to vest—September 30, 2013	1,869	$3.25	0.77	$71,567

Employee Stock Purchase Plans Expense and Assumptions used in Valuation

During the three months ended September 30, 2013, compensation expense recognized in connection with the Purchase Plan was $0.2 million. The following table summarizes the assumptions related to the Purchase Plan:

	Three Months Ended September 30,
	2013	2012
Fair value of common stock	$20.00	NA
Risk-free interest rate	0.1%	NA
Expected term (in years)	0.7 - 1.2	NA
Volatility	42% - 45%	NA
Dividend yield	—%	NA

Stock-Based Compensation

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of product revenue	$143	$27	$279	$60
Cost of subscription and services revenue	762	18	1,330	39
Research and development	2,350	433	4,425	671
Sales and marketing	3,784	341	5,878	902
General and administrative	1,775	1,289	4,432	2,249
Total	$8,814	$2,108	$16,344	$3,921

As of September 30, 2013 and 2012, total compensation cost related to unvested stock-based awards granted to employees under our stock option plans and Purchase Plan but not yet recognized was $69.2 million and $14.7 million, net of estimated forfeitures, respectively. This cost for all periods is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately three years. Future grants will increase the amount of compensation expense to be recorded in future periods.

12. Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.

Our benefit for income taxes for the three and nine month periods ended September 30, 2013 reflects an effective tax rate of 1.77% and 0.27%, respectively. The benefit is primarily due to a reduction of the U.S. valuation allowance resulting from recording a deferred tax liability on the acquisition-related intangibles for which no benefit will be derived partially offset by foreign and state income tax expense.

Our provision for income taxes for the three and nine month periods ended September 30, 2012 reflects an effective rate of 0.61% and 0.49%, respectively. The tax expense is primarily due to foreign and state income tax expense.

13. Net Loss per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and warrants. Diluted net income per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the three and nine months ended September 30, 2013 and 2012, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(50,926)	$(8,852)	$(118,122)	$(23,180)
Denominator:
Weighted average number of shares outstanding—basic and diluted	31,590	11,025	21,838	9,955
Net loss per share—basic and diluted	$(1.61)	$(0.80)	$(5.41)	$(2.33)

The following outstanding options, unvested shares, warrants, and convertible preferred stock were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of September 30,
	2013	2012
Options to purchase common stock	22,707	18,161
Unvested early exercised common shares	5,240	8,554
Unvested restricted stock awards and units	2,140	—
Convertible preferred stock	—	69,473
Warrants to purchase convertible preferred stock	—	616
Warrants to purchase common stock	616	—

14. Employee Benefit Plan

401(k) Plan

We have established a 401(k) tax-deferred savings plan (the “401(k) Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. We are responsible for administrative costs of the 401(k) Plan and have made no contributions to the 401(k) Plan since inception.

15. Related Party Transactions

Employee Notes Receivable

Our former Chief Executive Officer and now Chief Technology Officer and Chief Strategy Officer and our current Chief Executive Officer have exercised stock options early in exchange for full-recourse promissory notes bearing annual interest of 1.07% to 2.72% payable to us. These notes were secured by the underlying shares purchased and such unvested shares could be repurchased by us upon employee termination at the original issuance price. The promissory notes, and accrued interest were scheduled to become due and payable in full beginning January 29, 2015 and ending September 18, 2017, but could become due earlier if we become subject to the requirements of Section 13 of the Securities Exchange Act of 1934, had a change in control or the Chief Executive Officer terminated his services.

Employee notes receivable as of December 31, 2012 was $7.3 million, all of which was repaid in March and April 2013.

In March 2013, our Chief Technology Officer repaid in full his outstanding promissory notes with us in the aggregate amount of $3.7 million which covered all outstanding principal and accrued interest.

In April 2013, our Chief Executive Officer repaid in full his outstanding promissory note with us in the amount of $3.6 million which covered all outstanding principal and accrued interest.

Investor Customers

As of December 31, 2012, we had two customers that were also investors, owning 532,064 and 1,938,027 shares of Series C, D, E and F convertible preferred stock. Sales to these two customers accounted for $67,000 and $310,000 of revenue for the three months ended September 30, 2013 and 2012 and $191,000 and $381,000 for the nine months ended September 30, 2013 and 2012.

We have not reduced revenue during the nine month periods ended September 30, 2013 and 2012 related to the issuance of convertible preferred stock to related parties as we believe the issuance of the convertible preferred stock does not constitute a sales incentive. The price paid for the convertible preferred stock was representative of fair value, as evidenced by the simultaneous purchase of convertible preferred stock by other, unrelated investors.

16. Segment Information

We conduct business globally and are primarily managed on a geographic basis. Our chief operating decision maker reviews financial information presented on a consolidated basis accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity, and there are no segment managers who are held accountable for operations, operating results, and plans for levels, components, or types of products or services below the consolidated unit level. Accordingly, we are considered to be in a single reportable segment and operating unit structure.

Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
United States	$30,435	$18,354	$75,793	$43,108
EMEA	6,292	1,622	14,706	3,236
APAC	4,491	1,237	10,315	3,501
Other	1,434	683	3,476	1,792
Total revenue	$42,652	$21,896	$104,290	$51,637

Substantially all of our assets were attributable to operations in the United States as of September 30, 2013. Our revenue is not dependent on any particular end-customers as no end-customer represented more than 10% of our revenue in the three and nine months ended September 30, 2013 and 2012. Carahsoft Technology Corporation and Accuvant, two of our resellers, accounted for 16% and 10% of our revenue, respectively, in the three months ended September 30, 2013. Demension Data, another reseller of ours, and Accuvant accounted for approximately 11% and 11% of our revenue for the three months ended September 30, 2012, respectively. Accuvant and Fishnet Security, Inc., another of our resellers, accounted for approximately 11% and 11% of our revenue in the nine months ended September 30, 2012, respectively. None of the resellers accounted for more than 10% of our revenue for the nine months ended September 30, 2013.

 17. Subsequent Events

In October 2013, we repaid the outstanding borrowing in the amount of $20.0 million under the revolving line of credit facility under the Second Loan Agreement. We have not canceled the revolving line of credit facility.

Item 2.   Management's Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC on September 20, 2013. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	beliefs and objectives for future operations;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to expand internationally;

•	our ability to further penetrate our existing customer base;

•	our expectations concerning renewal rates for subscriptions and services by existing customers;

•	cost of revenue, including changes in costs associated with production, manufacturing and customer support;

•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	economic and industry trends or trend analysis;

•	the effects of seasonal trends on our results of operations;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies; and

•	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We have invented a purpose-built, virtual machine-based security platform that provides real-time protection to enterprises and governments worldwide against the next generation of cyber attacks. Our technology approach represents a paradigm shift from how IT security has been conducted since the earliest days of the information technology industry. The core of our purpose-built, virtual machine-based security platform is our virtual execution engine, to which we refer as our MVX engine, which identifies and protects against known and unknown threats that existing signature-based technologies are unable to detect. We believe it is an imperative for organizations to invest in this new approach to security to protect their critical assets, such as intellectual property and customer and financial data, from the global pandemic of cybercrime, cyber espionage and cyber warfare.

We were founded in 2004 to address the fundamental limitations of legacy signature-based technologies in detecting and blocking sophisticated cyber attacks. From 2004 to 2008, we focused our efforts on research and development to build our virtual machine technology. We released our first product, the Web Malware Protection System, or Web MPS, in 2008. Our Web MPS is designed to analyze and block advanced attacks via the Web. Since that time, we have continued to enhance our product portfolio, releasing our Email MPS in 2011 and our File MPS in 2012. Our Email MPS and File MPS address advanced threats that are introduced through email attachments and file shares. Due to the scale of our customer deployments and our customers’ desire for deeper analysis of potential malicious software, we also provide management and analysis appliances, specifically our Central Management System, or CMS, and our Malware Analysis System, or MAS. We support and enhance the functionality of our products through our Dynamic Threat Intelligence, or DTI, cloud, a subscription service that offers global threat intelligence sharing and provides a closed-loop system that leverages the network effects of a globally distributed, automated threat analysis network. Our nine years of research and development in virtual machine technology, anomaly detection and associated heuristic algorithms has enabled us to provide signature-less threat protection against next-generation cyber attacks.

We primarily market and sell our virtual machine-based security platform to Global 2000 companies in a broad range of industries and governments worldwide. As of September 30, 2013, we had over 1,300 end-customers, including over 100 of the Fortune 500.

We have experienced rapid growth over the last several years, increasing our revenue at a compound annual growth rate of 167% from 2009 to 2012. We have also increased our number of employees from 35 as of December 31, 2008 to over 1,100 as of September 30, 2013. We expect to continue rapidly scaling our organization to meet the needs of our customers and to pursue opportunities in new and existing markets. We intend to continue to invest in the development of our sales and marketing teams, with a particular focus on expanding our network of international channel partners, opening sales offices, hiring key sales and marketing personnel and carrying out associated marketing activities in key geographies. As of September 30, 2013, we were selling our solution to end-customers in over 40 countries, and we expect revenue from international sales to grow as a percentage of our overall revenue. We also intend to continue to invest in our product development organization to enhance the functionality of our existing platform, introduce new products and subscriptions, and build upon our technology leadership. As a result, we do not expect to be profitable for the foreseeable future.

In September 2013, we closed our initial public offering or IPO, in which we sold 17,450,000 shares of common stock (inclusive of 2,275,000 shares of common stock from the exercise of the over-allotment option granted to the underwriters). The public offering price of the shares sold in the IPO was $20.00 per share. The total gross proceeds from the offering were $349.0 million. After deducting underwriting discounts and commissions and offering expenses, the aggregate net proceeds received by us totaled approximately $321.3 million.

We believe that the growth of our business and our short and long term success are dependent upon many factors, including our ability to extend our technology leadership, grow our base of end-customers, expand deployment of our platform within existing end-customers, and focus on end-customer satisfaction. While these areas present significant opportunities for us, they also pose challenges and risks that we must successfully address in order to sustain the growth of our business and improve our operating results.

We have experienced rapid growth and increased demand for our products over the last few years. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Additionally, we face intense competition in our market, and to succeed, we need to innovate and offer products that are differentiated from existing infrastructure products, as well as effectively hire, retain, train, and motivate qualified personnel and senior management. If we are unable to successfully address these challenges, our business, operating results, and prospects could be adversely affected.

Our Business Model

We generate revenue from sales of our products, subscriptions and services. Our product revenue consists primarily of revenue from the sale of our MPS portfolio of software-based appliances, consisting of our Web MPS, Email MPS and File MPS, as well as sales of our MAS and CMS appliances. We offer our MPS portfolios as a complete solution to protect the various entry points of a customer’s network from the next generation of cyber attacks. Because the typical customer’s network has more Web entry points to protect than email and file entry points, customers that purchase our MPS portfolio generally purchase more Web MPS appliances than Email MPS or File MPS appliances. As a result, Web MPS accounts for the largest portion of our MPS product revenue. In addition, because most malicious attacks occur through the Web threat vector, smaller customers and customers who do not have the budget to purchase the full MPS portfolio often only purchase Web MPS. While we have experienced steady growth in sales of our Email MPS since its introduction in 2011, these sales have not contributed as quickly to the growth in our overall product revenue because revenue associated with our Email MPS is recognized ratably over the longer of the contractual term or the estimated period the customer is expected to benefit from the product. By contrast, revenue associated with our Web MPS, File MPS, CMS and MAS products is recognized upon shipment. Finally, we recently introduced our File MPS in the second quarter of 2012, and as a result, revenue from our File MPS represents a small percentage of our product revenue.

We require customers to purchase a subscription to our DTI cloud and support and maintenance services when they purchase any part of our MPS portfolio. In addition, we require customers that purchase our Email MPS to also purchase a subscription to our Email MPS Attachment/URL engine. Our customers generally purchase these subscriptions and services for a one or three year term, and revenue from such subscriptions is recognized ratably over the subscription period. Sales of these subscriptions and services, along with sales of Email MPS for multi-year terms, have increased our deferred revenue. As of September 30, 2013 and December 31, 2012 , our total deferred revenue was $130.8 million and $76.4 million , respectively. Amortization of this growing deferred revenue has increased our subscription and services revenue as a percentage of total revenue.

Key Business Metrics

We monitor the key business metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue and gross margin below under “—Components of Operating Results.” Deferred revenue, cash flow provided by (used in) operating activities, and free cash flow are discussed immediately below the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Product revenue	$23,729	$13,754	$55,957	$31,955
Subscription and services revenue	18,923	8,142	48,333	19,682
Total revenue	$42,652	$21,896	$104,290	$51,637
Year-over-year percentage increase	95%	132%	102%	150%
Gross margin percentage	69%	79%	71%	78%
Deferred revenue, current			$71,450	$30,762
Deferred revenue, non-current			$59,302	$28,821
Net cash provided by (used in) operating activities			$(44,424)	$10,645
Free cash flow (non-GAAP)			$(80,380)	$(3,841)

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenue as of the period end. The majority of our deferred revenue consists of the unamortized balance of revenue from sales of our Email MPS product, subscriptions to our DTI cloud and Email MPS Attachment/URL engine, and support and maintenance contracts. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.

Net cash provided by (used in) operating activities. We monitor net cash provided by (used in) operating activities as a measure of our overall business performance. Our net cash provided by (used in) operating activities is driven in large part by sales of our products and from up-front payments for both subscriptions and support and maintenance services. Monitoring net cash provided by (used in) operating activities enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation, amortization, and stock-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.

Free cash flow. We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment and demonstration units. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that, after the purchases of property and equipment and demonstration units, can be used by us for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet. A reconciliation of free cash flow to cash flow provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP, is provided below:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flow provided by (used in) operating activities	$(44,424)	$10,645
Less: purchase of property and equipment and demonstration units	35,956	14,486
Free cash flow (non-GAAP)	$(80,380)	$(3,841)
Net cash used in investing activities	$(41,464)	(14,957)
Net cash provided by financing activities	$353,398	7,851

Components of Operating Results

Revenue

We generate revenue from the sales of our products, subscriptions and services. As discussed further in “—Critical Accounting Policies and Estimates—Revenue Recognition” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus filed with the SEC on September 20, 2013, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.

Our total revenue consists of the following:

•
Product revenue. Our product revenue is generated from sales of our appliances. For our Web MPS, File MPS, MAS and CMS appliances, we recognize product revenue at the time of shipment, provided that all other revenue recognition criteria have been met. For our Email MPS appliances, we recognize product revenue ratably over the longer of the contractual term of the subscription service or the estimated period the customer is expected to benefit from the product.

•
Subscription and services revenue. Subscription and services revenue is generated primarily from our DTI cloud, our Email MPS Attachment/URL engine, and support and maintenance services. Our DTI cloud subscription is determined as a percentage of the price of the related appliance. The Email MPS Attachment/URL engine is priced on a per-user basis. We recognize revenue from subscriptions and support and maintenance services over the one or three year contract term, as applicable.

Cost of Revenue

Our total cost of revenue consists of cost of product revenue and cost of subscription and services revenue. Personnel costs associated with our operations and global customer support organizations consist of salaries, benefits, bonuses and stock-based compensation. Overhead costs consist of certain facilities, depreciation, benefits, and information technology costs.

•
Cost of product revenue. Cost of product revenue primarily consists of costs paid to our third-party contract manufacturers for our appliances and personnel and other costs in our manufacturing operations department. Our cost of product revenue also includes product testing costs, allocated costs and shipping costs. We expect our cost of product revenue to increase as our product revenue increases.

•
Cost of subscription and services revenue. Cost of subscription and services revenue consists of personnel costs for our global customer support organization and allocated costs. We expect our cost of subscription and services revenue to increase as our customer base grows and as we hire additional professional services personnel.

Gross Margin

Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our products, subscriptions and services, manufacturing costs, the mix of products sold, and the mix of revenue among products, subscriptions and services. We expect our gross margins to fluctuate over time depending on the factors described above.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. Operating expenses also include overhead costs for facilities, IT and depreciation.

•
Research and development. Research and development expense consists primarily of personnel costs and allocated overhead. Research and development expense also includes prototype related expenses. We expect research and development expense to continue to increase in absolute dollars as we continue to invest in our research and product development efforts to enhance our product capabilities, address new threat vectors and access new customer markets, although such expense may fluctuate as a percentage of total revenue.

•
Sales and marketing. Sales and marketing expense consists primarily of personnel costs, incentive commission costs and allocated overhead. We expense commission costs as incurred. Sales and marketing expense also includes costs for market development programs, promotional and other marketing activities, travel, office equipment, depreciation of proof-of-concept evaluation units and outside consulting costs. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations and expand our international operations, although such expense may fluctuate as a percentage of total revenue.

•
General and administrative. General and administrative expense consists of personnel costs, professional services and allocated overhead. General and administrative personnel include our executive, finance, human resources, facilities and legal organizations. Professional services consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to continue to increase in absolute dollars as we have recently incurred, and expect to continue to incur, additional general and administrative expenses as we grow our operations as a public company, including higher legal, corporate insurance, and accounting expenses.

Interest Income

Interest income consists of interest earned on our cash and cash equivalent balances. We have historically invested our cash in money-market funds and other short-term, investment-grade investments. We expect interest income to vary each reporting period depending on our average investment balances during the period, types and mix of investments and market interest rates.

Interest Expense

Interest expense consists of interest on our outstanding debt. See Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about our debt.

Other Expense, Net

Other expense, net consists primarily of the change in fair value of our preferred stock warrant liability and gains or losses on disposal of fixed assets. Prior to our IPO, convertible preferred stock warrants were classified as a liability on our condensed consolidated balance sheets. During September 2013, our convertible preferred stock warrants were converted to common stock warrants. As part of this process, we performed a final remeasurement to fair value and the corresponding charge was recorded as other expense, net.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists primarily of U.S. federal and state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance for deferred tax assets, including net operating loss carry forwards, and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future.

Results of Operations

The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
Product	$23,729	$13,754	$55,957	$31,955
Subscription and services	18,923	8,142	48,333	19,682
Total revenue	42,652	21,896	104,290	51,637
Cost of revenue:
Product	7,358	3,813	18,124	9,400
Subscription and services	6,079	904	12,481	2,183
Total cost of revenue	13,437	4,717	30,605	11,583
Total gross profit	29,215	17,179	73,685	40,054
Operating expenses:
Research and development	20,492	4,191	44,570	9,814
Sales and marketing	44,414	16,734	110,577	42,788
General and administrative	11,704	4,188	29,385	8,898
Total operating expenses	76,610	25,113	184,532	61,500
Operating loss	(47,395)	(7,934)	(110,847)	(21,446)
Interest income	1	2	53	5
Interest expense	(243)	(167)	(519)	(377)
Other expense, net	(4,206)	(699)	(7,129)	(1,248)
Loss before income taxes	(51,843)	(8,798)	(118,442)	(23,066)
Provision for (benefit from) income taxes	(917)	54	(320)	114
Net loss attributable to common stockholders	$(50,926)	$(8,852)	$(118,122)	$(23,180)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(As a percentage of total revenue)
Revenue:
Product	56%	63%	54%	62%
Subscription and services	44	37	46	38
Total revenue	100	100	100	100
Cost of revenue:
Product	17	17	17	18
Subscription and services	14	4	12	4
Total cost of revenue	31	21	29	22
Total gross profit	69	79	71	78
Operating expenses:
Research and development	48	19	43	19
Sales and marketing	104	76	106	83
General and administrative	27	19	28	17
Total operating expenses	179	114	177	119
Operating loss	(110)	(35)	(106)	(41)
Interest income	—	—	—	—
Interest expense	(1)	(1)	0	(1)
Other expense, net	(10)	(3)	(7)	(2)
Loss before income taxes	(121)	(39)	(113)	(44)
Provision for (benefit from) income taxes	(2)	—	—	—
Net loss attributable to common stockholders	(119)%	(39)%	(113)%	(44)%

Comparison of the Three and Nine Months Ended September 30, 2013 and 2012

Revenue

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$23,729	56%	$13,754	63%	$9,975	73%	$55,957	54%	$31,955	62%	$24,002	75%
Subscription and services	18,923	44%	8,142	37%	10,781	132%	48,333	46%	19,682	38%	28,651	146%
Total revenue	$42,652	100%	$21,896	100%	$20,756	95%	$104,290	100%	$51,637	100%	$52,653	102%
Revenue by geographic region:
United States	$30,435	71%	$18,354	84%	$12,081	66%	$75,793	73%	$43,108	84%	$32,685	76%
EMEA	6,292	15%	1,622	7%	4,670	288%	14,706	14%	3,236	6%	11,470	354%
APAC	4,491	11%	1,237	6%	3,254	263%	10,315	10%	3,501	7%	6,814	195%
Other	1,434	3%	683	3%	751	110%	3,476	3%	1,792	3%	1,684	94%
Total revenue	$42,652	100%	$21,896	100%	$20,756	95%	$104,290	100%	$51,637	100%	$52,653	102%

Product revenue increased by $10.0 million, or 73%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Product revenue increased by $24.0 million, or 75%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in product revenue was primarily driven by growth in our installed base of customers, which grew from approximately 700 to over 1,300 as of September 30, 2012 and 2013, respectively, as well as follow-on purchases from customers expanding their initial deployments of our MPS portfolio. Our Web MPS continued to account for the largest portion of our MPS product revenue as customers that purchase our MPS portfolio generally purchase more Web MPS appliances than Email MPS or File MPS appliances, reflecting the fact that their networks typically have more Web entry points than email or file entry points to protect. In addition, revenue associated with our

Web MPS is recognized upon shipment whereas revenue associated with our Email MPS is recognized ratably over the longer of the contractual term or the estimated period the customer is expected to benefit from the product.

Subscription and service revenue increased by $10.8 million, or 132%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Subscription and service revenue increased by $28.7 million, or 146%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Revenue from the amortization of deferred subscription and services revenue related to initial customer purchases was $14.2 million and $36.6 million for the three and nine months ended September 30, 2013, respectively. Revenue from the amortization of deferred subscription and services revenue related to renewals was $4.7 million and $11.7 million for the three and nine months ended September 30, 2013, respectively. Given our high renewal rate and increasing base of customers, we expect revenue from the amortization of deferred subscription and services revenue related to renewals to increase as a percentage of our total revenue from deferred subscription and services revenue. Our renewal rate for subscription and services agreements expiring in the 12 months ended September 30, 2013 was in excess of 90%.

Finally, international revenue increased $8.7 million, or 245% during the three months ended September 30, 2013 and $20.0 million, or 234%, during the nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, which reflects our increasing international market presence.

Cost of Revenue and Gross Margin

	Three months Ended September 30,					Nine months Ended September 30,
	2013		2012		Change	2013		2012		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Amount	Gross Margin	Amount	Gross Margin	Amount
	(Dollars in thousands)
Cost of revenue:
Product	$7,358		$3,813		$3,545	$18,124		$9,400		$8,724
Subscription and services	6,079		904		5,175	12,481		2,183		10,298
Total cost of revenue	$13,437		$4,717		$8,720	$30,605		$11,583		$19,022
Gross margin:
Product		69%		72%			68%		71%
Subscription and services		68%		89%			74%		89%
Total gross margin		69%		79%			71%		78%

Total cost of revenue increased $8.7 million, or 185% and $19.0 million, or 164%, during the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, respectively. The increase in cost of product revenue was driven primarily by an increase in product revenue and an increase in personnel costs in our manufacturing operations department. The increase in cost of subscription and services revenue was driven primarily by increased personnel costs in customer support.

Gross margin decreased for the three and nine month period ended September 30, 2013 compared to the three and nine month period ended September 30, 2012. The decrease in product gross margin was driven primarily by our increased investment in our manufacturing operations to increase capacity. The decrease in subscription and services gross margin was due primarily to an increase in our investment in customer support personnel and infrastructure.

Operating Expenses

	Three Months Ended September 30,						Nine months Ended September 30,
	2013		2012		Change		2013		2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$20,492	48%	$4,191	19%	$16,301	389%	$44,570	43%	$9,814	19%	$34,756	354%
Sales and marketing	44,414	104	16,734	76	27,680	165	110,577	106	42,788	83	67,789	158
General and administrative	11,704	27	4,188	19	7,516	179	29,385	28	8,898	17	20,487	230
Total operating expenses	$76,610	179%	$25,113	114%	$51,497	205%	$184,532	177%	$61,500	119%	$123,032	200%
Includes stock-based compensation expense of:
Research and development	$2,350		$433				$4,425		$671
Sales and marketing	3,784		341				5,878		902
General and administrative	1,775		1,289				4,432		2,249
Total	$7,909		$2,063				$14,735		$3,822

Research and Development

Research and development expense increased $16.3 million, or 389%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to a $7.5 million increase in personnel costs as we increased our headcount to support continued investment in our future product and service offerings, and a $1.5 million increase in nonrecurring engineering activities. Additionally, overhead allocations and depreciation related to capital expenditures for departmental expansion increased by $6.2 million during the three months ended September 30, 2013.

Research and development expense increased $34.8 million, or 354%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to a $18.1 million increase in personnel costs and a $0.9 million increase in related consulting costs as we increased our headcount to support continued investment in our future product and service offerings, and an increase of $2.5 million in nonrecurring engineering activities. Additionally, overhead allocations and depreciation related to capital expenditures for departmental expansion increased by $11.8 million during the nine months ended September 30, 2013.

Sales and Marketing

Sales and marketing expense increased $27.7 million, or 165%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to a $16.1 million increase in personnel costs and a $0.7 million increase in related consulting costs as we increased our headcount resulting from our international expansion and further investment in our U.S. sales team and incurred higher commission costs. The change was also attributable to a $2.6 million increase in travel-related costs and a $6.9 million increase in overhead allocations driven by the increase in sales and marketing personnel.

Sales and marketing expense increased $67.8 million, or 158%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to a $37.3 million increase in personnel costs attributable to increased headcount resulting from our international expansion and further investment in our U.S. sales team and higher commissions, a $3.0 million increase in depreciation expense, a $1.2 million increase in recruiting expenses related to new hires, a $4.7 million increase in travel-related costs and a $2.3 million increase in marketing activity, primarily related to an increase in lead generation services and costs associated with trade shows and conventions, Website development and partner programs. The change was also attributable to a $1.6 million increase in consulting costs and a $16.1 million increase in overhead allocations associated with additional sales and marketing personnel.

General and Administrative

General and administrative expense increased $7.5 million, or 179%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to a $3.6 million increase in personnel costs, a $2.0 million increase in professional services, including legal, accounting and recruiting services, and a $0.2 million increase in consulting costs. The change was also attributable to a $1.6 million increase in overhead allocations associated with departmental expansion. The increase in personnel costs, professional services and consulting costs was primarily a result of supporting growth in operations and preparing to operate as a public company.

General and administrative expense increased $20.5 million, or 230%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to a $9.5 million increase in personnel costs, a $4.8 million increase in professional services, including legal, accounting and recruiting services, and a $1.1 million increase in consulting costs. The change was also attributable to a $3.8 million increase in overhead allocations associated with departmental expansion. The increase in personnel costs, professional services and consulting costs was primarily a result of supporting growth in operations and preparing to operate as a public company.

Interest Income

	Three months Ended September 30,		Change		Nine months Ended September 30,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(Dollars in thousands)
Interest income	$1	$2	$(1)	(50)%	$53	$5	$48	960%

The change in interest income resulted from the fluctuation of the average balances in cash and cash equivalents during the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012.

Interest Expense

	Three months Ended September 30,		Change		Nine months Ended September 30,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(Dollars in thousands)
Interest expense	$(243)	$(167)	$(76)	46%	$(519)	$(377)	$(142)	38%

 The increase in interest expense resulted from increased bank borrowings during the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012.

Other Expense, Net

	Three months Ended September 30,		Change		Nine months Ended September 30,		Change
	2013	2012	Amount	%	2013	2012	Amount	%
	(Dollars in thousands)
Other expense, net	$(4,206)	$(699)	$(3,507)	502%	$(7,129)	$(1,248)	$(5,881)	471%

The change in other expense, net was primarily due to an increase in the estimated fair value of preferred stock warrant liability during the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. At the time of our IPO, these preferred stock warrants were converted to common stock warrants and the warrant liability was reclassified to stockholders’ equity. We do not expect to incur expenses related to these warrants in future periods.

Provision for (Benefit from) Income Taxes

	Three months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(917)	$54	$(320)	$114
Effective tax rate (benefit)/provision	(1.77)%	0.61%	(0.27)%	0.49%

Our benefit from income taxes for the three and nine month periods ended September 30, 2013 is primarily due to a reduction of the U.S. tax valuation allowance resulting from recording a deferred tax liability on acquisition related intangibles for which no benefit will be derived, partially offset by foreign and state income tax expenses.

Our provision for income tax expenses for the three and nine month periods ended September 30, 2012 are primarily due to foreign and state income tax expenses.

Liquidity and Capital Resources

	As of September 30, 2013	As of December 31, 2012
	(In thousands)
Cash and cash equivalents	$327,710	$60,200

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash provided by (used in) operating activities	$(44,424)	$10,645
Cash used in investing activities	(41,464)	(14,957)
Cash provided by financing activities	353,398	7,851
Net increase in cash and cash equivalents	$267,510	$3,539

As of September 30, 2013, our cash and cash equivalents of $327.7 million were held for working capital, capital expenditures, investment in technology and business acquisition purposes, of which approximately $8.2 million was held outside of the United States and is not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes. The Company has no current plans to repatriate this cash.

Prior to our initial public offering ("IPO") in September 2013, we financed our operations primarily through private sales of equity securities and, to a lesser extent, proceeds from our bank facility and cash generated from operations. In September 2013, we completed our IPO pursuant to which we sold 17,450,000 shares of our common stock (inclusive of 2,275,000 shares of common stock from the exercise of the over-allotment option granted to the underwriters) at a public offering price of $20.00 per share, resulting in net proceeds of $321.3 million, after underwriting discounts and commissions and offering expenses. We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product and service offerings, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.

Operating Activities

During the nine months ended September 30, 2013, operating activities used $44.4 million in cash as a result of a net loss of $118.1 million, adjusted by non-cash charges of $34.1 million and a net increase of $39.6 million in our net operating assets and liabilities. The net increase in our net operating assets and liabilities was primarily the result of a $54.4 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance services, a $9.8 million increase in accounts payable and accrued liabilities due to growth in our business, and a $6.5 million increase in accrued compensation as a result of the growth in our headcount. This increase was partially offset by increases of $20.7 million in accounts receivable, a $4.8 million in prepaid expenses and a $5.2 million increase in inventory primarily driven by a large purchase of appliances from our legacy contract manufacturer to build our service inventory as we transitioned to a new contract manufacturer.

During the nine months ended September 30, 2012, operating activities provided $10.6 million in cash as a result of a net loss of $23.2 million, adjusted by non-cash charges of $9.7 million and a net increase of $24.1 million in our net operating assets and liabilities. The net increase in our net operating assets and liabilities was primarily the result of a $29.5 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance services, and a $3.2 million increase in accounts payable and accrued liabilities due to growth in our business. This increase was partially offset by a $5.6 million increase in accounts receivable and a $1.9 million increase in inventory.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2013 was $41.5 million, primarily resulting from capital expenditures to purchase property and equipment and demonstration units, and to the lesser extent, the acquisition of new technology and customer relationships.

Cash used in investing activities during the nine months ended September 30, 2012 was $15.0 million, primarily resulting from capital expenditures to purchase property and equipment and demonstration units.

Financing Activities

During the nine months ended September 30, 2013, financing activities provided $353.4 million in cash, primarily from net proceeds of $322.9 million from our IPO, $10.0 million from the issuance of convertible preferred stock, additional borrowings of $10.0 million under our line of credit, proceeds of $7.3 million from the collection of notes receivable from stockholders as of December 31, 2012 and proceeds of $5.4 million from the exercise of stock options, partially offset by payments of $2.1 million on bank borrowings.

During the nine months ended September 30, 2012, financing activities provided $7.9 million in cash, primarily from borrowings of $7.6 million under our line of credit, and proceeds of $1.3 million from the exercise of stock options, partially offset by payments on bank borrowings of $1.1 million.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We believe the critical accounting policies and estimates discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus filed with the SEC on September 20, 2013 pursuant to Rule 424(b) under the Securities Act, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as filed in such report.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that addresses the presentation of comprehensive income for annual reporting of financial statements was issued. The guidance is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Such changes in the stockholders’ equity will be required to be disclosed in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for fiscal years beginning after December 15, 2011, and should be applied retrospectively for all periods presented. Early adoption is permitted. This new guidance impacts how we report comprehensive income, and did not have any effect on the Company’s results of operations, financial position or liquidity upon its required adoption on January 1, 2012.

In February 2013, the FASB issued guidance which addresses the presentation of amounts reclassified from accumulated other comprehensive income. This guidance does not change current financial reporting requirements, instead an entity is required to cross-reference to other required disclosures that provide additional detail about amounts reclassified out of accumulated other comprehensive income. In addition, the guidance requires an entity to present significant amounts reclassified out of accumulated other comprehensive income by line item of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. Adoption of this standard is required for periods beginning after December 15, 2012 for public companies. This new guidance impacts how we report comprehensive income and has no material effect on our results of operations, financial position or liquidity upon its required adoption on January 1, 2013.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee, British Pound Sterling, Japanese Yen and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at September 30, 2013 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

Interest Rate Risk

We had cash and cash equivalents of $327.7 million as of September 30, 2013, respectively, consisting of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. As of September 30, 2013, we had total outstanding debt of $20.0 million, none of which was due within 12 months. The outstanding debt relates to an outstanding line of credit in the amount of $20.0 million. The line of credit carries a variable interest rate equal to the prime rate plus 1.5% and is available through December 31, 2014.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth above under "Litigation" in Note 7 contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.  Risk Factors
Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.

Risks Related to Our Business and Our Industry

If the IT security market does not continue to adopt our virtual machine-based security platform, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations and financial condition would be harmed.

We are seeking to disrupt the IT security market with our virtual machine-based security platform. Our platform interoperates with but does not replace most signature-based IT security products. Enterprises and governments that use signature-based security products, such as firewalls, intrusion prevention systems, or IPS, anti-virus, or AV, and Web and messaging gateways, for their IT security may be hesitant to purchase our virtual machine-based security platform if they believe that signature-based products are more cost effective, provide substantially the same functionality as our platform or provide a level of IT security that is sufficient to meet their needs. Currently, most enterprises and governments have not allocated a fixed portion of their budgets to protect against next-generation advanced cyber attacks. As a result, to expand our customer base, we need to convince potential customers to allocate a portion of their discretionary budgets to purchase our platform. However, even if we are successful in doing so, any future deterioration in general economic conditions may cause our customers to cut their overall IT spending, and such cuts may fall disproportionately on products and services like ours, for which no fixed budgetary allocation has been made. If we do not succeed in convincing customers that our platform should be an integral part of their overall approach to IT security and that a fixed portion of their annual IT budgets should be allocated to our platform, our sales will not grow as quickly as anticipated, or at all, which would have an adverse impact on our business, results of operations and financial condition.

Even if there is significant demand for virtual machine-based security solutions like ours, if our competitors include functionality that is, or is perceived to be, better than or equivalent to that of our platform in signature-based or other products that are already generally accepted as necessary components of an organization’s IT security architecture, we may have difficulty increasing the market penetration of our platform. Furthermore, even if the functionality offered by other IT security providers is different and more limited than the functionality of our platform, organizations may elect to accept such limited functionality in lieu of adding products from additional vendors like us.

If enterprises and governments do not continue to adopt our virtual machine-based security platform for any of the reasons discussed above, our sales would not grow as quickly as anticipated, or at all, and our business, results of operations and financial condition would be harmed.

Our limited operating history makes it difficult to evaluate our current business and prospects and may increase the risk that we will not be successful.

We were founded in 2004, and our first commercially successful product was our Web Malware Protection System, or Web MPS, which we first shipped in 2008. We expanded our platform in 2011,2012 and 2013 to include Email MPS, File MPS and NX 10000, respectively. The majority of our revenue growth began in 2010. Our limited operating history makes it difficult to evaluate our current business and prospects and plan for and model our future growth. We have encountered and will continue to encounter risks and uncertainties frequently encountered by rapidly growing companies in developing markets. If our assumptions regarding these risks and uncertainties are incorrect or change in response to changes in the IT security market, our results of operations and financial results could differ materially from our plans and forecasts. Although we have experienced rapid growth for the past several years, there is no assurance that such growth will continue. Any success we may experience in the future will depend in large part on our ability to, among other things:

•	maintain and expand our customer base and the ways in which customers use our platform;

•	expand revenue from existing customers through increased or broader use of our platform within their organizations;

•	convince customers to allocate a fixed portion of their annual IT budgets to our platform;

•	improve the performance and capabilities of our platform through research and development;

•	effectively expand our business domestically and internationally, which will require that we rapidly expand our sales force and fill key management positions, particularly internationally; and

•	successfully compete with other companies that currently provide, or may in the future provide, solutions like ours that protect against next-generation advanced cyber attacks.

 If we are unable to achieve our key objectives, including the objectives listed above, our business and results of operations will be adversely affected and the fair market value of our common stock could decline.

If we do not effectively expand and train our direct sales force, we may be unable to add new customers or increase sales to our existing customers, and our business will be adversely affected.

We continue to be substantially dependent on our direct sales force to obtain new customers and increase sales with existing customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, because we continue to grow rapidly, a large percentage of our sales force is new to our company. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.

If we fail to effectively manage our growth, our business, financial condition and results of operations would be harmed.

Our headcount increased from more than 175 employees as of December 31, 2011 to over 1,100 employees as of September 30, 2013, and we expect our headcount to continue to grow rapidly. In addition, our number of end-customers increased from more than 425 to more than 1,300 over the same period. This rapid growth has placed significant demands on our management and our operational and financial infrastructure. To improve our infrastructure, we have recently implemented a new enterprise resource planning system, including revenue recognition and management software, and we plan to implement additional systems. There is no assurance that we will be able to successfully scale improvements to our enterprise resource planning system or other systems and processes in a manner that keeps pace with our growth or that such systems will be effective in preventing or detecting errors, omissions or fraud.

As part of our efforts to improve our internal systems, processes and controls, we have licensed technology from third parties. The support services available for such third-party technology is outside of our control and may be negatively affected by consolidation in the software industry. In addition, if we do not receive adequate support for the software underlying our systems, processes and controls, our ability to provide products and services to our customers in a timely manner may be impaired, which may cause us to lose customers, limit us to smaller deployments of our platform or increase our technical support costs.

To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

•	effectively attracting, training and integrating a large number of new employees, particularly members of our sales and management teams;

•	further improving our key business applications, processes and IT infrastructure, including our data centers, to support our business needs;

•
enhancing our information and communication systems to ensure that our employees and offices around the world are well coordinated and can effectively communicate with each other and our growing base of channel partners and customers;

•	improving our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results; and

•	appropriately documenting our IT systems and business processes.

These and other improvements in our systems and controls will require significant capital expenditures and the allocation of valuable management and employee resources. If we fail to implement these improvements effectively, our ability to manage our expected growth, ensure uninterrupted operation of key business systems and comply with the rules and regulations applicable to public reporting companies would be impaired, and our business, financial condition and results of operations would be harmed.

Fluctuating economic conditions make it difficult to predict revenue for a particular period, and a shortfall in revenue may harm our operating results.

Our revenue depends significantly on general economic conditions and the demand for products in the IT security market. Economic weakness, customer financial difficulties, and constrained spending on IT security may result in decreased revenue and earnings. Such factors could make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our contract manufacturer relationships and other expenses. In addition, concerns regarding the impact of the U.S. federal sequestration on the IT budgets of various agencies of the U.S. government, as well as continued budgetary challenges in the United States and Europe and geopolitical turmoil in many parts of the world have and may continue to put pressure on global economic conditions and overall spending on IT security. Currently, most enterprises and governments have not allocated a fixed portion of their budgets to protect against next-generation advanced cyber attacks. If we do not succeed in convincing customers that our platform should be an integral part of their overall approach to IT security and that a fixed portion of their annual IT budgets should be allocated to our platform, general reductions in IT spending by our customers are likely to have a disproportionate impact on our business, results of operations and financial condition. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union, may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our platform.

Uncertainty about future economic conditions also makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness for us or our customers, failure of our customers and markets to recover from such weakness, customer financial difficulties, and reductions in spending on IT security could have a material adverse effect on demand for our platform and consequently on our business, financial condition and results of operations.

Our results of operations are likely to vary significantly from period to period, which could cause the trading price of our common stock to decline.

Our results of operations have varied significantly from period to period, and we expect that our results of operations will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to attract and retain new customers;

•	the budgeting cycles, seasonal buying patterns and purchasing practices of customers;

•	the timing of shipments of our products and length of our sales cycles;

•	changes in customer or reseller requirements or market needs;

•	changes in the growth rate of the IT security market, particularly the market for threat protection solutions like ours that target next-generation advanced cyber attacks;

•
the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of the IT security market, including consolidation among our customers or competitors;

•	the level of awareness of IT security threats, particularly advanced cyber attacks, and the market adoption of our platform;

•	deferral of orders from customers in anticipation of new products or product enhancements announced by us or our competitors;

•	our ability to successfully expand our business domestically and internationally;

•	reductions in customer renewal rates for our subscriptions;

•	decisions by organizations to purchase IT security solutions from larger, more established security vendors or from their primary IT equipment vendors;

•	changes in our pricing policies or those of our competitors;

•	any disruption in, or termination of, our relationship with channel partners;

•	decreases in our customers’ subscription renewal rates;

•	our inability to fulfill our customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

•
insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our products, subscriptions and services, or confronting our key suppliers, particularly our sole source suppliers, which could disrupt our supply chain;

•	the cost and potential outcomes of existing and future litigation;

•	seasonality in our business;

•	general economic conditions, both domestic and in our foreign markets;

•	future accounting pronouncements or changes in our accounting policies or practices;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our business;

•	a change in our mix of products, subscriptions and services; and

•	increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates.

Any of the above factors, individually or in the aggregate, may result in significant fluctuations in our financial and other operating results from period to period. As a result of this variability, our historical results of operations should not be relied upon as an indication of future performance. Moreover, this variability and unpredictability could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations for these or other reasons, the market price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

We have had operating losses each year since our inception, and may not achieve or maintain profitability in the future.

We have incurred operating losses each year since 2004, including net losses of $118.1 million and $23.2 million in the nine months ended September 30, 2013 and 2012, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or size of the IT security market, particularly the market for solutions that target the next generation of advanced cyber attacks, or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

We expect our revenue growth rate to decline, and as our costs increase, we may not be able to generate sufficient revenue to achieve and maintain profitability over the long term.

From the year ended December 31, 2009 to the year ended December 31, 2012, our revenue grew from $1.6 million to $83.3 million, which represents a compounded annual growth rate of approximately 167%. We expect that, to the extent our revenue increases to higher levels, our revenue growth rate will decline, and we may not be able to generate sufficient revenue to achieve or maintain profitability. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•	research and development related to our platform, including investments in our research and development team;

•	sales and marketing, including a significant expansion of our sales organization, particularly in international markets;

•	international expansion of our business;

•	expansion of our professional services organization; and

•	general administration expenses, including legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability over the long term.

Seasonality may cause fluctuations in our revenue.

We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others. We believe this variability is largely due to our customers’ budgetary and spending patterns, as many customers spend the unused portions of their discretionary budgets prior to the end of their fiscal years. For example, we have historically recorded our highest level of revenue in our fourth quarter, which we believe corresponds to the fourth quarter of a majority of our customers. Similarly, we have historically recorded our second-highest level of revenue in our third quarter, which corresponds to the fourth quarter of U.S. federal agencies and other customers in the U.S. federal government. In addition, our rapid growth rate over the last couple years may have made seasonal fluctuations more difficult to detect. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.

We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.

The market for security products and services is intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards and frequent new product introductions and improvements. We anticipate continued challenges from current competitors, which in many cases are more established and enjoy greater resources than us, as well as by new entrants into the industry. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in our growth rate or revenue that could adversely affect our business and results of operations.

Our competitors and potential competitors include large networking vendors such as Cisco Systems, Inc. and Juniper Networks, Inc. that may emulate or integrate virtual-machine features similar to ours into their own products; large companies such as Intel, IBM, and HP that have acquired large IT security specialist vendors in recent years and have the technical and financial resources and broad customer bases needed to bring competitive solutions to the market; independent IT security vendors such as Sourcefire (which was recently acquired by Cisco Systems, Inc.) and Palo Alto Networks that offer products that claim to perform similar functions to our platform; and small and large companies that offer point solutions that compete with some of the features present in our platform. Other IT providers offer, and may continue to introduce, security features that compete with our platform, either in stand-alone security products or as additional features in their network infrastructure products. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•	greater name recognition, longer operating histories and larger customer bases;

•	larger sales and marketing budgets and resources;

•	broader distribution and established relationships with channel and distribution partners and customers;

•	greater customer support resources;

•	greater resources to make acquisitions;

•	lower labor and research and development costs;

•	larger and more mature intellectual property portfolios; and

•	substantially greater financial, technical and other resources.

In addition, some of our larger competitors have substantially broader product offerings and may be able to leverage their relationships with distribution partners and customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, subscriptions and services, including by selling at zero or negative margins, product bundling or offering closed technology platforms. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. As a result, even if the features of our platform are superior, customers may not purchase our products. In addition, new innovative start-up companies, and larger companies that are making significant investments in research and development, may invent similar or superior products and technologies that compete with our platform. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, financial condition and results of operations could be adversely affected.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

Our results of operations may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of our sales cycle and the short-term difficulty in adjusting our operating expenses. Our results of operations depend in part on sales to large organizations. The length of our sales cycle, from proof of concept to delivery of and payment for our platform, is typically three to nine months but can be more than a year. To the extent our competitors develop products that our prospective customers view as equivalent to ours, our average sales cycle may increase. Because the length of time required to close a sale varies substantially from customer to customer, it is difficult to predict exactly when, or even if, we will make a sale with a potential customer. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is delayed. As a result of these factors, it is difficult for us to forecast our revenue accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short term, our results of operations will suffer if our revenue falls below our or analysts’ expectations in a particular quarter, which could cause the price of our common stock to decline.

Reliance on shipments at the end of each quarter could cause our revenue for the applicable period to fall below expected levels.

As a result of customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of sales orders and generated a substantial portion of revenue during the last few weeks of each quarter. A significant interruption in our IT systems, which manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management, and trade compliance reviews, could result in delayed order fulfillment and decreased revenue for that quarter. If expected revenue at the end of any quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics or channel partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments based on trade compliance requirements, our revenue for that quarter could fall below our expectations and the estimates of market analysts, which could adversely impact our business and results of operations and cause a decline in the trading price of our common stock.

If we do not accurately anticipate and respond promptly to changes in our customers’ technologies, business plans or security needs, our competitive position and prospects could be harmed.

Many of our customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt to increasingly complex IT networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. As their technologies and business plans grow more complex, we expect these customers to face new and increasingly sophisticated methods of attack. We face significant challenges in ensuring that our platform effectively identifies and responds to these advanced and evolving attacks without disrupting our customers’ network performance. As a result of the continued rapid innovations in the technology industry, including the rapid growth of smart phones, tablets and other devices and the trend of “bring your own device” in enterprises, we expect the networks of our customers to continue to change rapidly and become more complex.

We have identified a number of new products and enhancements to our platform that we believe are important to our continued success in the IT security market. For example, in September 2013, we announced the introduction of our NX 10000 appliance, our new Oculus solution and our planned release of a new SaaS-based mobile platform that is currently expected to be generally available by the end of 2013. There can be no assurance that we will be successful in developing and marketing, on a timely basis, such new products or enhancements, including our planned new SaaS-based mobile platform, or that our new products or enhancements will adequately address the changing needs of the marketplace. In addition, some of our new products and enhancements may require us to develop new hardware architectures that involve complex, expensive and time-consuming research and development processes. Although the market expects rapid introduction of new products and enhancements to respond to new threats, the development of these products and enhancements is difficult and the timetable for commercial release and availability is uncertain, as there can be significant time lags between initial beta releases and the commercial availability of new products and enhancements. We may experience unanticipated delays in the availability of new products and enhancements to our platform and fail to meet customer expectations with respect to the timing of such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our customers by developing, releasing and making available on a timely basis new products and enhancements to our platform that can adequately respond to advanced threats and our customers’ needs, our competitive position and business prospects will be harmed. Furthermore, from time to time, we or our competitors may announce new products with capabilities or technologies that could have the potential to replace or shorten the life cycles of our existing products. There can be no assurance that announcements of new products will not cause customers to defer purchasing our existing products.

Additionally, the process of developing new technology is expensive, complex and uncertain. The success of new products and enhancements depends on several factors, including appropriate component costs, timely completion and introduction, differentiation of new products and enhancements from those of our competitors, and market acceptance. To maintain our competitive position, we must continue to commit significant resources to developing new products or enhancements to our platform before knowing whether these investments will be cost-effective or achieve the intended results. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products or enhancements to market in a timely manner, or achieve market acceptance of our platform, or that products and technologies developed by others will not render our platform obsolete or noncompetitive. If we expend significant resources on researching and developing products or enhancements to our platform and such products or enhancements are not successful, our business, financial position and results of operations may be adversely affected.

Disruptions or other business interruptions that affect the availability of our Dynamic Threat Intelligence, or DTI, cloud could adversely impact our customer relationships as well as our overall business.

When a customer purchases one or more of our MPS appliances, it must also purchase a subscription to our DTI cloud for a term of either one or three years. Our DTI cloud enables global sharing of threat intelligence uploaded by any of our customers’ cloud-connected FireEye appliances. Our data center and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ networks, leaving their networks unprotected against the latest security threats.

Our customers depend on the continuous availability of our DTI cloud. Our DTI cloud is vulnerable to damage or interruption from a variety of sources, including damage or interruption caused by fire, earthquake, power loss, telecommunications or computer systems failure, cyber attack, human error, terrorist acts and war. There may also be system or network interruptions if new or upgraded systems are defective or not installed properly. Moreover, interruptions in our subscription updates could result in a failure of our DTI cloud to effectively update customers’ hardware products and thereby leave our customers more vulnerable to attacks. Interruptions or failures in our service delivery could cause customers to terminate their subscriptions with us, could adversely affect our renewal rates, and could harm our ability to attract new customers. Our business would also be harmed if our customers believe that our DTI cloud is unreliable.

If we are unable to sell additional products, subscriptions and services, as well as renewals of our subscriptions and services, to our customers, our future revenue and operating results will be harmed.

Our future success depends, in part, on our ability to expand the deployment of our platform with existing customers by selling them additional products, subscriptions and services. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional products, subscriptions and services depends on a number of factors, including the perceived need for additional IT security as well as general economic conditions. If our efforts to sell additional products, subscriptions and services to our customers are not successful, our business may suffer.

Further, existing customers that purchase our platform have no contractual obligation to renew their subscriptions and support and maintenance services after the initial contract period, and given our limited operating history, we may not be able to accurately predict our renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our platform, our customer support, customer budgets and the pricing of our platform compared with the products and services offered by our competitors. If our customers renew their subscriptions, they may renew for shorter contract lengths or on other terms that are less economically beneficial to us. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their subscriptions or renew on less favorable terms, our revenue may grow more slowly than expected, if at all.

We also depend on our installed customer base for future support and maintenance revenue. We offer our support and maintenance agreements generally between one and five year terms. If customers choose not to renew their support and maintenance agreements or seek to renegotiate the terms of their support and maintenance agreements prior to renewing such agreements, our revenue may decline.

If we are unable to increase sales of our platform to large organizations while mitigating the risks associated with serving such customers, our business, financial position and results of operations may suffer.

Our growth strategy is dependent, in part, upon increasing sales of our platform to large enterprises and governments. Sales to large customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller entities. These risks include:

•	increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us;

•
more stringent or costly requirements imposed upon us in our support service contracts with such customers, including stricter support response times and penalties for any failure to meet support requirements;

•	more complicated implementation processes;

•
longer sales cycles and the associated risk that substantial time and resources may be spent on a potential customer that ultimately elects not to purchase our platform or purchases less than we hoped;

•	closer relationships with, and dependence upon, large technology companies who offer competitive products; and

•	more pressure for discounts and write-offs.

In addition, because security breaches with respect to larger, high-profile enterprises are likely to be heavily publicized, there is increased reputational risk associated with serving such customers. If we are unable to increase sales of our platform to large enterprise and government customers while mitigating the risks associated with serving such customers, our business, financial position and results of operations may suffer.

Our current research and development efforts may not produce successful products or enhancements to our platform that result in significant revenue, cost savings or other benefits in the near future, if at all.

We must continue to dedicate significant financial and other resources to our research and development efforts if we are to maintain our competitive position. However, developing products and enhancements to our platform is expensive and time consuming, and there is no assurance that such activities will result in significant new marketable products or enhancements to our platform, design improvements, cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

Real or perceived defects, errors or vulnerabilities in our platform or the failure of our platform to block malware or prevent a security breach could harm our reputation and adversely impact our business, financial position and results of operations.

Because our platform is complex, it has contained and may contain design or manufacturing defects or errors that are not detected until after its deployment by our customers. For example, in the past, we expended time and resources addressing certain manufacturing defects that negatively impacted the ability of certain appliances used in our platform to withstand normal transit. Defects in the functionality of our platform may result in vulnerability to security attacks, cause it to fail to secure networks or temporarily interrupt the networking traffic of our customers. In addition, because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our platform is unable to detect or prevent. Moreover, as our platform is adopted by an increasing number of enterprises and governments, it is possible that the individuals and organizations behind advanced malware attacks will begin to focus on finding ways to defeat our platform. If this happens, our networks, products, subscriptions and services could be targeted by attacks specifically designed to disrupt our business and undermine the perception that our platform is capable of providing superior IT security, which, in turn, could have a serious impact on our reputation as a provider of virtual machine-based security solutions.

If any of our customers becomes infected with malware after adopting our platform, even if our platform has blocked the theft of any of such customer’s data, such customer could nevertheless be disappointed with our platform. Furthermore, if any enterprises or governments that are publicly known to use our platform are the subject of an advanced cyber attack that becomes publicized, our other current or potential customers may look to our competitors for alternatives to our platform. Real or perceived security breaches of our customers’ networks could cause disruption or damage to their networks or other negative consequences and could result in negative publicity to us, damage to our reputation, declining sales, increased expenses and customer relations issues.

Furthermore, our platform may fail to detect or prevent malware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our platform to reflect industry trends, new technologies and new operating environments. Failure to keep pace with technological changes in the IT security industry and changes in the threat landscape could adversely affect our ability to protect against security breaches and could cause us to lose customers.

Any real or perceived defects, errors or vulnerabilities in our platform, or any other failure of our platform to detect an advanced threat, could result in:

•	a loss of existing or potential customers or channel partners;

•	delayed or lost revenue;

•	a delay in attaining, or the failure to attain, market acceptance;

•
the expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate, or work around errors or defects, to address and eliminate vulnerabilities, or to identify and ramp up production with alternative third-party manufacturers;

•	an increase in warranty claims, or an increase in the cost of servicing warranty claims, either of which would adversely affect our gross margins;

•	harm to our reputation or brand; and

•	litigation, regulatory inquiries, or investigations that may be costly and further harm our reputation.

We may be unable to protect our intellectual property adequately, which could harm our business, financial condition and results of operations.

We believe that our intellectual property is an essential asset of our business. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to establish and protect our intellectual property rights in the United States and abroad. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and our trademarks, copyrights and patents may be held invalid or unenforceable. Any U.S. or other patents issued to us may not be sufficiently broad to protect our proprietary technologies, and given the costs of obtaining patent protection, we may choose not to seek patent protection for certain of our proprietary technologies. We may not be effective in policing unauthorized use of our intellectual property, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive, could divert management’s attention and may result in a court determining that our intellectual property rights are unenforceable. If we are not successful in cost-effectively protecting our intellectual property rights, our business, financial condition and results of operations could be harmed.

Claims by others that we infringe their proprietary technology or other rights could harm our business.

Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. As we face increasing competition and gain an increasingly higher profile, the possibility of intellectual property rights claims against us grows. From time to time, third parties have asserted, and we expect that third parties will continue to assert, claims of infringement of intellectual property rights against us. For example, we are currently a party to suits by both a practicing and non-practicing entity alleging, among other things, patent infringement, each of which are in the early stages of litigation. Third parties may in the future also assert claims against our customers or channel partners, whom our standard license and other agreements obligate us to indemnify against claims that our products infringe the intellectual property rights of third parties. While we intend to increase the size of our patent portfolio, many of our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. In addition, future litigation may involve patent holding companies or other patent owners who have no relevant product offerings or revenue and against whom our own patents may therefore provide little or no deterrence or protection. Any claim of intellectual property infringement by a third party, even a claim without merit, could cause us to incur substantial costs defending against such claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by the discovery process.

Although third parties may offer a license to their technology or other intellectual property, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its technology or other intellectual property on reasonable terms, or at all, we could be enjoined from continued use of such intellectual property. As a result, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we could be unable to continue to offer our affected products, subscriptions or services), effort, and expense and may ultimately not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products, providing certain subscriptions or performing certain services or that requires us to pay substantial damages, royalties or other fees. Any of these events could harm our business, financial condition and results of operations.

We incorporate technology from third parties into our products, and our inability to obtain or maintain rights to the technology could harm our business.

We incorporate technology from third parties into our products. We cannot be certain that our suppliers and licensors are not infringing the intellectual property rights of third parties or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may sell our products. Some of our agreements with our suppliers and licensors may be terminated for convenience by them. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain such technology or enter into new agreements on commercially reasonable terms, our ability to develop and sell products, subscriptions and services containing such technology could be severely limited, and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, including certain sole suppliers, we may be forced to acquire or develop alternative technology, which may require significant time, cost and effort and may be of lower quality or performance standards. This would limit and delay our ability to offer new or competitive products and increase our costs of production. If alternative technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our products, subscriptions and services. As a result, our margins, market share and results of operations could be significantly harmed.

Our products and subscriptions contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products and subscriptions.

Our products and subscriptions contain software modules licensed to us by third-party authors under “open source” licenses. The use and distribution of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for us.

Although we monitor our use of open source software to avoid subjecting our products and subscriptions to conditions, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize products and subscriptions incorporating such software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our products and subscriptions will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely or cost-effective basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, results of operations and financial condition.

We rely on our management team and other key employees and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.

Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting qualified personnel to fulfill our current or future needs. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. Also, to the extent we hire employees from mature public companies with significant financial resources, we may be subject to allegations that such employees have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product.

In addition, we believe that it is important to establish and maintain a corporate culture that facilitates the maintenance and transfer of institutional knowledge within our organization and also fosters innovation, teamwork, a passion for customers and a focus on execution. Our Chief Executive Officer and certain other key members of our management and finance teams have only been working together for a relatively short period of time, and we expect to add additional vice presidents and other members of management in the foreseeable future. If we are not successful in integrating these key employees into our organization, such failure could delay or hinder our product development efforts and the achievement of our strategic objectives, which could adversely affect our business, financial condition and results of operations.

Our employees, including our executive officers, work for us on an “at-will” basis, which means they may terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our key employees. If one or more of our key employees resigns or otherwise ceases to provide us with their service, our business could be harmed.

If we are unable to maintain successful relationships with our channel partners and technology alliance partners, or if our channel partners or technology alliance partners fail to perform, our ability to market, sell and distribute our platform will be limited, and our business, financial position and results of operations will be harmed.

In addition to our direct sales force, we rely on our indirect channel partners to sell and support our platform. We derive a substantial portion of our revenue from sales of our products through our indirect channel, and we expect that sales through channel partners will continue to be a significant percentage of our revenue. We also partner with our technology alliance partners to design go-to-market strategies that combine our platform with products or services provided by our technology alliance partners.

Our agreements with our channel partners and our technology alliance partners are generally non-exclusive, meaning our partners may offer customers products from several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our platform, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our platform may be adversely affected. Our channel partners and technology alliance partners may cease marketing our platform with limited or no notice and with little or no penalty, and new channel partners require extensive training and may take several months or more to achieve productivity. The loss of a substantial number of our channel partners, our possible inability to replace them, or the failure to recruit additional channel partners could materially and adversely affect our results of operations. In addition, sales by channel partners are more likely than direct sales to involve collectability concerns, particularly in developing markets. Our channel partner structure could also subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our platform to customers or violates applicable laws or our corporate policies.

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners, and to train our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with these channel partners or otherwise develop and expand our indirect sales channel, or if our channel partners fail to perform, our business, financial position and results of operations could be adversely affected.

Because we depend on a limited number of manufacturers to build the appliances used in our platform, we are susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping customer orders on time, or on a cost-effective basis, which may result in the loss of sales and customers.

We currently outsource the manufacturing of the appliances used in our platform to a single third-party manufacturer, and we are in the process of transitioning all of our manufacturing to a different third-party manufacturer. Our reliance on a limited number of third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing. Any manufacturing disruption by these third-party manufacturers could severely impair our ability to fulfill orders on time. If we are unable to manage our relationships with these third-party manufacturers effectively, including the transition from our existing third-party manufacturer to our new third-party manufacturer, or if these manufacturers suffer delays or disruptions for any reason, experience increased manufacturing lead-times, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers would be severely impaired, and our business and results of operations would be harmed.

In addition, we may be deemed to manufacture or contract to manufacture products that contain certain minerals that have been designated as “conflict minerals” under the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result, in future periods, we may be required to diligence the origin of such minerals and disclose and report whether or not such minerals originated in the Democratic Republic of the Congo or adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.

Our third-party manufacturers typically fulfill our supply requirements on the basis of individual orders. We are subject to a risk of supply shortages and changes in pricing terms because we do not have long-term contracts with our third-party manufacturers that guarantee capacity, the continuation of particular pricing terms or the extension of credit limits. Our contract with our new manufacturer permits it to terminate such contract at its convenience, subject to prior notice requirements. During our period of transition to our new manufacturer, our ability to meet our scheduled product deliveries to our customers could be adversely affected, which could cause the loss of sales to existing or potential customers, delayed revenue or an increase in our costs, which could adversely affect our gross margins. Any production interruptions for any reason, such as a natural disaster, epidemic, capacity shortages, or quality problems at one of our manufacturing partners would negatively affect sales of our products and adversely impact our business and results of operations.

We rely on revenue from subscriptions and service contracts, and because we recognize revenue from subscriptions and service contracts over the term of the relevant subscription or service period, downturns or upturns in sales are not immediately reflected in full in our results of operations.

Subscription and services revenue accounts for a significant portion of our total revenue, comprising 44% and 46% for the three and nine months ended September 30, 2013, respectively, and 37% and 38% for the three and nine months ended September 30, 2012, respectively. Sales of new or renewal subscription and service contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and subscriptions, the prices of our products and subscriptions, the prices of products and subscriptions offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and service contracts decline, our revenue and revenue growth may decline and adversely affect our business. In addition, we recognize subscription and service revenue ratably over the term of the relevant service period, which is generally between one to five years. As a result, much of the subscription and service revenue we report each quarter is derived from subscription and service contracts that we sold in prior quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or services is not reflected in full in our results of operations until future periods. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new and renewal subscription contracts must be recognized ratably over the applicable service period. Furthermore, any increases in the average term of subscriptions contracts would result in revenue for those subscription contracts being recognized over longer periods of time.

The sales prices of our products, subscriptions and services may decrease, which may reduce our gross profits and adversely impact our financial results.

The sales prices for our products, subscriptions and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and subscriptions, anticipation of the introduction of new products or subscriptions, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products and subscriptions worldwide in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices and gross profits for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new product and subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain positive gross margins and achieve profitability.

Managing the supply of our products and their components is complex. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Our third-party manufacturers procure components and build our products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue forecasts for components and products that are non-cancelable and non-returnable.

Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to make accurate forecasts and effectively manage the supply of our products and product components. Supply management remains an area of increasing focus as we balance the need to maintain supply levels that are sufficient to ensure competitive lead times against the risk of obsolescence because of rapidly changing technology and customer requirements. If we ultimately determine that we have excess supply, we may have to reduce our prices and write-down inventory, which in turn could result in lower gross margins. Alternatively, insufficient supply levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential customers turn to competitors’ products that may be readily available. Additionally, any increases in the time required to manufacture or ship our products could result in supply shortfalls. If we are unable to effectively manage our supply and inventory, our results of operations could be adversely affected.

Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages or supply changes, which could disrupt or delay our scheduled product deliveries to our customers and may result in the loss of sales and customers.

Our platform relies on key components, including a motherboard and chassis, which our third-party manufacturers purchase on our behalf from a sole source provider. The manufacturing operations of some of our component suppliers are geographically concentrated in Asia, which makes our supply chain vulnerable to regional disruptions. A localized health risk affecting employees at these facilities, such as the spread of a pandemic influenza, could impair the total volume of components that we are able to obtain, which could result in substantial harm to our results of operations. Similarly, a fire, flood, earthquake, tsunami or other disaster, condition or event such as political instability, civil unrest or a power outage that adversely affects any of these component suppliers’ facilities could significantly affect our ability to obtain the components needed for our products, which could result in a substantial loss of sales and revenue and a substantial harm to our results of operations.

We do not have volume purchase contracts with any of our component suppliers, and they could cease selling to us at any time. In addition, our component suppliers change their selling prices frequently in response to market trends, including industry-wide increases in demand, and because we do not have contracts with these suppliers, we are susceptible to price fluctuations related to raw materials and components. If we are unable to pass component price increases along to our customers or maintain stable pricing, our gross margins and results of operations could be negatively impacted. If we are unable to obtain a sufficient quantity of these components in a timely manner for any reason, sales of our products could be delayed or halted or we could be forced to expedite shipment of such components or our products at dramatically increased costs, which would negatively impact our revenue and gross margins. Additionally, poor quality in any of the sole-sourced components in our products could result in lost sales or lost sales opportunities. If the quality of the components does not meet our or our customers’ requirements, if we are unable to obtain components from our existing suppliers on commercially reasonable terms, or if any of our sole source providers cease to remain in business or continue to manufacture such components, we could be forced to redesign our products and qualify new components from alternate suppliers. The resulting stoppage or delay in selling our products and the expense of redesigning our products could result in lost sales opportunities and damage to customer relationships, which would adversely affect our business and results of operations.

Our ability to maintain customer satisfaction depends in part on the quality of our professional service organization and technical and other support services, including the quality of the support provided on our behalf by certain channel partners. Failure to maintain high-quality customer support could have a material adverse effect on our business, financial condition and results of operations.

Once our platform is deployed within our customers’ networks, our customers depend on our technical and other support services, as well as the support of our channel partners, to resolve any issues relating to the implementation and maintenance of our platform. If we or our channel partners do not effectively assist our customers in deploying our platform, succeed in helping our customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products, subscriptions or services as part of our platform to existing customers would be adversely affected and our reputation with potential customers could be damaged. Many larger organizations have more complex networks and require higher levels of support than smaller customers. If we fail to meet the requirements of our larger customers, it may be more difficult to execute on our strategy of upselling and cross selling with these customers. Additionally, if our channel partners do not effectively provide support to the satisfaction of our customers, we may be required to provide this level of support to those customers, which would require us to hire additional personnel and to invest in additional resources. We are also in the process of expanding our professional services organization. It can take significant time and resources to recruit, hire, and train qualified technical support and professional services employees. We may not be able to hire such resources fast enough to keep up with demand, particularly when the sales of our platform exceed our internal forecasts. To the extent that we or our channel partners are unsuccessful in hiring, training, and retaining adequate support resources, our ability and the ability of our channel partners to provide adequate and timely support to our customers will be negatively impacted, and our customers’ satisfaction with our platform will be adversely affected. Additionally, to the extent that we need to rely on our sales engineers to provide post-sales support while we are ramping our professional services organization, our sales productivity will be negatively impacted, which would harm our results of operations.

U.S. federal, state and local government sales are subject to a number of challenges and risks that may adversely impact our business.

Sales to U.S. federal, state, and local governmental agencies have in the past accounted for, and may in the future account for, a significant portion of our revenue. Sales to such government entities are subject to the following risks:

•
selling to governmental agencies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;

•
government certification requirements applicable to our products may change and in doing so restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification;

•
government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services;

•
we sell our platform to governmental agencies through our indirect channel partners, and these agencies may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations;

•
governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our platform, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities; and

•
governments may require certain products to be manufactured in the United States and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements, affecting our ability to sell these products to governmental agencies.

Our failure to adequately protect personal information could have a material adverse effect on our business.

A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our operations, financial performance and business. Evolving and changing definitions of personal data and personal information within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting technology alliance partners that may involve the sharing of data. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and future customers.

If the general level of advanced cyber attacks declines, or is perceived by our current or potential customers to have declined, our business could be harmed.

Our business is substantially dependent on enterprises and governments recognizing that advanced cyber attacks are pervasive and are not effectively prevented by legacy security solutions. High visibility attacks on prominent enterprises and governments have increased market awareness of the problem of advanced cyber attacks and help to provide an impetus for enterprises and governments to devote resources to protecting against advanced cyber attacks, such as testing our platform, purchasing it, and broadly deploying it within their organizations. If advanced cyber attacks were to decline, or enterprises or governments perceived that the general level of advanced cyber attacks have declined, our ability to attract new customers and expand our offerings within existing customers could be materially and adversely affected. A reduction in the threat landscape could increase our sales cycles and harm our business, results of operations and financial condition.

Our technology alliance partnerships expose us to a range of business risks and uncertainties that could have a material adverse impact on our business and financial results.

We have entered, and intend to continue to enter, into technology alliance partnerships with third parties to support our future growth plans. Such relationships include technology licensing, joint technology development and integration, research cooperation, co-marketing activities and sell-through arrangements. We face a number of risks relating to our technology alliance partnerships that could prevent us from realizing the desired benefits from such partnerships on a timely basis or at all, which, in turn, could have a negative impact on our business and financial results.

Technology alliance partnerships require significant coordination between the parties involved, particularly if a partner requires that we integrate its products with our products. This could involve a significant commitment of time and resources by our technical staff and their counterparts within our technology alliance partner. The integration of products from different companies may be more difficult than we anticipate, and the risk of integration difficulties, incompatible products and undetected programming errors or defects may be higher than the risks normally associated with the introduction of new products. It may also be more difficult to market and sell products developed through technology alliance partnerships than it would be to market and sell products that we develop on our own. Sales and marketing personnel may require special training, as the new products may be more complex than our other products.

We invest significant time, money and resources to establish and maintain relationships with our technology alliance partners, but we have no assurance that any particular relationship will continue for any specific period of time. Generally, our agreements with these technology alliance partners are terminable without cause with no or minimal notice or penalties. If we lose a significant technology alliance partner, we could lose the benefit of our investment of time, money and resources in the relationship. In addition, we could be required to incur significant expenses to develop a new strategic alliance or to determine and implement an alternative plan to pursue the opportunity that we targeted with the former partner.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to assets, liabilities, revenue, expenses and related disclosures.

We are exposed to the credit risk of some of our distributors and resellers and to credit exposure in weakened markets, which could result in material losses.

Most of our sales are on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, results of operations and financial condition could be harmed.

We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our results of operations.

As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies. However, we have not made any large acquisitions to date, and as a result, our ability as an organization to acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, analysts and investors. In addition, if we are unsuccessful at integrating such acquisitions or the technologies associated with such acquisitions, our revenue and results of operations could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products and enhancements to our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our products and subscriptions;

•	continue to expand our sales and marketing and research and development organizations;

•	acquire complementary technologies, products or businesses;

•	expand operations, in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

Our failure to do any of these things could harm our business, financial condition and results of operations.

If our products do not effectively interoperate with our customers’ IT infrastructure, installations could be delayed or cancelled, which would harm our business.

Our products must effectively interoperate with our customers’ existing or future IT infrastructure, which often has different specifications, utilizes multiple protocol standards, deploys products from multiple vendors, and contains multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. If we find errors in the existing software or defects in the hardware used in our customers’ infrastructure or problematic network configurations or settings, we may have to modify our software or hardware so that our products will interoperate with our customers’ infrastructure. In such cases, our products may be unable to provide significant performance improvements for applications deployed in our customers’ infrastructure. These issues could cause longer installation times for our products and could cause order cancellations, either of which would adversely affect our business, results of operations and financial condition. In addition, government and other customers may require our products to comply with certain security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such customers, or may otherwise be at a competitive disadvantage, either of which would harm our business, results of operations, and financial condition.

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various U.S. federal, state, local and foreign governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, results of operations and financial condition.

We generate a significant amount of revenue from sales to resellers, distributors and customers outside of the United States, and we are therefore subject to a number of risks associated with international sales and operations.

We have a limited history of marketing, selling, and supporting our platform internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international employees, particularly managers and other members of our international sales team, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships with our international channel partners or recruit additional channel partners, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us to include non-standard terms in customer contracts, such as extended payment or warranty terms. To the extent that we enter into customer contracts in the future that include non-standard terms related to payment, warranties, or performance obligations, our results of operations may be adversely impacted.

Additionally, our international sales and operations are subject to a number of risks, including the following:

•	greater difficulty in enforcing contracts and managing collections, as well as longer collection periods;

•	higher costs of doing business internationally, including costs incurred in establishing and maintaining office space and equipment for our international operations;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business;

•	management communication and integration problems resulting from cultural and geographic dispersion;

•	risks associated with trade restrictions and foreign legal requirements, including any importation, certification, and localization of our platform that may be required in foreign countries;

•	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

•	compliance with anti-bribery laws, including, without limitation, compliance with the Foreign Corrupt Practices Act and the UK Anti-Bribery Act;

•
heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

•	the uncertainty of protection for intellectual property rights in some countries;

•	general economic and political conditions in these foreign markets;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•	political and economic instability in some countries; and

•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate.

These and other factors could harm our ability to generate future international revenue and, consequently, materially impact our business, results of operations and financial condition.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our sales contracts are denominated in U.S. dollars, and therefore our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products, subscriptions and services to our customers outside of the United States, which could adversely affect our financial condition and results of operations. In addition, we are incurring an increasing portion of our operating expenses outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. We do not currently hedge against the risks associated with currency fluctuations but may do so in the future.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Our products are subject to U.S. export controls, specifically the Export Administration Regulations and economic sanctions enforced by the Office of Foreign Assets Control. We incorporate standard encryption algorithms into our products, which, along with the underlying technology, may be exported outside of the U.S. only with the required export authorizations, including by license, license exception or other appropriate government authorizations, which may require the filing of an encryption registration and classification request. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. While we have taken precautions to prevent our products and services from being exported in violation of these laws, in certain instances in the past we shipped our encryption products prior to obtaining the required export authorizations and/or submitting the required requests, including a classification request and request for an encryption registration number, resulting in an inadvertent violation of U.S. export control laws. As a result, in February 2013, we filed a Voluntary Self Disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, concerning these potential violations. In June 2013, BIS notified us that it had completed its review of this matter and closed its review with the issuance of a warning letter. No monetary penalties were assessed. Even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences, including reputational harm, government investigations and penalties.

In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products into international markets, prevent our customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.

A significant natural disaster, such as an earthquake, a fire, a flood, or significant power outage could have a material adverse impact on our business, results of operations, and financial condition. Our corporate headquarters and the servers hosting our cloud services are located in California, a region known for seismic activity. In addition, natural disasters could affect our supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In the event that our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our financial results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

If we fail to comply with environmental requirements, our business, financial condition, results of operations and reputation could be adversely affected.

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the collection and recycling of electrical and electronic equipment. Examples of these laws and regulations include the European Union, or EU, Restrictions on the Use of certain Hazardous Substances in Electronic Equipment Directive and the EU Waste Electrical and Electronic Equipment Directive as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

Our failure to comply with past, present, and future laws could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties, and other sanctions, any of which could harm our business and financial condition. We also expect that our products will be affected by new environmental laws and regulations on an ongoing basis. To date, our expenditures for environmental compliance have not had a material impact on our results of operations or cash flows, and although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our products or how they are manufactured, which could have a material adverse effect on our business, results of operations and financial condition.

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.

Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial condition and operating results.

Our international operations subject us to potentially adverse tax consequences.

We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. By the end of 2013, we intend to complete the reorganization of our corporate structure and intercompany relationships to more closely align our corporate organization with the expansion of our international business activities. Although we anticipate achieving a reduction in our overall effective tax rate in the future as a result of implementing the new corporate structure, our restructuring efforts will require us to incur expenses in the near term for which we may not realize any benefits. Our intercompany relationships are, and after the implementation of our new corporate structure will continue to be, subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. In addition, following the implementation of our new corporate structure, if the intended tax treatment of the structure is not accepted by the applicable taxing authorities, changes in tax law negatively impact the structure or we do not operate our business consistent with the structure and applicable tax laws and regulations, we may fail to achieve any tax advantages as a result of the new corporate structure, and our future operating results and financial condition may be negatively impacted.

We could be subject to additional tax liabilities.

We are subject to U.S. federal, state, local and sales taxes in the United States and foreign income taxes, withholding taxes and transaction taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code and further impact our ability to utilize our NOLs in the future. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

Risks Related to Ownership of Our Common Stock

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have provided and may continue to provide guidance about our business and future operating results as part of our press releases, conference calls or otherwise. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Our business results may vary significantly from such guidance due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Furthermore, if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering, or IPO, and is likely to continue to be volatile. The trading price of our commons stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in how customers perceive the effectiveness of our platform in protecting against advanced cyber attacks or other reputational harm;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the IT security industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations, and in particular, our revenue growth rates, meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock; or

•	departures of key personnel.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Upon the release of the underwriters’ lockup entered into in connection with our IPO, which is currently scheduled to expire on March 18, 2014, approximately 103 million shares of our common stock will be eligible for sale, subject in some cases to volume and other restrictions under the Securities Act, as well as our insider trading policy. The underwriters in our IPO may, in their sole discretion and at any time, release all or any portion of the securities subject to the lock-up. In addition, holders of up to approximately 75 million shares of our common stock, or 62% of our total outstanding common stock, based on shares outstanding as of September 30, 2013, will be entitled to registration rights with respect to these shares. If these holders of our common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares of common stock to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Sales of substantial amounts of our common stock in the public market following the release of the lock-up or otherwise, or the perception that these sales could occur, could cause the market price of our common stock to decline.

The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of September 30, 2013, our directors, executive officers and each of our stockholders who owns greater than 5% of our outstanding common stock, in the aggregate, beneficially own approximately 65% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, has made and will continue to make some activities more difficult, time-consuming or costly, and has increased and will continue to increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment will increase our general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards are unsuccessful, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.

In addition, as a result of our disclosure obligations as a public company, we have reduced strategic flexibility and are under pressure to focus on short-term results, which may adversely impact our ability to achieve long-term profitability.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

For so long as we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (ii) the last day of the first fiscal year in which our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

As a public company, we are obligated to implement and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

As a public company, we are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We are currently evaluating our internal controls, identifying and remediating deficiencies in those internal controls and documenting the results of our evaluation, testing and remediation. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors, when required, are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

As a public company, we are required to disclose material changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The trading market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•
the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
the requirement that a special meeting of stockholders may be called only by our board of directors, the chairperson of our board of directors, our chief executive officer or our president (in the absence of a chief executive officer), which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•
the requirement for the affirmative vote of holders of at least 66  2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business (including our classified board structure) or certain provisions of our amended and restated bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt;

•
the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquiror to amend the bylaws to facilitate an unsolicited takeover attempt; and

•
advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a specified period of time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

From July 1, 2013 through September 20, 2013 (the date of the filing of our registration statement on Form S-8, File No. 333-191299), we granted (a) options to purchase an aggregate of 3,020,400 shares of common stock to officers, employees and consultants pursuant to the terms of our 2008 Stock Plan or, the 2008 Plan, at exercise prices ranging from $10.25 to $13.00 per share, (b) options to purchase an aggregate of 367,000 shares of common stock to officers and employees pursuant to the terms of our 2013 Equity Incentive Plan, at an exercise price of $20.00 per share, and (c) restricted stock units which allow for a maximum issuance of 60,000 shares of common stock to an officer pursuant to the terms of the 2008 Plan, in exchange for services. In addition, during this period and pursuant to the terms of our 2008 Plan, (x) we issued and sold an aggregate of 576,414 shares of common stock to officers, employees and consultants upon the exercise of options, at exercise prices ranging from $0.07 to $3.66 per share, for an aggregate exercise price of $667,070.93, and (y) we issued an aggregate of 67,881 shares of restricted common stock to employees and consultants, in exchange for services. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and each transaction was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, in reliance on (i) Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) as transactions not involving a public offering, (ii) Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule, or (iii) Regulation S promulgated under the Securities Act as transactions made outside of the United States. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

On September 3, 2013, we issued 222,500 shares of common stock as partial consideration for the acquisition of three entities affiliated with each other. The issuance of such shares was deemed to be exempt from the registration requirements of the

Securities Act in reliance on Regulation D and/or Section 4(2) of the Securities Act, on the basis that, among other factors: (1) each of the recipients of the shares represented that it was an “accredited investor” within the meaning of Rule 501(a) of Regulation D; (2) there was no general solicitation or advertising in connection with the issuance of the shares; (3) we determined that each of the recipients of the shares had enough knowledge and experience to evaluate the risks and merits of the investment; and (4) each of the recipients of the shares represented that it understood that the shares had not been registered under the Securities Act or any state securities laws and may not be offered for sale, sold, assigned or transferred in the absence of registration or an applicable exemption from registration requirements.

On September 25, 2013, in connection with the completion of our initial public offering, all 64,589,760 shares of our then-outstanding preferred stock were automatically converted into 74,221,533 shares of common stock. The issuance of such shares was deemed to be exempt from the registration requirements of the Securities Act in reliance on Section 3(a)(9) and Section 4(2) of the Securities Act. We received no additional consideration for such automatic conversions.
(b) Use of Proceeds from Public Offering of Common Stock
On September 25, 2013, we closed our initial public offering, or IPO, in which we sold 17,450,000 shares of common stock at a price to the public of $20.00 per share (inclusive of 2,275,000 shares of common stock from the full exercise of the over-allotment option granted to the underwriters). The aggregate offering price for shares sold in the offering was $349.0 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-190338 and 333-191275), which were declared or became effective on September 19, 2013. The offering commenced as of September 19, 2013 and did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Barclays Capital Inc., BofA Merrill Lynch, UBS Securities LLC and Nomura Securities International, Inc. acted as the underwriters. We raised approximately $321.3 million in net proceeds after deducting underwriting discounts and commissions of approximately $24.4 million and other offering expenses of approximately $3.3 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on September 20, 2013 pursuant to Rule 424(b). We invested the funds received in registered money market funds.
(c) Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant the 2008 Plan.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1-July 31, 2013	—	—	—	—
August 1-August 31, 2013	113,113	$0.57	—	—
September 1-September 30, 2013	—	—	—	—

Total	113,113	$0.57	—	—

(1)
Under the 2008 Plan, certain participants may exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit		Incorporated by Reference Herein
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36067	3.1	9/25/2013
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-190338	3.4	8/21/2013
4.1	Form of the Registrant’s common stock certificate	S-1/A	333-190338	4.1	9/9/2013
10.1†	2008 Stock Plan, as amended, including form agreements under 2008 Stock Plan	S-1/A	333-190338	10.6	9/9/2013
10.2†	2013 Equity Incentive Plan, including form agreements under 2013 Equity Incentive Plan	S-1/A	333-190338	10.7	9/9/2013
10.3†	2013 Employee Stock Purchase Plan	S-1/A	333-190338	10.8	9/9/2013
10.4†	Change of Control Severance Policy for Officers	S-1/A	333-190338	10.27	8/21/2013
10.5†	Offer Letter between the Registrant and David DeWalt, dated November 19, 2012, as amended and currently in effect	S-1/A	333-190338	10.9	8/21/2013
10.6†	Offer Letter between the Registrant and Michael J. Sheridan, dated August 1, 2013	S-1/A	333-190338	10.13	8/21/2013
10.7†	Offer Letter between the Registrant and Bahman Mahbod, dated August 1, 2013	S-1/A	333-190338	10.14	8/21/2013
10.8†	Offer Letter between the Registrant and Jeffrey C. Williams, dated August 1, 2013	S-1/A	333-190338	10.15	8/21/2013
10.9†	Offer Letter between the Registrant and Alexa King, dated August 1, 2013	S-1/A	333-190338	10.16	8/21/2013
10.10	Lease, dated as of January 15, 2008, by and between the Registrant and Silicon Valley CA-I, LLC, as amended and currently in effect	S-1/A	333-190338	10.3	8/21/2013
31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—
31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—
32.1**	Section 1350 Certifications	—	—	—	—
101.INS+	XBRL Instance Document	—	—	—	—
101.SCH+	XBRL Taxonomy Extension Schema Document	—	—	—	—
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
+
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREEYE, INC.

Dated: November 14, 2013	By:	/s/ Michael J. Sheridan
Michael J. Sheridan
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit		Incorporated by Reference Herein
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36067	3.1	9/25/2013
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-190338	3.4	8/21/2013
4.1	Form of the Registrant’s common stock certificate	S-1/A	333-190338	4.1	9/9/2013
10.1†	2008 Stock Plan, as amended, including form agreements under 2008 Stock Plan	S-1/A	333-190338	10.6	9/9/2013
10.2†	2013 Equity Incentive Plan, including form agreements under 2013 Equity Incentive Plan	S-1/A	333-190338	10.7	9/9/2013
10.3†	2013 Employee Stock Purchase Plan	S-1/A	333-190338	10.8	9/9/2013
10.4†	Change of Control Severance Policy for Officers	S-1/A	333-190338	10.27	8/21/2013
10.5†	Offer Letter between the Registrant and David DeWalt, dated November 19, 2012, as amended and currently in effect	S-1/A	333-190338	10.9	8/21/2013
10.6†	Offer Letter between the Registrant and Michael J. Sheridan, dated August 1, 2013	S-1/A	333-190338	10.13	8/21/2013
10.7†	Offer Letter between the Registrant and Bahman Mahbod, dated August 1, 2013	S-1/A	333-190338	10.14	8/21/2013
10.8†	Offer Letter between the Registrant and Jeffrey C. Williams, dated August 1, 2013	S-1/A	333-190338	10.15	8/21/2013
10.9†	Offer Letter between the Registrant and Alexa King, dated August 1, 2013	S-1/A	333-190338	10.16	8/21/2013
10.10	Lease, dated as of January 15, 2008, by and between the Registrant and Silicon Valley CA-I, LLC, as amended and currently in effect	S-1/A	333-190338	10.3	8/21/2013
31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—
31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—
32.1**	Section 1350 Certifications	—	—	—	—
101.INS+	XBRL Instance Document	—	—	—	—
101.SCH+	XBRL Taxonomy Extension Schema Document	—	—	—	—
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
+
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.