Form 10-K
period 2013-12-31
FireEye, Inc.
filed 2014-03-03
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number 001-36067

FireEye, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1548921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1440 McCarthy Blvd.
Milpitas, CA 95035
(408) 321-6300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer			Accelerated filer

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock and, therefore, the registrant cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date. At September 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing price of such shares on The NASDAQ Global Select Market on such date was approximately $1.8 billion. Shares of common stock held by each executive officer, director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock was 137,896,790 as of February 27, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” the negative and plural forms of these words and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the evolution of the threat landscape facing our customers and prospects;

•	our ability to educate the market regarding the advantages of our virtual machine-based security solution;

•	our ability to maintain an adequate rate of revenue growth;

•	our future financial and operating results;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	beliefs and objectives for future operations;

•	our ability to expand our leadership position in advanced network security;

•	our ability to attract and retain customers;

•	our ability to further penetrate our existing customer base;

•	our expectations concerning renewal rates for subscriptions and services by existing customers;

•	our ability to maintain our competitive technological advantages against new entrants in our industry;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	our ability to expand internationally;

•	the reorganization of our corporate structure and intercompany relationships and our ability to improve our overall effective tax rate;

•	the effects of increased competition in our market and our ability to compete effectively;

•	cost of revenue, including changes in costs associated with production, manufacturing and customer support;

•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	anticipated income tax rates;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	our ability to maintain our good standing with the United States and international governments and capture new contracts;

•	costs associated with defending intellectual property infringement and other claims, such as those claims discussed in “Business—Legal Proceedings”;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	the release of new products, including FireEye Mobile Threat Prevention, our recently released SaaS-based mobile platform;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies; and

•	the effects of seasonal trends on our results of operations.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” included in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur, or unanticipated events or circumstances that we did not foresee may materialize, either of which could cause actual results to differ materially and adversely from those anticipated or implied in our forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the SEC as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I

Item 1. Business

General

We provide a comprehensive solution of products and services for detecting, preventing and resolving advanced cybersecurity threats. We have invented a purpose-built, virtual machine-based security platform that provides real-time protection to enterprises and governments worldwide that are facing the next generation of cyber attacks. Our technology approach represents a paradigm shift in how IT security has been conducted since the earliest days of the information technology industry. The core of our purpose-built, virtual machine-based security platform is our virtual execution, or MVX, engine, which identifies and protects against known and unknown threats that existing signature-based technologies are unable to detect. The new generation of cyber attacks on organizations, including large and small enterprises and governments worldwide, is characterized by an unprecedented escalation in the complexity and scale of advanced malware created by criminal organizations and nation-states. These highly sophisticated cyber attacks routinely circumvent traditional signature-based defenses by launching dynamic, stealthy and targeted malware that penetrates defenses in multiple stages and through multiple entry points of an IT network. Our proprietary virtual machine-based technology represents a new approach to detecting these cyber attacks in real time with high efficacy while also scaling in response to ever-increasing network performance requirements. We believe it is imperative for organizations to invest in this new approach to security to protect their critical assets, such as intellectual property and customer and financial data, from the global pandemic of cybercrime, cyber espionage and cyber warfare.

Our over ten years of research and development in proprietary virtual machine technology, anomaly detection and associated heuristic, or experience-based, algorithms enables us to provide real-time, dynamic threat protection without the use of signatures while delivering high efficacy and network performance. We provide a comprehensive platform that employs a virtualized execution engine and a cloud-based threat intelligence network that uniquely protects organizations from next-generation threats at all stages of the attack lifecycle and across all primary threat vectors, including Web, email, file and mobile. Our MVX engine detonates, or “runs,” Web objects, suspicious attachments and files within purpose-built virtual machine environments to detect and block the full array of next-generation threats, including attacks that leverage unknown vulnerabilities in widely used software programs, also known as “zero-day” attacks. Newly identified threats are quarantined to prevent exposure to the organization’s actual network environment, and information regarding such threats is sent to our Dynamic Threat Intelligence, or DTI, cloud. Our DTI cloud enables real-time global sharing of threat intelligence uploaded by our customers’ cloud-connected FireEye appliances.

In December 2013, we acquired privately held Mandiant, the leading provider of advanced endpoint security products and security incident response management solutions. FireEye and Mandiant have been strategic partners with integrated product offerings since April 2012. We believe the combination of the two companies deepens this partnership and creates the industry’s leading advanced threat protection vendor with the ability to find and stop attacks at every stage of the attack life cycle. The combination of our industry leading security products and threat intelligence with products and services from Mandiant enables us to provide a complete solution for detecting, preventing and resolving advanced cybersecurity threats across three distinct disciplines:

•
First, Mandiant provides endpoint-based advanced threat detection and response. Mandiant’s endpoint products enable security teams to enhance their visibility and make faster, more accurate decisions about potential security incidents occurring across an organization’s network and endpoints.

•
Second, Mandiant brings significant depth in intelligence on next-generation attacks, which is continually gathered from ongoing monitoring of more than two million endpoints and by incident response and remediation teams that serve on the front lines combating the most advanced attacks. When this depth of threat intelligence is paired with the breadth of the FireEye real-time threat intelligence gathered from more than two million virtual machines, organizations will have robust detection and contextual information about attempted attacks, including the level of risk, the identity of the attackers, and the intended target of the attacks.

•
Third, Mandiant’s team of highly skilled incident response experts has performed hundreds of incident response investigations across numerous industries at some of the largest organizations in the world. In addition, Mandiant brings its Managed Defense monitoring service to FireEye. The addition of these skills and expertise significantly expands our ability to offer value-added services to our customers.

Our platform is delivered through a family of software-based appliances and includes our cloud subscription services as well as support and maintenance services. Our principal threat prevention appliance families address four critical vectors of attack: Web, email, file and mobile. We also provide a family of threat prevention appliances that enable rapid identification and remediation of attacks that have penetrated and are residing on an organization’s endpoints, such as desktop computers, laptops, or mobile devices. Our management appliances serve as a central nervous system unifying reporting and configuration, while monitoring and correlating attacks that simultaneously cross multiple vectors of the network, thereby increasing the efficacy of our security platform. Our management appliances enable us to share intelligence regarding threats at a local implementation level and also across the organization. In addition, we enhance the efficacy of our solution by sharing with customers anonymized global threat data through our DTI cloud. We also offer a forensic analysis appliance that provides IT security analysts with the ability to test, characterize and conduct forensic examinations on next-generation cyber attacks by simulating their execution path with our virtual machine technology. Our cloud-based mobile threat prevention platform identifies and stops mobile threats by analyzing mobile applications within our MVX engine. Finally, we offer incident response and managed services to assist our customers who have been breached as part of our full service solution to combat advanced threats.

As part of our sales strategy, we often provide prospective customers with our products for a short-term evaluation period. As of December 31, 2013, we had conducted over 4,400 of these evaluations across many countries and with companies of all sizes. In each case, our products are deployed within the prospective customer’s network, typically for a period ranging from one week to several months. During this period, the prospective customer conducts evaluations with the assistance of our system engineers and members of our security research team. These evaluations have been part of our ordinary course business practices for the past two years. In over 95% of these prospective customer evaluations, we have discovered incidents of next-generation threats that were conducting malicious activities and that successfully evaded the prospective customers’ existing security infrastructure, including traditional firewalls, next-generation firewalls, intrusion prevention systems, anti-virus software, email security and Web filtering appliances. By deploying our platform, organizations can stop inbound attacks and outbound theft of valuable intellectual property and data with a negligible false-positive rate, enabling them to avoid potentially catastrophic financial and intellectual property losses, reputational harm and damage to critical infrastructures.

Our sales model consists of a direct sales team and channel partners that collaborate to identify new sales prospects, sell products and services, and provide post-sale support. We believe this approach allows us to maintain face-to-face connectivity with our customers, including key enterprise accounts, and helps us support our partners, while leveraging their reach and capabilities. Further, we believe our leading incident response capabilities position us as a trusted advisor to our customers and offer us the opportunity to help customers prevent future breaches through the use of our products and services. As of December 31, 2013, we had over 1,900 end-customers across more than 60 countries, including over 130 of the Fortune 500. Our customers include leading enterprises in a diverse set of industries, including telecommunications, technology, financial services, public utilities, healthcare and oil and gas, as well as leading U.S. and international governmental agencies.

 For 2013, 2012 and 2011, our revenue was $161.6 million, $83.3 million and $33.7 million, respectively, representing year-over-year growth of 94% for 2013, 148% for 2012 and 186% for 2011, and our net losses were $120.6 million, $35.8 million and $16.8 million, respectively.

We primarily market and sell our virtual machine-based security platform to Global 2000 companies in a broad range of industries and governments worldwide. Our business is geographically diversified, with 72% of our total revenue from the Americas, 14% from Europe, the Middle East, and Africa (EMEA), and 10% from Asia Pacific and Japan (APAC) in 2013. As of December 31, 2013, we had over 1,900 end-customers, including over 130 of the Fortune 500.

We were incorporated in Delaware in February 2004 under the name NetForts, Inc., and changed our name to FireEye, Inc. in September 2005. Our principal executive offices are located at 1440 McCarthy Blvd, Milpitas, California 95035, and our telephone number is (408) 321- 6300. Our website is www.fireeye.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this report, and you should not consider information on our website to be part of this report. Our Annual Report on Form 10-K, Quarterly Report on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investors portion of our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We are organized and operate in a single segment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this report.

Our Products and Services

Products

•
Threat Prevention System. Our Threat Prevention System consists of vector-specific security appliances that provide comprehensive next-generation threat protection, from network to endpoint, for both inbound and outbound network traffic that may contain sensitive information. Our portfolio of Threat Prevention appliances include the following appliances covering the Web, email and file threat vectors:

•
Web Threat Prevention. Our Web Threat Prevention appliances are deployed in-line at enterprise Internet access points to analyze all Web traffic. Utilizing our MVX engine, these appliances identify and block next-generation threats deeply embedded inside Web traffic, create real-time protection descriptors from the identified threats, and capture potential multi-protocol outbound communication data from threats that may already be inside the network. Our MVX engine detects advanced attacks exploiting unknown vulnerabilities as well as malicious code embedded in common Web and multimedia content. Our MVX engine executes suspicious software against a range of browsers, plug-ins, applications, and operating environments that are instrumental in tracking malicious actions. As potential threats can sometimes enter the network via user devices and may have been resident in the network previously, our MVX engine also analyzes outbound traffic for threats that may attempt to extract sensitive information or enable control of devices within the network by communicating with servers. In September 2013, we introduced the NX 10000, a multi-gigabit throughput appliance that can be deployed in-line at Internet egress points to block Web exploits and outbound multi-protocol callbacks. Using our MVX engine, the NX 10000 confirms zero-day attacks, generates real-time security intelligence and captures dynamic callback destinations to defend against attacks. In December 2013, we introduced our NX 900 to enable threat protection at various remote and branch offices as well as at the homes of an organization’s executive officers and key personnel.

•
Email Threat Prevention. Our Email Threat Protection appliances detect and stop advanced attacks that exploit unknown OS, browser, and application vulnerabilities as well as malicious code embedded in email content. Using our MVX engine, these appliances analyze all email attachments, including all common file and archive formats. In particular, these appliances secure networks against spear phishing emails, which bypass traditional anti-spam and reputation-based technologies. Spear phishing is a common next-generation threat that is effectively a method used by cybercriminals for financial gain or to extract sensitive information by sending professionally disguised email to users hoping the users respond to what they believe are benign email communications. Our MVX engine actively executes, and is able to quickly identify, this malicious content.

•
File Threat Prevention. Our File Threat Prevention appliances analyze network file servers to detect and quarantine malicious software brought into the network by users within the organization through technologies, such as online file sharing and associated collaboration tools, which bypass traditional network solutions. These appliances analyze files using our MVX engine and detect malicious code embedded in common file types, including PDF, Microsoft Office documents, archived files, and multimedia content such as QuickTime and other video, audio and image files. Our File Threat Prevention appliances perform recursive, scheduled, and on-demand scanning of accessible network file servers to continuously identify and quarantine resident threats.

•
Central Management System. Our Central Management System, or CMS, unifies reporting, configuration, and threat data sharing and manages the overall deployment of our Threat Prevention System. CMS appliances are used to distribute the dynamic descriptor content locally to the appliances in our Threat Prevention System to provide real-time protection throughout our entire deployment. The CMS also provides cross-enterprise threat data correlation to identify and block blended attacks wherever they may occur in a large global enterprise. It also consolidates the management, reporting, and data sharing of threat data in an easy-to-deploy, network-based appliance. The CMS consolidates activities and improves organization-wide situational awareness with a unified security dashboard, which provides a real-time view of the number of infected systems and enables users to drill down directly to infection details.

•
Forensic Analysis System. Our Forensic Analysis System provides powerful auto-configured test environments to allow forensics teams to manually execute and inspect advanced malware, zero-day, and other advanced cyber attacks embedded in files, email attachments, and Web objects. The Forensic Analysis System inspects single files or batches of files for malware and tracks outbound connection attempts across multiple protocols. In virtual execution mode, the Forensic Analysis System analyzes the execution path of a particular malware sample to generate a dynamic and anonymized profile that can be distributed to other FireEye appliances on the network. Malware attack profiles include identifiers of malware code, exploit URLs, and other sources of infections and attacks. To fully analyze the behavior of every unknown file, the Forensic Analysis System provides full malware life cycle analysis. While the Forensic Analysis System is not required for deployments, our larger customers typically purchase the product to enable advanced and deeper analysis of potential malicious software outside of the real-time traffic scanning done by our Threat Prevention appliances.

•
Endpoint Threat Prevention System. Our Endpoint Threat Prevention System is an appliance and endpoint agent-based system that equips security organizations to confidently detect, analyze and resolve security incidents in a fraction of the time it takes using conventional approaches. The Endpoint Threat Prevention System enables security operations teams to connect the dots between security incidents in their networks and endpoints to provide the holistic picture required to find and scope security breaches as they are unfolding. In addition to applying proprietary intelligence to sweep for indicators of compromise, or IOCs, our Endpoint Prevention System automatically investigates alerts generated by FireEye products, SIEM, log management and other network security solutions, to identify the specific devices that have been impacted and assess the potential risk. Security operations teams receive the information they need, when they need it, to make rapid, accurate decisions about potential incidents. When a suspected incident is confirmed, the endpoints involved can be contained with a single click to deny the attacker access while still allowing forensic investigations to continue.

Subscription and Services

•	Product Subscriptions. The following product subscriptions are attached to our product sales:

•
Dynamic Threat Intelligence Cloud (DTI). Our Dynamic Threat Intelligence, or DTI, cloud interconnects the FireEye appliances deployed within customer networks, technology partner networks, and service providers around the world. Our global FireEye Labs team identifies emerging threats, collects threat samples, and replicates, reviews and characterizes attacks. Threat intelligence is also dynamically generated by each MVX engine to provide real-time forensics used to protect the local network and can be shared globally through our DTI cloud. We leverage the threat intelligence we conduct as well as the real-time analysis from our appliances to update our malware descriptors, attack definitions, scanning engines, and other security solution components. We can easily distribute these updates to customers through our DTI cloud. Our DTI cloud provides a closed-loop system that leverages the network effects of a globally distributed, automated threat analysis network enabled by our Threat Prevention appliances. Customers are required to purchase either a one or three year DTI cloud subscription as part of their initial appliance purchase.

•
Email Threat Prevention Attachment/URL Engine. Our Email Threat Prevention Attachment/URL engine analyzes email attachments and URLs embedded in emails for next-generation threats. Customers who purchase the Email Threat Prevention appliance are also required to purchase a one or three year subscription to our Email Threat Prevention Attachment/URL engine.

•	Security-as-a-Service Offerings.

•
Managed Defense. Managed Defense is a hosted service whereby we monitor a customer’s network and provide a full-service offering that brings together all of the experts, experience and technology required to find attackers at any stage of the attack and respond aggressively before they complete their mission. Managed Defense delivers timely, actionable reports of compromise with negligible false positive rates. We do this through real-time network monitoring and traffic analysis, layered with advanced sweeps of enterprise endpoints and active hunting for adversaries, maintaining vigilance 24x7. Analysis is delivered to provide organizations with the context they need to fully understand the threat, assess risk and prioritize action. We can also provide precise, actionable intelligence to customers regarding how to contain the threat and remediate the environment. In cases where a breach has occurred, the Managed Defense team can bring our incident response consultants onsite as an additional value-added service.

•
Cloud-Based Email Threat Prevention. Our cloud-based Email Threat Prevention service protects against today’s advanced email attacks. With no hardware or software to install, the cloud-based Email Threat Prevention service is a particularly good fit for organizations already moving their email infrastructure into the cloud. To start protecting against malicious emails, organizations simply route messages to the Email Threat Prevention service. The cloud then uses the signature-less MVX engine to detect threats and stop APT attacks in real time.

•
Mobile Threat Prevention. Our Mobile Threat Prevention service identifies malicious applications downloaded onto the Android platform and works with the organization’s infrastructure to prevent these applications from causing damage to the organization. These mobile applications can be downloaded from widely available commercial application stores as well as custom enterprise applications. Rather than relying on malware signatures, which are powerless against today’s fast-moving, constantly changing threats, our Mobile Threat Prevention service executes applications within our MVX engine and provides an automated mobile threat assessment that enables organizations to enforce security policies in the mobile environment.

•	Customer Support and Consulting Services. We provide the following customer support and consulting services that are marketed under the Mandiant brand.

•
Incident response and related consulting services. We have a team of cyber security experts that can quickly respond to customers that have experienced a breach and help them understand the scope of the incident and quickly remediate the attack. Our cyber security experts will inform customers who is behind the attack (i.e., organized crime, nation state or malicious insider) and how much damage was done, and will work with them to recover from the incident while minimizing the impact of the event on the organization. We have performed hundreds of successful computer security investigations across all industries, organization sizes and technical environments. As part of our services, we can help customers organize their own security programs, help with litigation support and forensics, and assist with threat and vulnerability assessments.

•
Training and professional services. We offer training services to our customers and channel partners through our training department and authorized training partners. For both our customers and our channel partners, these services are designed to provide education regarding implementation, use and functionality, and maintenance and support of our products. Specifically for our channel partners, we also provide training regarding how to manage all stages of our sales cycle. We also offer professional services to customers for large implementations where expert technical resources are required. Our professional services consultants help in the design of deployments of our products and work closely with customer engineers, managers and other project team members to implement our products according to design, utilizing network analysis tools, attack simulation software and scripts. We provide professional services directly to our customers, but also deliver these resources by enabling our authorized partners, who provide similar services to our customers.

•
Customer Support and Maintenance Services. We offer technical support on our products and subscriptions. We provide multiple levels of support and have regional support centers located across the globe. Our service representatives work with customers to qualify and solve technical challenges that they may encounter. In addition to post sales support activities, our support organization places emphasis on service readiness by coordinating with our product management team to ensure the attainment of defined pre-requisite quality levels for our products and services prior to release. Like our subscription services, our support and maintenance contracts have terms of either one or three years.

Our products are designed to address security requirements for small-to-mid sized businesses, remote offices, large enterprises, governments and service providers. The table below presents an overview of the various FireEye appliance models and capabilities:

Product Category	Models / Types	Key Features	Subscriptions
Web Threat Prevention	NX 900 NX 1400 NX 2400 NX 4400 NX 4420 NX 7400 NX 7420 NX 1000	• 1U to 2U Rack-mount • 10Mbps to 4 Gbps throughput • 150—40,000 users • Broad Web object support	• DTI

Email Threat Prevention	EX 3400 EX 5400 EX 8400 EX8420	• 1U to 2U Rack-mount • Email quarantine • Anti-Virus integration • Spear phishing security	• DTI • Email Threat Prevention Attachment/URL Engine

File Threat Prevention	FX 5400 FX 8400	• 1U to 2U Rack-mount • File quarantine • Deep file analysis • Anti-virus integration • Broad file type support	• DTI

Central Management	CM 4400 CM 7400 CM 9400	• U to 2U Rack-mount • Threat Prevention Appliance management • Blended attack correlation • SIEM Integration • Detailed reporting

Forensic Analysis	AX 5400 AX 8400	• 1U to 2U Rack-mount • Full threat lifecycle analysis • Sandbox and honeypot modes • Broad file type support	• DTI

Endpoint Threat Prevention	HX Series	• Endpoint validation for advanced threats • One-click containment across all endpoints • Agent Anywhere™ technology to monitor within and outside corporate network
The list price of our products range from approximately $8,000 to $350,000 based on throughput and other performance requirements.

Our Technology
The key technologies underlying our platform have been built from the ground up to address next-generation threats. Our foundational technologies are: (i) line rate anomaly detection, (ii) proprietary MVX, (iii) exploit stage monitoring, (iv) cross correlation, and (v) evolved network security architecture. We have built our technology over ten years of research and development, and we believe it represents a significant competitive advantage for us.
Custom Anomaly Detector. Commercial anomaly detectors are common place in IT security. While such anomaly detectors are the foundation for IPS solutions, they generate a significant number of false positives, making their efficacy in detecting IT security threats challenging. We have custom built our anomaly detector with a focus on helping to filter potentially suspicious data from benign traffic. This filtering allows for most normal traffic to pass through and any other traffic to be executed in our virtual machine. While our virtual machine can ultimately process all traffic, using an anomaly detector helps to increase network throughput and limit the amount of traffic that requires virtual execution. We are constantly improving the efficacy of our anomaly detector as we discover new threats in our virtual machine. Our anomaly detector also receives updates from our DTI cloud in the attributes, or markers, it looks for when inspecting potentially suspicious data. Uniquely, because the line rate anomaly detector is designed to feed suspicious flows to our MVX engine, it can focus on minimizing missed attacks by aggressively categorizing traffic as suspicious. Any potential false alerts in the output of this system are automatically weeded out by our MVX engine, which confirms whether a suspicious flow or object is malicious. Because we first identify suspicious flows with our line rate anomaly detector and then, through a separate process, use our MVX engine to determine whether such suspicious flows are malicious, our solution is able to achieve negligible false-positive rates and missed attacks, which are the desired results of the ideal detection engine.
Proprietary MVX Engine. Our appliances utilize a proprietary virtual execution engine to execute potentially suspicious software code. We have built our virtual execution engine to take advantage of advances in multi-core processing and run on many-core network processors. As we do not use a commercially available virtual machine, we are not encumbered by any incremental overhead beyond the execution of our environments and the detection of threats. We are also free to make modifications to the code base of our virtual execution engine, which our competitors are not able to do. Our virtual execution engine mimics operating systems and configurations of several user devices, including several popular operating systems, applications and Web browsers. Once the unknown software code is loaded into this environment, our engine monitors the software’s behavior. Using a proprietary behavior analysis technology, our appliances determine if the actions the code is taking in the virtual environment are malicious or benign. We have developed our MVX engine over the past 9 years to provide high performance next-generation threat protection while maintaining high threat detection efficacy, negligible false-positive rates, and minimal impact on network performance.
Exploit Stage Monitoring. Our appliances are able to monitor the full spectrum of data that enters the network. This allows visibility into all stages of an attack, including the exploit phase, where an attacker first compromises a program. The exploit object can be embedded in any piece of content, such as an ordinary Web page. This stage is invisible to legacy network security technologies that are focused on examining files and executables once they are written to the hard drive on a host computer. Next-generation threats often encrypt the malware file they download, making virtual execution impossible unless it has been monitored at the exploit phase. In the exploit phase, our appliance collects the encryption key necessary to properly execute the program in a virtual environment. We are also able to detect threats by running the exploit, not just the malware, through our virtual execution engine, which provides greater defense efficacy since we have an additional point at which we can detect suspicious behavior.
Multi-Vector Cross Correlation. Our MPS appliances, when deployed with the CMS appliance, communicate in real time on threat information as well as receive updates from our DTI cloud. This awareness allows our appliances, which are specific to threat vectors, to communicate threat data to each other in real time to prevent sophisticated multi-vector threats, particularly blended attacks. This cross-fertilization of traffic information enables our appliances to piece together seemingly benign components of a broader blended or multi-vector attack. Cross correlation requires MPS appliances that target different vectors and our CMS appliance work in concert.
Evolved Network Security Architecture. Our appliances are designed to operate as part of a comprehensive architecture to defend networks against next-generation threats. This allows appliances to be deployed at the right vectors and have visibility into the traffic streams necessary to detect and block next-generation threats. The ability to monitor all traffic and file stores is critical to detecting next-generation threats that will enter through multiple vectors and move laterally across the network. This is impossible for legacy network security providers to achieve with architectures that were built around traditional threats and file scanning and don’t have visibility into the traffic sources next-generation threats utilize during attacks.
As our MPS appliances are typically deployed in-line with network traffic, they analyze traffic through the following four major phases.

•
Fast Path Blocking. To maintain high network throughput and leverage known threat data, our MPS appliances utilize our proprietary database of threat intelligence as well as third-party threat data feeds to perform identification of known threats. If the traffic is identified as malicious, it is blocked immediately. If the traffic is not identified as malicious, it is passed to our custom anomaly detector. Threat intelligence includes behavioral information about the threat, versus a specific byte-by-byte fingerprint found with signatures. This helps us to guard against threats that can evolve over time.

•
Line Rate Anomaly Detection. Traffic that is not blocked in our fast path blocking phase is passed to our proprietary anomaly detector. The anomaly detector is designed to identify any remotely suspicious network flows. We have custom built our anomaly detector to deliver high levels of accuracy while preventing any threats from being missed. If any suspicious attributes are detected, the flow is passed on to the virtual execution environment.

•
MVX Execution. Through a pre-configured, instrumented virtual analysis environment, our MVX engine fully executes suspicious objects and flows to allow deep inspection of common file formats, email attachments, and Web objects. Newly discovered malware is installed and executed to completion within our MVX engine so that it is forensically analyzed, tracked and blocked. Analysis of malware is automated to create dynamic blocking of inbound attacks and its outbound transmissions.

•
Notification. If a threat is identified in the virtual environment, the associated DTI gained in the process is shared with other FireEye appliances on the network through our CMS appliance and globally via our DTI cloud.

Advanced Endpoint Validation and Containment. Our Endpoint Threat Prevention System is an appliance and endpoint agent-based solution that enables real-time automated validation of security incidents across thousands of endpoints to contain the impact of an incident. The Endpoint Threat Prevention System allows customers to uncover attacks in their environment by identifying indicators of compromise, or IOCs, on endpoints left behind by attacker activity. Suspicious hosts are flagged using non-signature based intelligence so customers can confirm the scope of the attack, identify and contain all compromised hosts and quickly secure their networks.

As our Threat Prevention appliances are typically deployed in-line with network traffic, they analyze traffic through the following four major phases.

•
Fast Path Blocking. To maintain high network throughput and leverage known threat data, our Threat Prevention appliances utilize our proprietary database of threat intelligence as well as third-party threat data feeds to perform identification of known threats. If the traffic is identified as malicious, it is blocked immediately. If the traffic is not identified as malicious, it is passed to our custom anomaly detector. Threat intelligence includes behavioral information about the threat, versus a specific byte-by-byte fingerprint found with signatures. This helps us to guard against threats that can evolve over time.

•
Line Rate Anomaly Detection. Traffic that is not blocked in our fast path blocking phase is passed to our proprietary anomaly detector. The anomaly detector is designed to identify any remotely suspicious network flows. We have custom built our anomaly detector to deliver high levels of accuracy while preventing any threats from being missed. If any suspicious attributes are detected, the flow is passed on to the virtual execution environment.

•
MVX Execution. Through a pre-configured, instrumented virtual analysis environment, our MVX engine fully executes suspicious objects and flows to allow deep inspection of common file formats, email attachments, and Web objects. Newly discovered malware is installed and executed to completion within our MVX engine so that it is forensically analyzed, tracked and blocked. Analysis of malware is automated to create dynamic blocking of inbound attacks and its outbound transmissions.

•
Notification. If a threat is identified in the virtual environment, the associated DTI gained in the process is shared with other FireEye appliances on the network through our CMS appliance and globally via our DTI cloud.

Customers

Our customer base has grown from approximately 450 end-customers at the end of 2011 to over 1,900 end-customers as of December 31, 2013 in more than 60 countries, including more than 130 of the Fortune 500. We provide products and subscriptions to customers of varying sizes, including enterprises, governmental agencies and educational and nonprofit organizations. Our customers include leading enterprises in a diverse set of industries, including telecommunications providers, financial services entities, Internet search engines, social networking sites, stock exchanges, electrical grid operators, networking vendors, oil and gas companies and leading U.S. and international governmental agencies. Our business is not dependent on any particular end-customer as no end-customer represented more than 10% of our revenue for any of the years ended December 31, 2013, 2012 and 2011. For the year ended December 31, 2013, Accuvant and Carahsoft, two of our resellers, accounted for approximately 11% and 11% of our revenue, respectively. Accuvant accounted for approximately 10% of our revenue for the year ended December 31, 2012.

Backlog

Each order for services for multiple years is billed shortly after receipt of the order and is included in deferred revenue. The timing of revenue recognition for services may vary depending on the contractual service period or when the services are rendered. Products are shipped and billed shortly after receipt of an order. We do not believe that our product backlog at any particular time is meaningful because it is not necessarily indicative of future revenue in any given period, as such orders may be delayed. Additionally, the majority of our product revenue comes from orders that are received and shipped in the same quarter.

Sales and Marketing

Sales. Our sales organization consists of a direct sales team and channel partners who work in collaboration with our direct sales team to identify new sales prospects, sell products, subscriptions and services, and provide post-sale support. Our direct field sales team is responsible for securing enterprise and government accounts globally. Our direct inside sales organization is responsible for securing medium and smaller organizations that are focused on protecting key assets. We also recently built a strategic account management team to support and expand sales within our customer base. Our sales cycle varies by industry, but can last several months, although some deals close in only a few weeks given the typically shorter deployment time of our products as compared to traditional network security products. We also have a dedicated team focused on the channel, who work with our direct sales organization to manage the relationships with our channel partners and work with our channel partners in winning and supporting customers. We believe this direct-touch sales approach allows us to leverage the benefits of the channel as well as maintain face-to-face connectivity with our customers, including key enterprise accounts. We expect to continue to grow our sales headcount in all markets, particularly in countries where we currently do not have a direct sales presence. In our most recent quarter, nearly a third of our engagements with prospects have been led by channel partners.

Our sales organization is supported by sales engineers with deep technical domain expertise who are responsible for pre-sales technical support, solutions engineering for our customers, proof of concept work and technical training for our channel partners. We believe that, by providing a proof of concept to potential customers, we are able to contrast the effectiveness of our platform versus our competitors in identifying suspicious and potentially malicious software code in their actual IT environments. Our sales engineers also act as the liaison between customers and our marketing and product development organizations.

Marketing. Our marketing is focused on building our brand reputation and the market awareness of our platform, driving customer demand and a strong sales pipeline, and working with our channel partners around the globe. Our marketing team consists primarily of corporate marketing, channel marketing, account/lead development, operations, and corporate communications. Marketing activities include demand generation, advertising, managing our corporate Website and partner portal, trade shows and conferences, press and analyst relations, and customer awareness. We are also actively engaged in driving global thought leadership programs through blogs and media and developing rich content such as the global cyber maps and report released in the second quarter of 2013. In 2011, we started releasing a semi-annual threat report, called FireEye Advanced Threat Report, the industry’s first report exclusively focused on the next-generation threat landscape.

Technology Alliance Partners

Given our role in our customer networks, we maintain a large technology alliance network with other enterprise technology vendors. These vendors include service providers and consulting firms, managed security service providers, network appliance vendors, enterprise hardware manufacturers, enterprise infrastructure software vendors, and threat intelligence firms. The list below contains a representative subset of our broader technology alliance network:

•	Network Monitoring vendors, including Gigamon, Solera Networks (acquired by Blue Coat Systems, Inc. in May 2013) and VSS Monitoring (acquired by Danaher Corporation in June 2012);

•	Security Information & Event Management vendors, including RSA, a subsidiary of EMC, ArcSight, a subsidiary of HP, and Q1 Labs, a subsidiary of IBM, and Splunk;

•	Network Equipment vendors, including Blue Coat and Juniper Networks;

•	Forensic software vendors, including Guidance Software; and

•	Web Application Firewall vendors, including Imperva.

Government Affairs

We maintain relationships with several governments around the globe. Our thought leadership in protection against next-generation threats has helped to shape the legislative, regulatory and policy environment to better enhance these governments’ individual and collective cyber posture. As part of this effort, we contribute to the evolving standard-making processes and help define best practices in various jurisdictions. We also identify future needs and requirements and develop technologies in concert with government entities. In the United States, David G. DeWalt, our Chief Executive Officer, is a member of President Obama’s National Security Telecommunications Advisory Committee, which provides recommendations to the President on how to assure vital telecommunications links through any event or crisis, and help the nation maintain a reliable, secure and resilient national communications posture. In addition, we are a member of the Information Technology Sector Coordination Council, which is the primary vehicle for providing sector input to the United States Government on information technology related critical infrastructure protection public policy issues. Through these and related activities, we engage on the front lines of the threat landscape and use that knowledge and insight to improve the efficacy of our solutions.

Manufacturing

The manufacturing of our security products is outsourced to a single third-party contract manufacturer. This approach allows us to reduce our costs as it reduces our manufacturing overhead and inventory and also allows us to adjust more quickly to changing customer demand. Our manufacturing partner assembles our products using design specifications, quality assurance programs, and standards that we establish, and it procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions.

Our primary contract manufacturer is Flextronics Telecom Systems, Ltd., or Flextronics. The manufacturing agreement we have entered into with Flextronics does not provide for any minimum purchase commitments and has an initial term of one year, which is automatically renewed for one-year terms, unless either party gives written notice to the other party not less than 90 days prior to the last day of the applicable term. Additionally, this agreement may be terminated by either party (i) with advance written notice provided to the other party, subject to certain notice period limitations, or (ii) with written notice, subject to applicable cure periods, if the other party has materially breached its obligations under the agreement.

Research and Development

We invest substantial resources in research and development to enhance our virtual execution engine, build add-on functionality and improve our core technology. We believe that both hardware and software are critical to expanding our leadership in the security industry. Our engineering team has deep networking and security expertise and works closely with customers to identify their current and future needs. In addition to our focus on hardware and software, our research and development team is focused on research into next-generation threats, which is required to respond to the rapidly changing threat landscape.

Research and development expense totaled $66.0 million, $16.5 million and $7.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. We plan to continue to significantly invest in resources to conduct our research and development effort.

Competition

We operate in the intensely competitive IT security market that is characterized by constant change and innovation. Changes in the threat landscape and broader IT infrastructures result in evolving customer requirements for the protection from next-generation threats. Several vendors have both recently introduced new products to compete with our solutions and are incorporating features to compete with our products. Our current and potential future competitors fall into five general categories:

•	large networking vendors such as Cisco and Juniper that may emulate or integrate features similar to ours into their own products;

•
large companies such as Intel, IBM and HP that have acquired large IT security specialist vendors in recent years and have the technical and financial resources to bring competitive solutions to the market;

•
independent security vendors such as Sourcefire (which recently announced its pending acquisition by Cisco), Palo Alto Networks and Trend Micro that offer products that claim to perform similar functions to our platform;

•	small and large companies that offer point solutions that compete with some of the features present in our platform;

•	providers of traditional IT security solutions, such as Symantec, that we may compete with in the future; and

•	other providers of incident response services.

As our market grows and new IT budgets are created to support next-generation threat protection, it will attract more highly specialized vendors as well as larger vendors that may continue to acquire or bundle their products more effectively.
The principal competitive factors in our market include:

•	ability to detect next-generation threats by overcoming the limitations of signature-based approaches;

•	efficacy of the virtual machine technology in terms of detecting the maximum number of threats;

•	scalability, throughput and overall performance of the virtual machine technology;

•	visibility into all stages of an attack, especially the exploit phase;

•	ability to achieve low false-positive rates;

•	breadth and richness of the shared threat data the appliances have access to;

•	ability to process all data entering a network on premise;

•	brand awareness and reputation;

•	strength of sales and marketing efforts;

•	product extensibility and ability to integrate with other technology infrastructures;

•	price and total cost of ownership; and

•	our ability to provide a comprehensive solution of products and services for detecting, preventing and resolving advanced cybersecurity threats.

We believe we compete favorably with our competitors on the basis of these factors as a result of the features and performance of our platform, the ease of integration of our products with technological infrastructures, and the relatively low total cost of ownership of our products. However, many of our competitors have substantially greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets, deeper customer relationships, broader distribution, and larger and more mature intellectual property portfolios.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on, among other things, patents, trademarks, copyrights and trade secret laws, confidentiality safeguards and procedures, and employee non-disclosure and invention assignment agreements to protect our intellectual property rights. We have 16 U.S. issued patents and 78 patent applications pending in the United States. We also have a number of foreign counterparts of these patent applications, consisting of two pending applications under the Patent Cooperation Treaty, a pending application in the European Patent Office and another in Japan. Our issued patents expire between 2025 and 2030. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will result in patents of valuable breadth or applicability. In addition, any patents that may issue may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms.

We control access to and use of our proprietary software, technology and other proprietary information through the use of internal and external controls, including contractual protections with employees, contractors, end-customers and partners, and our software is protected by U.S. and international copyright, patent and trade secret laws. Despite our efforts to protect our software, technology and other proprietary information, unauthorized parties may still copy or otherwise obtain and use our software, technology and other proprietary information. In addition, we intend to expand our international operations, and effective patent, copyright, trademark, and trade secret protection may not be available or may be limited in foreign countries.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. If we become more successful, we believe that competitors will be more likely to try to develop products that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our products infringe their proprietary rights. In particular, large and established companies in the IT security industry have extensive patent portfolios and are regularly involved in both offensive and defensive litigation. From time-to-time, third parties, including certain of these large companies and non-practicing entities, may assert patent, copyright, trademark, and other intellectual property rights against us, our channel partners, or our end-customers, whom our standard license and other agreements obligate us to indemnify against such claims. Successful claims of infringement by a third party, if any, could prevent us from distributing certain products or performing certain services, require us to expend time and money to develop non-infringing solutions, or force us to pay substantial damages (including, in the United States, treble damages if we are found to have willfully infringed patents), royalties or other fees. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights. For example, we are currently a party to claims alleging, among other things, patent infringement, which are in the early stages of litigation. See “Risk Factors—Risks Related to Our Business and Our Industry—Claims by others that we infringe their proprietary technology or other rights could harm our business” for additional information.

Employees

As of December 31, 2013, we had 1,678 full-time employees. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never had a work stoppage, and we consider our relationship with our employees to be good.

Facilities

We currently lease approximately 170,000 square feet of space for our corporate headquarters in Milpitas, California under lease agreements that expire at various dates through 2018. We maintain additional offices throughout the United States and various international locations, including Australia, Dubai, India, Ireland, Japan, South Korea, Singapore, Taiwan, Turkey and the United Kingdom. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Legal Proceedings

We are a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Recent and future acquisitions and investments could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our recent acquisition of Mandiant Corporation, or Mandiant, a provider of advanced endpoint security products and security incident response management solutions. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete acquisitions that we target in the future. The risks we face in connection with acquisitions, including our recent acquisition of Mandiant, include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	coordination of research and development and sales and marketing functions;

•	integration of product and service offerings;

•	retention of key employees from the acquired company;

•	changes in relationships with strategic partners as a result of product acquisitions or strategic positioning resulting from the acquisition;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

•	the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies;

•	financial reporting, revenue recognition or other financial or control deficiencies of the acquired company that we don’t adequately address and that cause our reported results to be incorrect;

•
liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;

•	unanticipated write-offs or charges; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. For example, we only recently completed our acquisition of Mandiant, and substantially all of the acquisition integration risks remain. Future acquisitions could also result in dilutive issuances of equity securities. For example, we recently issued approximately 16.9 million shares of common stock and assumed options to purchase approximately 4.6 million shares of our common stock in connection with our acquisition of Mandiant. There is also a risk that future acquisitions will result in the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the write-off of goodwill, any of which could harm our financial condition or operating results.

Our limited operating history makes it difficult to evaluate our current business and prospects and may increase the risk that we will not be successful.

We were founded in 2004, and our first commercially successful product was our Web Threat Prevention appliance, which we first shipped in 2008. We expanded our platform in 2011, 2012 and 2013 to include our Email Threat Prevention appliance, File Threat Prevention appliance and our latest Web Threat Prevention appliance, the NX 10000, respectively. In December 2013, we expanded our platform through the addition of Mandiant’s endpoint threat detection, response and remediation products; advanced threat intelligence capabilities; and incident response and security consulting services. The majority of our revenue growth began in 2010. Our limited operating history and our recent acquisition of Mandiant make it difficult to evaluate our current business and prospects and plan for and model our future growth. We have encountered and will continue to encounter risks and uncertainties frequently encountered by rapidly growing companies in developing markets.

If our assumptions regarding these risks and uncertainties are incorrect or change in response to changes in the IT security market, our results of operations and financial results could differ materially from our plans and forecasts. Although we have experienced rapid growth for the past several years, there is no assurance that such growth will continue. Any success we may experience in the future will depend in large part on our ability to, among other things:

•	maintain and expand our customer base and the ways in which customers use our products and services;

•	expand revenue from existing customers through increased or broader use of our products and services within their organizations;

•	convince customers to allocate a fixed portion of their annual IT budgets to our products and services;

•	improve the performance and capabilities of our platform through research and development;

•
effectively expand our business domestically and internationally, which will require that we rapidly expand our sales force and service professionals and fill key management positions, particularly internationally; and

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

Our headcount increased from more than 175 employees as of December 31, 2011 to over 1,600 employees as of December 31, 2013. We expect our headcount to continue to grow rapidly. In addition, our number of end-customers increased from more than 425 to more than 1,900 over the same period. This rapid growth has placed significant demands on our management and our operational and financial infrastructure. To improve our infrastructure, we have recently implemented a new enterprise resource planning system, including revenue recognition and management software, and we plan to implement additional systems. There is no assurance that we will be able to successfully scale improvements to our enterprise resource planning system or other systems and processes in a manner that keeps pace with our growth or that such systems will be effective in preventing or detecting errors, omissions or fraud.

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

We have incurred operating losses each year since 2004, including net losses of $120.6 million, $35.8 million and $16.8 million in the years ended December 31, 2013, 2012 and 2011, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or size of the IT security market, particularly the market for solutions that target the next generation of advanced cyber attacks, or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

We expect our revenue growth rate to decline, and as our costs increase, we may not be able to generate sufficient revenue to achieve and maintain profitability over the long term.

From the year ended December 31, 2010 to the year ended December 31, 2013, our revenue grew from $11.8 million to $161.6 million, which represents a compounded annual growth rate of approximately 139%. We expect that, to the extent our revenue increases to higher levels, our revenue growth rate will decline, and we may not be able to generate sufficient revenue to achieve or maintain profitability. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

Our competitors and potential competitors include large networking vendors such as Cisco Systems, Inc. and Juniper Networks, Inc. that may emulate or integrate virtual-machine features similar to ours into their own products; large companies such as Intel, IBM, and HP that have acquired large IT security specialist vendors in recent years and have the technical and financial resources and broad customer bases needed to bring competitive solutions to the market; independent IT security vendors such as Sourcefire (which was recently acquired by Cisco Systems, Inc.) and Palo Alto Networks that offer products that claim to perform similar functions to our platform; small and large companies that offer point solutions that compete with some of the features present in our platform; and other providers of incident response services. Other IT providers offer, and may continue to introduce, security features that compete with our platform, either in stand-alone security products or as additional features in their network infrastructure products. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

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

We have identified a number of new products and enhancements to our platform that we believe are important to our continued success in the IT security market. For example, in September 2013, we announced the introduction of our latest Web Threat Prevention appliance, the NX 10000, and in December 2013, we released our new SaaS-based Mobile Threat Prevention solution and our solution for small and midsize businesses. There can be no assurance that we will be successful in developing and marketing, on a timely basis, such new products or enhancements or that our new products or enhancements will adequately address the changing needs of the marketplace. In addition, some of our new products and enhancements may require us to develop new hardware architectures that involve complex, expensive and time-consuming research and development processes. Although the market expects rapid introduction of new products and enhancements to respond to new threats, the development of these products and enhancements is difficult and the timetable for commercial release and availability is uncertain, as there can be significant time lags between initial beta releases and the commercial availability of new products and enhancements. We may experience unanticipated delays in the availability of new products and enhancements to our platform and fail to meet customer expectations with respect to the timing of such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our customers by developing, releasing and making available on a timely basis new products and enhancements to our platform that can adequately respond to advanced threats and our customers’ needs, our competitive position and business prospects will be harmed. Furthermore, from time to time, we or our competitors may announce new products with capabilities or technologies that could have the potential to replace or shorten the life cycles of our existing products. There can be no assurance that announcements of new products will not cause customers to defer purchasing our existing products.

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

When a customer purchases one or more of our threat prevention appliances, it must also purchase a subscription to our DTI cloud for a term of either one or three years. Our DTI cloud enables global sharing of threat intelligence uploaded by any of our customers’ cloud-connected FireEye appliances. Our data center and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ networks, leaving their networks unprotected against the latest security threats. Our customers depend on the continuous availability of our DTI cloud. Our DTI cloud is vulnerable to damage or interruption from a variety of sources, including damage or interruption caused by fire, earthquake, power loss, telecommunications or computer systems failure, cyber attack, human error, terrorist acts and war. There may also be system or network interruptions if new or upgraded systems are defective or not installed properly. Moreover, interruptions in our subscription updates could result in a failure of our DTI cloud to effectively update customers’ hardware products and thereby leave our customers more vulnerable to attacks. Interruptions or failures in our service delivery could cause customers to terminate their subscriptions with us, could adversely affect our renewal rates, and could harm our ability to attract new customers. Our business would also be harmed if our customers believe that our DTI cloud is unreliable.

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

We also depend on our installed customer base for future support and maintenance revenue. We offer our support and maintenance agreements for terms that generally range between one and five years. If customers choose not to renew their support and maintenance agreements or seek to renegotiate the terms of their support and maintenance agreements prior to renewing such agreements, our revenue may decline.

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

We must continue to dedicate significant financial and other resources to our research and development efforts if we are to maintain our competitive position. However, developing products and enhancements to our platform is expensive and time consuming, and there is no assurance that such activities will result in significant new marketable products or enhancements to our platform, design improvements, cost savings, revenue or other expected benefits. If we spend significant resources on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

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

If any of our customers becomes infected with malware after adopting our platform, even if our platform has blocked the theft of any of such customer’s data, such customer could nevertheless be disappointed with our platform. Furthermore, if any enterprises or governments that are publicly known to use our platform are the subject of an advanced cyber attack that becomes publicized, our other current or potential customers may look to our competitors for alternatives to our platform. Real or perceived security breaches of our customers’ networks could cause disruption or damage to their networks or other negative consequences and could result in negative publicity to us, damage to our reputation, declining sales, increased expenses and customer relations issues. Furthermore, our platform may fail to detect or prevent malware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our platform to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our clients and the sophistication of malware, viruses and other threats. To the extent potential customers or industry analysts believe that the occurrence of such a failure is a flaw or indicates that our products do not provide significant value, our reputation and business could be harmed. Failure to keep pace with technological changes in the IT security industry and changes in the threat landscape could adversely affect our ability to protect against security breaches and could cause us to lose customers.

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

Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization, including key employees obtained through our recent acquisition of Mandiant. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area and the Washington D.C. Area, where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting qualified personnel to fulfill our current or future needs. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. Also, to the extent we hire employees from mature public companies with significant financial resources, we may be subject to allegations that such employees have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product.

In addition, we believe that it is important to establish and maintain a corporate culture that facilitates the maintenance and transfer of institutional knowledge within our organization and also fosters innovation, teamwork, a passion for customers and a focus on execution. Our Chief Executive Officer, our Chief Operating Officer and certain other key members of our management and finance teams have only been working together for a relatively short period of time. If we are not successful in integrating these key employees into our organization, such failure could delay or hinder our product development efforts and the achievement of our strategic objectives, which could adversely affect our business, financial condition and results of operations.

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

We depend on a limited number of third-party manufacturers, primarily Flextronics Telecom Systems, Ltd., as sole source manufacturers for our appliances used in our platform. Our reliance on a limited number of third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing. Any manufacturing disruption by these third-party manufacturers could severely impair our ability to fulfill orders on time. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these manufacturers suffer delays or disruptions for any reason, experience increased manufacturing lead-times, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers would be severely impaired, and our business and results of operations would be harmed.

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

Our third-party manufacturers typically fulfill our supply requirements on the basis of individual orders. We are subject to a risk of supply shortages and changes in pricing terms because we do not have long-term contracts with our third-party manufacturers that guarantee capacity, the continuation of particular pricing terms or the extension of credit limits. Our contract with our primary manufacturer permits it to terminate such contract at its convenience, subject to prior notice requirements. Any production interruptions for any reason, such as a natural disaster, epidemic, capacity shortages, or quality problems at one of our manufacturing partners would negatively affect sales of our products and adversely impact our business and results of operations.

We rely on revenue from subscriptions and service contracts, and because we recognize revenue from subscriptions and service contracts over the term of the relevant subscription or service period, downturns or upturns in sales are not immediately reflected in full in our results of operations.

Subscription and services revenue accounts for a significant portion of our total revenue, comprising 45%, 37% and 26% for the years ended December 31, 2013, 2012 and 2011, respectively. Sales of new or renewal subscription and service contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and subscriptions, the prices of our products and subscriptions, the prices of products and subscriptions offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and service contracts decline, our revenue and revenue growth may decline and adversely affect our business. In addition, we recognize subscription and service revenue ratably over the term of the relevant service period, which is generally between one to five years. As a result, much of the subscription and service revenue we report each quarter is derived from subscription and service contracts that we sold in prior quarters.

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

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to assets, liabilities, revenue, expenses and related disclosures.

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

Our business is subject to regulation by various U.S. federal, state, local and foreign governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, results of operations and financial condition.

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

•
compliance with anti-bribery laws, including, without limitation, compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act and the UK Bribery Act 2010, violations of which could lead to significant fines, penalties and collateral consequences for our company;

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

A significant natural disaster, such as an earthquake, a fire, a flood, or significant power outage could have a material adverse impact on our business, results of operations, and financial condition. Our corporate headquarters and servers hosting our cloud services are located in California, a region known for seismic activity. In addition, natural disasters could affect our supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In the event that our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our financial results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

If we do not achieve increased tax benefits as a result of our new corporate structure, our operating results and financial condition may be negatively impacted.

We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. We recently completed the reorganization of our corporate structure and intercompany relationships to more closely align our corporate organization with the expansion of our international business activities. Although we anticipate achieving a reduction in our overall effective tax rate in the future as a result of this new corporate structure, we may not realize any benefits. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. In addition, if the intended tax treatment of our new corporate structure is not accepted by the applicable taxing authorities, changes in tax law negatively impact the structure or we do not operate our business consistent with the structure and applicable tax laws and regulations, we may fail to achieve any tax advantages as a result of the new corporate structure, and our future operating results and financial condition may be negatively impacted.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code and adversely affect our ability to utilize our NOLs in the future. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

Risks Related to Ownership of Our Common Stock

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have provided and may continue to provide guidance about our business and future operating results. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Our business results may vary significantly from such guidance due to a number of factors, many of which are outside of our control and which could adversely affect our operations and operating results. Furthermore, if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering and is likely to continue to be volatile. Since the date of our initial public offering, the closing price of our common stock has ranged from $33.36 to $43.69 through December 31, 2013, and the last reported sale price on February 28, 2014 was $85.64 per share. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in how customers perceive the effectiveness of our platform in protecting against advanced cyber attacks or other reputational harm;

•	publicity concerning cyber attacks in general or high profile cyber attacks against specific organizations;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the IT security industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations and, in particular, our revenue growth rates meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts, whether as a result of our forward-looking statements, our failure to meet such expectations or otherwise;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock; or

•	departures of key personnel.
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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our secondary offering, our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of December 31, 2013, we had outstanding 137,757,512 shares of our common stock.

As a result of lock-up agreements entered into by certain stockholders in connection with our initial public offering and planned secondary offering and certain transfer restrictions under our insider trading policy, shares of our common stock will be available for sale in the public market at various times as follows, subject to the provisions of Rules 144 and 701 under the Securities Act:

•	14,664,639 shares will be eligible for sale in the public market on March 19, 2014 upon the expiration of lock-up agreements entered into in connection with our initial public offering;

•
95,610,568 shares will be eligible for sale in the public market upon the expiration of the lock-up agreements entered into in connection with our planned secondary offering, assuming the prior effectiveness of the resale registration statement for former stockholders of Mandiant; and

•	1,927 shares will be eligible for sale in the public market on June 30, 2014.

The remaining restricted securities will continue to be held in escrow subject to the terms and conditions of the merger agreement governing our acquisition of Mandiant.

In addition, holders of up to approximately 84,310,480 shares of our common stock (excluding shares expected to be sold by certain selling stockholders in connection with our planned secondary offering), or 58.5% of our total outstanding common stock, based on shares outstanding as of December 31, 2013, will be entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares of common stock to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Furthermore, all of our executive officers and certain of our directors have adopted, and other directors may in the future adopt, written plans, known as “Rule 10b5-1 Plans,” under which they have contracted, or may in the future contract, with a broker to sell shares of our common stock on a periodic basis to diversify their assets and investments. Sales of substantial amounts of our common stock in the public market following the release of the lock-ups or otherwise, including, but not limited to, sales made by our executive officers and directors pursuant to Rule 10b5-1 Plans, or the perception that these sales could occur, could cause the market price of our common stock to decline.

The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. For example, we recently issued approximately 16.9 million shares of common stock and assumed options to purchase approximately 4.6 million shares of our common stock in connection with our acquisition of Mandiant. Any future issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of December 31, 2013, our directors, executive officers and each of our stockholders who owns greater than 5% of our outstanding common stock, in the aggregate, beneficially own approximately 64.5% of the total outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain and maintain director and officer liability insurance, and in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.

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

As a public company, we are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

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

As a public company, we are required to disclose material changes made in our internal control and procedures on a quarterly basis. Once we are no longer an “emerging growth company,” as defined in the JOBS Act, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The trading market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our shares, industry sector or products, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Milpitas, California where we currently lease approximately 170,000 square feet of space under lease agreements that expire at various dates through 2018. We maintain additional offices throughout the United States and various international locations, including Australia, Dubai, India, Ireland, Japan, South Korea, Singapore, Taiwan, Turkey and the United Kingdom. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3.  Legal Proceedings

The information set forth under "Litigation" in Note 7 contained in the "Notes to Consolidated Financial Statements" in Item 8 of Part II of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock, $0.0001 par value per share, began trading on The NASDAQ Global Select Market on September 20, 2013, where its prices are quoted under the symbol “FEYE.”
Holders of Record
As of December 31, 2013, there were 352 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Price Range of Our Common Stock

The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on The NASDAQ Global Select Market:

Year Ended December 31, 2013:	High	Low
Third Quarter (from September 20 , 2013)	$44.89	$35.25
Fourth Quarter	$44.55	$33.30

Stock Performance Graph
The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph compares the cumulative total return of our common stock with the total return for the Standard & Poor's 500 Index and the Standard & Poor's Information Technology Index from September 20, 2013 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2013. The graph assumes that $100 was invested on September 20, 2013 in our common stock, the Standard & Poor's 500 Index and the Standard & Poor's Information Technology Index, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	September 20, 2013	September 30, 2013	October 31, 2013	November 30, 2013	December 31, 2013

FireEye, Inc.	$100.00	$115.36	$105.28	$106.58	$121.14
S&P 500	$100.00	$103.14	$107.88	$111.16	$113.98
S&P Information Technology	$100.00	$102.88	$107.61	$111.88	$116.52

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2013, we sold the following unregistered securities:

Sales of Convertible Preferred Stock

In January 2013, we sold an aggregate of 474,380 shares of Series F convertible preferred stock to a total of 15 accredited investors at a purchase price of approximately $10.53 per share, for an aggregate purchase price of approximately $5.0 million.

Option and Common Stock Issuances

From January 1, 2013 through September 20, 2013 (the date of the filing of our registration statement on Form S-8, File No. 333-191299), pursuant to the terms of our 2008 Stock Plan and our 2013 Equity Incentive Plan, we granted to our officers, directors, employees, consultants and other service providers options to purchase an aggregate of 12,754,194 shares of our common stock at exercise prices ranging from $5.44 to $20.00 per share.

From January 1, 2013 through September 20, 2013 (the date of the filing of our registration statement on Form S-8, File No. 333-191299), pursuant to the terms of our 2008 Stock Plan, we granted to certain officers restricted stock units covering up to an aggregate of 565,500 shares of our common stock in exchange for services.

From January 1, 2013 through September 20, 2013 (the date of the filing of our registration statement on Form S-8, File No. 333-191299), pursuant to the terms of our 2004 Stock Option Plan and our 2008 Stock Plan, we issued and sold to our officers, directors, employees, consultants and other service providers an aggregate of 6,189,368 shares of our common stock upon the exercise of options at exercise prices ranging from $0.05 to $7.93 per share, for an aggregate exercise price of $5.4 million.

From January 1, 2013 through September 20, 2013 (the date of the filing of our registration statement on Form S-8, File No. 333-191299), we issued an aggregate of 316,492 shares of our restricted common stock in exchange for services.

On October 1, 2013, we issued 299,160 shares of common stock to an accredited investor upon the cashless net exercise of two outstanding warrants based on a weighted-average exercise price of approximately $0.67 per share.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of (i) Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) as transactions not involving a public offering, (ii) Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule, or (iii) Regulation S promulgated under the Securities Act as transactions made outside of the United States. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates or book-entry positions representing the shares issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

On September 25, 2013, in connection with the completion of our initial public offering, all 64,589,760 shares of our then-outstanding shares of preferred stock were automatically converted into 74,221,533 shares of common stock. The issuance of such shares was exempt from the registration requirements of the Securities Act in reliance on Section 3(a)(9) and Section 4(a)(2) of the Securities Act. We received no additional consideration for such automatic conversions.

In addition to the securities described above, we have issued securities in connection with the following acquisitions:

•On September 3, 2013, we issued 222,500 shares of our common stock as partial consideration for the acquisition of three entities affiliated with each other.

•On December 30, 2013, we issued 16,920,709 shares of our common stock as partial consideration for the acquisition of Mandiant Corporation.

None of the foregoing transactions with respect to the acquisitions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe that such offers, sales and issuances of the above securities in connection with the foregoing acquisitions were exempt from registration under the Securities Act by virtue of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Use of Proceeds

On September 25, 2013, we closed our initial public offering, or IPO, in which we sold 17,450,000 shares of common stock at a price to the public of $20.00 per share (inclusive of 2,275,000 shares of common stock from the full exercise of the over-allotment option granted to the underwriters). The aggregate offering price for shares sold in the offering was $349.0 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-190338 and 333-191275), which were declared or became effective on September 19, 2013. We raised approximately $321.0 million in net proceeds after deducting underwriting discounts and commissions of approximately $24.4 million and other offering expenses of approximately $3.6 million. The underwriters of that offering were Morgan Stanley & Co. LLC, Goldman Sachs & Co., J.P. Morgan Securities LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, and Nomura Securities International, Inc. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on September 20, 2013 pursuant to Rule 424(b) under the Securities Act, except that we used approximately $106.5million of such proceeds to fund our acquisition of Mandiant in December 2013. David DeWalt, our Chief Executive Officer and Chairman of our board of directors, and Kevin Mandia, our Senior Vice President and Chief Operating Officer, were stockholders of Mandiant and received aggregate cash consideration of approximately $3.9 million and approximately $19.9 million, respectively, in connection with such acquisition.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities by us during the fourth quarter of 2013.

Securities Authorized for Issuance Under Equity Compensation Plans
        See Item 12 of Part III of this report regarding information about securities authorized for issuance under our equity compensation plans.

Item 6. Selected Consolidated Financial Data

The following selected historical financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements, and the related notes appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

The statements of operations data for the years ended December 31, 2013, 2012, and 2011 and the balance sheet data as of December 31, 2013 and 2012 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The statements of operations for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$88,253	$52,265	$24,888	$9,270	$1,353
Subscription and services	73,299	31,051	8,770	2,495	288
Total revenue	161,552	83,316	33,658	11,765	1,641
Cost of revenue:
Product(1)	28,912	14,467	5,690	2,054	1,171
Subscription and services	18,853	3,163	1,590	277	135
Total cost of revenue	47,765	17,630	7,280	2,331	1,306
Total gross profit	113,787	65,686	26,378	9,434	335
Operating expenses:
Research and development(1)	66,036	16,522	7,275	5,291	3,910
Sales and marketing(1)	167,466	67,562	30,389	11,357	3,063
General and administrative(1)	52,503	15,221	4,428	1,943	2,208
Total operating expenses	286,005	99,305	42,092	18,591	9,181
Operating loss	(172,218)	(33,619)	(15,714)	(9,157)	(8,846)
Interest income	68	7	3	3	1
Interest expense	(525)	(537)	(194)	(158)	(5)
Other income (expense), net	(7,257)	(2,572)	(806)	(156)	43
Loss before income taxes	(179,932)	(36,721)	(16,711)	(9,468)	(8,807)
Provision for (benefit from) income taxes	(59,297)	(965)	71	13	(7)
Net loss attributable to common stockholders	$(120,635)	$(35,756)	$(16,782)	$(9,481)	$(8,800)
Net loss per share attributable to common stockholders, basic and diluted	$(2.66)	$(3.28)	$(1.99)	$(1.30)	$(1.42)
Weighted-average shares used to compute net loss per share attributable to common stockholders	45,271	10,917	8,447	7,271	6,211

(1)    Includes share-based compensation expense as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Stock-Based Compensation Expense:
Cost of product revenue	$2,810	$170	$39	$4	7
Research and development	6,958	1,465	148	60	43
Sales and marketing	10,748	1,672	360	63	5
General and administrative	8,342	3,536	168	10	9
Total stock-based compensation expense	$28,858	$6,843	$715	$137	64

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$173,918	$60,200	$10,676	$7,665	$1,265
Working capital, excluding deferred revenue and costs	219,707	75,074	18,319	10,302	1,501
Total assets	1,376,313	125,273	35,646	15,676	3,210
Total deferred revenue	187,514	76,406	30,102	6,266	2,502
Total long-term debt, current portion	—	1,231	1,400	497	83
Total long-term debt, non-current portion	—	10,916	4,528	3,174	25
Preferred stock warrant liability	—	3,529	994	189	8
Total stockholders’ equity (deficit)	1,048,102	5,390	(14,651)	1,348	(409)

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those under “Risk Factors” included in Part I, Item 1a or in other parts of this report.

Overview

     We provide a comprehensive solution of products and services for detecting, preventing and resolving advanced cybersecurity threats. We have invented a purpose-built, virtual machine-based security platform that provides real-time protection to enterprises and governments worldwide against the next generation of cyber attacks. Our technology approach represents a paradigm shift from how IT security has been conducted since the earliest days of the information technology industry. The core of our purpose-built, virtual machine-based security platform is our virtual execution engine, to which we refer as our MVX engine, which identifies and protects against known and unknown threats that existing signature-based technologies are unable to detect. We believe it is imperative for organizations to invest in this new approach to security to protect their critical assets, such as intellectual property and customer and financial data, from the global pandemic of cybercrime, cyber espionage and cyber warfare.

We were founded in 2004 to address the fundamental limitations of legacy signature-based technologies in detecting and blocking sophisticated cyber attacks. From 2004 to 2008, we focused our efforts on research and development to build our virtual machine technology. We released our first product, the Web Threat Prevention appliance, in 2008. Our Web Threat Prevention appliance is designed to analyze and block advanced attacks via the Web. Since that time, we have continued to enhance our product portfolio, releasing our Email Threat Prevention appliance in 2011 and our File Threat Prevention appliance in 2012. Our Email and File Threat Prevention products address advanced threats that are introduced through email attachments and file shares. Due to the scale of our customer deployments and our customers’ desire for deeper analysis of potential malicious software, we also provide management and analysis appliances, specifically our Central Management System and our Forensic Analysis System. We support and enhance the functionality of our products through our Dynamic Threat Intelligence, or DTI, cloud, a subscription service that offers global threat intelligence sharing and provides a closed-loop system that leverages the network effects of a globally distributed, automated threat analysis network. Our over ten years of research and development in virtual machine technology, anomaly detection and associated heuristic algorithms has enabled us to provide signature-less threat protection against next-generation cyber attacks.

We primarily market and sell our virtual machine-based security platform to Global 2000 companies in a broad range of industries and governments worldwide. As of December 31, 2013, we had over 1,900 end-customers, including over 130 of the Fortune 500.

We have experienced rapid growth over the last several years, increasing our revenue at a compound annual growth rate of 139% from 2010 to 2013. We have also increased our number of employees from 35 as of December 31, 2008 to 1,679 as of December 31, 2013. We expect to continue rapidly scaling our organization to meet the needs of our customers and to pursue opportunities in new and existing markets. We intend to continue to invest in the development of our sales and marketing teams, with a particular focus on expanding our network of international channel partners, opening sales offices, hiring key sales and marketing personnel and carrying out associated marketing activities in key geographies.  As of December 31, 2013, we were selling our solution to end-customers in over 60 countries, and we expect revenue from international sales to grow as a percentage of our overall revenue. We intend to continue to invest in our product development organization to enhance the functionality of our existing platform, introduce new products and subscriptions, and build upon our technology leadership. Due to our continuing investments to scale our business, particularly internationally, reorganize our corporate structure for improved tax efficiency, pursue new opportunities, enhance our product functionality, introduce new products and build upon our technology leadership in advance of, and in preparation for, our expected increase in sales and expansion of our customer base, we are continuing to incur expenses in the near term for which we may not realize any long-term benefit. As a result, we do not expect to be profitable for the foreseeable future.

During the years ended December 31, 2013, 2012 and 2011, our revenue was $161.6 million, $83.3 million and $33.7 million, representing year-over-year growth of 94%, 148% and 186%, respectively. Our net losses were $120.6 million $35.8 million and $16.8 million during the years ended December 31, 2013, 2012 and 2011, respectively. During the year ended December 31, 2012, approximately 80%, 8% and 8% of our revenue came from the United States, Asia Pacific and Japan (APAC), and Europe, the Middle East and Africa (EMEA), respectively. During the year ended December 31, 2013, approximately 72%, 10% and 14% of our revenue came from the United States, APAC and EMEA, respectively.

In September 2013, we closed our initial public offering, or IPO, in which we sold 17,450,000 shares of common stock (inclusive of 2,275,000 shares of common stock from the exercise of the over-allotment option granted to the underwriters). The public offering price of the shares sold in the IPO was $20.00 per share. The total gross proceeds from the offering were $349.0 million. After deducting underwriting discounts and commissions and offering expenses, the aggregate net proceeds received by us totaled approximately $321.0 million.

On December 30, 2013, we acquired privately held Mandiant Corporation, or Mandiant, the leading provider of advanced endpoint security products and security incident response management solutions. We believe this combination creates the industry’s leading advanced threat protection vendor with the ability to detect, prevent and resolve cyber attacks at every stage of the attack life cycle. Under the terms of the merger agreement governing the transaction, we delivered to the former security holders of Mandiant merger consideration with an aggregate value equal to approximately $1,020.3 million, consisting of approximately $106.5 million in net cash and an aggregate of 21.5 million shares and options to purchase shares of our common stock. The results of operations of Mandiant have been included in our consolidated statements of operations since December 30, 2013, the acquisition date. The balance sheet as of December 31, 2013 reflects items assumed from the Mandiant acquisition.

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

For a description of factors that may impact our future performance, see the disclosure below under “—Factors Affecting our Performance.”
Our Business Model
We generate revenue from sales of our products, subscriptions and services. Our product revenue consists primarily of revenue from the sale of our threat prevention portfolio of software-based appliances, consisting of our Web Threat Prevention, Email Threat Prevention and File Threat Prevention, as well as sales of our Forensic Analysis System and Central Management System appliances. We offer this portfolio as a complete solution to protect the various entry points of a customer’s network from the next generation of cyber attacks. Because the typical customer’s network has more Web entry points to protect than email and file entry points, customers that purchase our threat prevention portfolio generally purchase more Web Threat Prevention appliances than Email or File Threat Prevention appliances. As a result, Web Threat Prevention accounts for the largest portion of our threat prevention product revenue. In addition, because most malicious attacks occur through the Web threat vector, smaller customers and customers who do not have the budget to purchase the full threat prevention portfolio often only purchase Web Threat Prevention. While we have experienced steady growth in sales of our Email Threat Prevention appliance since its introduction in 2011, these sales have not contributed as quickly to the growth in our overall product revenue because revenue associated with Email Threat Prevention is recognized ratably over the longer of the contractual term or the estimated period the customer is expected to benefit from the product. By contrast, revenue associated with our Web Threat Prevention, File Threat Prevention, Central Management System and Forensic Analysis System products is recognized upon shipment. Finally, we recently introduced our File Threat Prevention appliance in the second quarter of 2012, and as a result, revenue from our File Threat Prevention product represents a small percentage of our product revenue.

We require customers to purchase a subscription to our DTI cloud and support and maintenance services when they purchase any part of our product portfolio. In addition, we require customers that purchase our Email Threat Prevention product to also purchase a subscription to our Email Threat Prevention Attachment/URL Engine. Our customers generally purchase these subscriptions and services for a one or three year term, and revenue from such subscriptions is recognized ratably over the subscription period. Sales of these subscriptions and services, along with sales of Email Threat Prevention for multi-year terms, have increased our deferred revenue. As of December 31, 2013 , 2012 and 2011, our total deferred revenue was $187.5 million, $76.4 million and $30.1 million, respectively. Amortization of this growing deferred revenue has increased our subscription and services revenue as a percentage of total revenue. For the years ended December 31, 2013, 2012 and 2011,  subscription and services revenue as a percentage of total revenue was 45%, 37%, and 26%, respectively. While most of the growth in our subscription and services revenue during such years relates to the amortization of the initial subscription and services agreements, renewals of such agreements have also contributed to this growth. Our renewal rate for subscriptions expiring in 2013 and 2012 was in excess of 90%, and we expect to maintain high renewal rates in the future due to the significant value we believe these subscriptions and services add to the efficacy of our product portfolio.

Key Business Metrics

     We monitor the key business metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue and gross margin below under “Components of Operating Results.” Deferred revenue, billings, net cash flow provided by (used in) operating activities, and free cash flow are discussed immediately below the following table.

	Year Ended or as of December 31,
	2013	2012	2011
	(Dollars in thousands)
Product revenue	$88,253	$52,265	$24,888
Subscription and services revenue	73,299	31,051	8,770
Total revenue	$161,552	$83,316	$33,658
Year-over-year percentage increase	94%	148%	186%
Gross margin percentage	70%	79%	78%
Deferred revenue, current	$110,535	$43,750	$16,215
Deferred revenue, non-current	$76,979	$32,656	$13,887
Billings (non-GAAP)	$256,561	$129,620	$57,494
Net cash provided by (used in) operating activities	$(69,762)	$21,500	$5,111
Free cash flow (non-GAAP)	$(127,322)	$2,652	$(106)

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenue as of the period end. For the year ended December 31, 2013, deferred revenue includes the addition of $16.1 million of deferred revenue assumed in connection with the Mandiant acquisition. For the year ended December 31, 2013, deferred revenue includes the addition of $16.1 million of deferred revenue assumed in connection with the Mandiant acquisition. The majority of our deferred revenue consists of the unamortized balance of revenue from sales of our Email MPS product, subscriptions to our DTI cloud and Email MPS Attachment/URL engine, and support and maintenance contracts. Because invoiced amounts for subscriptions and services can be for multiple years, we classify our deferred revenue as current or noncurrent depending on when we expect to recognize the related revenue. If the deferred revenue is expected to be recognized within 12 months, it is classified as current. Otherwise, the deferred revenue is classified as noncurrent. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.

Billings. Billings is a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles, or GAAP, plus the change in deferred revenue from the beginning to the end of the period. For the year ended December 31, 2013, billings exclude the addition of $16.1 million of deferred revenue assumed in connection with the Mandiant acquisition. We consider billings to be a useful metric for management and investors, as a supplement to the corresponding GAAP measure, because billings drive deferred revenue, which is an important indicator of the health and visibility of trends in our business, and represents a significant percentage of revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenue	$161,552	$83,316	$33,658
Deferred revenue, end of period	187,514	76,406	30,102
Less: deferred revenue, beginning of period	76,406	30,102	6,266
Less: Mandiant deferred revenue assumed	16,099	—	—
Billings ( non-GAAP)	$256,561	$129,620	$57,494

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

Free cash flow. Free cash flow is a non-GAAP financial measure we define as net cash provided by (used in) operating activities less purchases of property and equipment and demonstration units. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that, after the purchases of property and equipment and demonstration units, can be used by us for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet if and when generated. However, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow differently, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of free cash flow to cash flow provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flow provided by (used in) operating activities	$(69,762)	$21,500	$5,111
Less: purchase of property and equipment and demonstration units	(57,560)	(18,848)	(5,217)
Free cash flow (non-GAAP)	$(127,322)	$2,652	$(106)
Net cash used in investing activities	$(148,469)	$(20,215)	$(5,224)
Net cash provided by financing activities	$331,949	$48,239	$3,124

Factors Affecting our Performance

Market Adoption. We rely on market education to raise awareness of today’s next-generation cyber attacks, articulate the need for our virtual machine-based security solution and, in particular, the reasons to purchase our products. Our prospective customers often do not have a specific portion of their IT budgets allocated for products that address the next generation of advanced cyber attacks. We invest heavily in sales and marketing efforts to increase market awareness, educate prospective customers and drive adoption of our solution. This market education is critical to creating new IT budget dollars or allocating IT budget dollars across enterprises and governments for next-generation threat protection solutions, and in particular, our platform. Our investment in market education has also increased awareness of us and our solution in international markets. However, we believe that we will need to invest additional resources in targeted international markets to drive awareness and market adoption. The degree to which prospective customers recognize the mission critical need for next-generation threat protection solutions, and subsequently allocate budget dollars for our platform, will drive our ability to acquire new customers and increase renewals and follow-on sales opportunities, which, in turn, will affect our future financial performance.

Sales Productivity. Our sales organization consists of a direct sales team, made up of field and inside sales personnel, and indirect channel sales teams to support our channel partner sales. We utilize a direct-touch sales model whereby we work with our channel partners to secure prospects, convert prospects to customers, and pursue follow-on sales opportunities. To date, we have primarily targeted large enterprise and government customers, who typically have sales cycles from three to six months. We have also recently expanded our inside sales teams to pursue customers in the small and medium enterprise, or SME, market.

Our growth strategy contemplates increased sales and marketing investments internationally. Newly hired sales and marketing resources will require several months to establish prospect relationships and drive overall sales productivity. In addition, sales teams in international regions will face local markets that have not had significant market education about advanced security threats that our platform addresses. All of these factors will influence timing and overall levels of sales productivity, impacting the rate at which we will be able to convert prospects to sales and drive revenue growth.

Renewal Rates. New or existing customers that purchase one of our appliances are required to purchase a one or three year subscription to our DTI cloud and, in the case of our Email Threat Prevention products, to our Email Threat Prevention Attachment/URL Engine, as well as support and maintenance services. New or existing customers that purchase one of our Forensic Analysis System or Central Management System appliances are required to purchase support and maintenance services for a term of one or three years.

We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. We calculate our renewal rate by dividing the number of renewing customers that were due for renewal in any rolling 12 month period by the number of customers that were due for renewal in that rolling 12 month period. Our renewal rate at December 31, 2011, 2012 and 2013 was over 90%. These high renewal rates are primarily attributable to the incremental value added to our appliances by our DTI cloud and support and maintenance services. As DTI cloud subscriptions and support and maintenance services represented 26%, 37% and 45% of our total revenue during the years ended December 31, 2011, 2012 and 2013, respectively, we expect our ability to maintain high renewal rates for these subscriptions and services to have a material impact on our future financial performance.

Follow-On Sales. After the initial sale to a new customer, we focus on expanding our relationship with such customer to sell additional products, subscriptions and services. To grow our revenue, it is important that our customers make additional purchases of our platform. Sales to our existing customer base can take the form of incremental sales of appliances, subscriptions and services, either to deploy our platform into additional parts of their network or to protect additional threat vectors. Our opportunity to expand our customer relationships through follow-on sales will increase as we add new customers, broaden our product portfolio to support more threat vectors, increase network performance and enhance functionality. Follow-on sales lead to increased revenue over the lifecycle of a customer relationship and can significantly increase the return on our sales and marketing investments. With some of our most significant customers, we have realized follow-on sales that were multiples of the value of their initial purchases.

Components of Operating Results

Revenue
     We generate revenue from the sales of our products, subscriptions and services. As discussed further in “—Critical Accounting Policies and Estimates—Revenue Recognition” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below , revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.

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

•
General and administrative. General and administrative expense consists of personnel costs, professional services and allocated overhead. General and administrative personnel include our executive, finance, human resources, facilities and legal organizations. Professional services consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to continue to increase in absolute dollars as we have recently incurred, and expect to continue to incur, additional general and administrative expenses as we grow our operations and comply with public company regulations, including higher legal, corporate insurance, and accounting expenses.

Interest Income
Interest income consists of interest earned on our cash and cash equivalent balances. We have historically invested our cash in money-market funds and other short-term, investment-grade investments. We expect interest income to vary each reporting period depending on our average investment balances during the period, types and mix of investments and market interest rates.

Interest Expense
Interest expense consists of interest on our outstanding debt. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our debt.

Other Expense, Net
Other expense, net consists primarily of the change in fair value of our preferred stock warrant liability and gains or losses on disposal of fixed assets. Convertible preferred stock warrants are classified as a liability on our consolidated balance sheets and remeasured to fair value at each balance sheet date with the corresponding change recorded as other expense. Upon the completion of our initial public offering, the liability was reclassified to stockholders’ equity, at which time it was no longer subject to fair value accounting.

Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of U.S. federal and state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. Our effective tax rate for the year ended December 31, 2013 was different from the U.S. statutory tax rate applied to our pretax loss primarily due to tax benefits from the valuation allowance release on U.S. deferred tax assets offset by different tax rates in foreign jurisdictions which are indefinitely reinvested. Our effective tax rate for the years ended December 31, 2012 and 2011 was different than the U.S. statutory tax rate primarily due to the valuation allowance on our U.S. deferred tax assets.

Results of Operations
  The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenue:
Product	$88,253	$52,265	$24,888
Subscription and services	73,299	31,051	8,770
Total revenue	161,552	83,316	33,658
Cost of revenue:
Product	28,912	14,467	5,690
Subscription and services	18,853	3,163	1,590
Total cost of revenue	47,765	17,630	7,280
Total gross profit	113,787	65,686	26,378
Operating expenses:
Research and development	66,036	16,522	7,275
Sales and marketing	167,466	67,562	30,389
General and administrative	52,503	15,221	4,428
Total operating expenses	286,005	99,305	42,092
Operating loss	(172,218)	(33,619)	(15,714)
Interest income	68	7	3
Interest expense	(525)	(537)	(194)
Other expense, net	(7,257)	(2,572)	(806)
Loss before income taxes	(179,932)	(36,721)	(16,711)
Provision for (benefit from) income taxes	(59,297)	(965)	71
Net loss attributable to common stockholders	$(120,635)	$(35,756)	$(16,782)

	Year Ended December 31,
	2013	2012	2011
	(As a percentage of total revenue)
Revenue:
Product	55%	63%	74%
Subscription and services	45	37	26
Total revenue	100	100	100
Cost of revenue:
Product	18	17	17
Subscription and services	12	4	5
Total cost of revenue	30	21	22
Total gross profit	70	79	78
Operating expenses:
Research and development	41	20	22
Sales and marketing	104	81	90
General and administrative	32	18	13
Total operating expenses	177	119	125
Operating loss	(107)	(40)	(47)
Interest income	—	—	—
Interest expense	—	(1)	(1)
Other expense, net	(4)	(3)	(2)
Loss before income taxes	(111)	(44)	(50)
Provision for (benefit from) income taxes	(36)	(1)	—
Net loss attributable to common stockholders	(75)%	(43)%	(50)%

Comparison of the Years Ended December 31, 2013 and 2012

Revenue

	Year Ended December 31,
	2013		2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$88,253	55%	$52,265	63%	$35,988	69%
Subscription and services	73,299	45%	31,051	37%	42,248	136%
Total revenue	$161,552	100%	$83,316	100%	$78,236	94%
Revenue by geographic region:
United States	$116,730	72%	$66,556	80%	$50,174	75%
EMEA	22,845	14%	6,628	8%	16,217	245%
APAC	16,004	10%	6,488	8%	9,516	147%
Other	5,973	4%	3,644	4%	2,329	64%
Total revenue	$161,552	100%	$83,316	100%	$78,236	94%

Total revenue increased by $78.2 million, or 94%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in product revenue was primarily driven by growth in our installed base of customers, which grew from 927 as of December 31, 2012 to 1,964 as of December 31, 2013, as well as follow-on purchases from customers expanding their initial deployments of our product portfolio. Our Web Threat Prevention product continued to account for the largest portion of our product revenue as customers that purchase our product portfolio generally purchase more Web Threat Prevention appliances than Email Threat Prevention or File Threat Prevention appliances, reflecting the fact that their networks typically have more Web entry points than email or file entry points to protect. In addition, revenue associated with our Web Threat Prevention product is recognized upon shipment whereas revenue associated with our Email Threat Prevention product is recognized ratably over the longer of the contractual term or the estimated period the customer is expected to benefit from the product.

Revenue from the amortization of deferred subscription and services revenue related to initial customer purchases was $55.1 million and $25.1 million for the years ended December 31, 2013 and 2012, respectively. Revenue from the amortization of deferred subscription and services revenue related to renewals was $18.0 million and $6.0 million for the years ended December 31, 2013 and 2012, respectively. Given our high renewal rate and increasing base of customers, we expect revenue from the amortization of deferred subscription and services revenue related to renewals to increase as a percentage of our total revenue from deferred subscription and services revenue. Our renewal rate for subscription and services agreements expiring in the 12 months ended December 31, 2013 was in excess of 90%.

International revenue increased $28.1 million, or 167%, during the year ended December 31, 2013 compared to the year ended December 31, 2012, which reflects our increasing presence international markets.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2013		2012		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount
	(Dollars in thousands)
Cost of revenue:
Product	$28,912		$14,467		$14,445
Subscription and services	18,853		3,163		15,690
Total cost of revenue	$47,765		$17,630		$30,135
Gross margin:
Product		67%		72%
Subscription and services		74%		90%
Total gross margin		70%		79%

Total cost of revenue increased $30.1 million, or 171% , during the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in cost of product revenue was driven primarily by an increase in product revenue and an increase in personnel costs in our manufacturing operations department as we continue to add capacity and built out our global supply chain. The increase in cost of subscription and services revenue was driven primarily by increased personnel costs in customer support.

Gross margin decreased for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease in product gross margin was driven primarily by our increased investment in our manufacturing operations to increase capacity. The decrease in subscription and services gross margin was due primarily to an increase in our investment in customer support personnel and infrastructure.

Operating Expenses

	Year Ended December 31,
	2013		2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$66,036	41%	$16,522	20%	$49,514	300%
Sales and marketing	167,466	104	67,562	81	99,904	148
General and administrative	52,503	32	15,221	18	37,282	245
Total operating expenses	$286,005	177%	$99,305	119%	$186,700	188%
Includes stock-based compensation expense of:
Research and development	$6,958		$1,465
Sales and marketing	10,748		1,672
General and administrative	8,342		3,536
Total	$26,048		$6,673

Research and Development

Research and development expense increased $49.5 million, or 300%, during the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to a $24.3 million increase in personnel costs and a $1.3 million increase in related consulting costs as we increased our headcount and consultants to support continued investment in our future product and service offerings and a $2.9 million increase in nonrecurring engineering activities. Additionally, overhead allocations and depreciation related to capital expenditures for departmental expansion increased by $18.6 million during the year ended December 31, 2013.

Sales and Marketing

Sales and marketing expense increased $99.9 million, or 148%, during the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to a $56.9 million increase in personnel costs of which$13.2 million related to increased commissions for higher headcount and billings, a $4.7 million increase in depreciation expense, a $1.1 million increase in recruiting expenses related to new hires, a $6.8 million increase in travel-related costs and a $2.6 million increase in marketing activity, primarily related to an increase in lead generation services and costs associated with trade shows and conventions, Website development and partner programs. The change was also attributable to a $2.0 million increase in consulting costs and a $23.8 million increase in overhead allocations driven by the increase in sales and marketing personnel.

General and Administrative

General and administrative expense increased $37.3 million, or 245%, during the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to a $14.3 million increase in personnel costs, a $13.1 million increase in professional services, including legal, accounting and recruiting services, and a $0.8 million increase in consulting costs. The change was also attributable to a $5.6 million increase in overhead allocations associated with departmental expansion. The increase in personnel costs, professional services and consulting costs was primarily a result of growth in our operations and our preparations to operate as a public company.

Interest Income

	Year Ended December 31,		Change
	2013	2012	Amount	%
	(Dollars in thousands)
Interest income	$68	$7	$61	871%

The change in interest income resulted from the significant increase in the average balances in cash and cash equivalents during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Interest Expense

	Year Ended December 31,		Change
	2013	2012	Amount	%
	(Dollars in thousands)
Interest expense	$(525)	$(537)	$12	(2)%

 The decrease in interest expense resulted from decreased bank borrowings during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Other Expense, Net

	Year Ended December 31,		Change
	2013	2012	Amount	%
	(Dollars in thousands)
Other expense, net	$(7,257)	$(2,572)	$(4,685)	182%

The change in other expense, net was primarily due to an increase in the estimated fair value of preferred stock warrant liability during the year ended December 31, 2013 compared to the year ended December 31, 2012. At the time of our IPO, our preferred stock warrants were converted into common stock warrants, and the warrant liability was reclassified to stockholders’ equity. We will not incur expenses related to these warrants in future periods.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(59,297)	$(965)
Effective tax rate	33%	3%

The increase in our tax benefit from income taxes during the year ended December 31, 2013 is primarily due to the release of the valuation allowance on the majority of U.S. deferred tax assets resulting from recording a deferred tax liability on acquisition related intangibles for which no tax benefit will be derived, partially offset by different tax rates in foreign jurisdictions. The tax benefit for the year ended December 31, 2012 is primarily due to a reduction of the valuation allowance for U.S. deferred tax assets resulting from recording a deferred tax liability on acquisition related intangibles for which no tax benefit will be derived, partially offset by an increase in pre-tax income related to international operations.

Comparison of the Years Ended December 31, 2012 and 2011

Revenue

	Year Ended December 31,
	2012		2011		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$52,265	63%	$24,888	74%	$27,377	110%
Subscription and services	31,051	37%	8,770	26%	22,281	254%
Total revenue	$83,316	100%	$33,658	100%	$49,658	148%
Revenue by geographic region:
United States	$66,556	80%	$30,050	89%	$36,506	121%
EMEA	6,628	8%	1,129	3%	5,499	487%
APAC	6,488	8%	1,142	4%	5,346	468%
Other	3,644	4%	1,337	4%	2,307	173%
Total revenue	$83,316	100%	$33,658	100%	$49,658	148%

Total revenue increased by $49.7 million, or 148%, during the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in product revenue was primarily driven by growth in our installed base of customers, which grew from 485 as of December 31, 2011 to 927 as of December 31, 2012, as well as follow-on purchases from customers expanding their initial deployments of our product portfolio. Our Web Threat Prevention product accounted for the largest portion of our product revenue.

Revenue from the amortization of deferred subscription and services revenue related to initial customer purchases was $25.1 million and $7.6 million for the years ended December 31, 2012 and 2011, respectively. Revenue from the amortization of deferred subscription and services revenue related to renewals was $6.0 million and $1.2 million for the years ended December 31, 2012 and 2011, respectively. Our renewal rate for subscription and services agreements that expired in 2012 and 2011 was in excess of 90%.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2012		2011		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount
	(Dollars in thousands)
Cost of revenue:
Product	$14,467		$5,690		$8,777
Subscription and services	3,163		1,590		1,573
Total cost of revenue	$17,630		$7,280		$10,350
Gross margin:
Product		72%		77%
Subscription and services		90%		82%
Total gross margin		79%		78%

Total cost of revenue increased $10.4 million, or 142% , during the year ended December 31, 2012 compared to the year ended December 31, 2011, respectively. The increase in cost of product revenue was driven primarily by an increase in product revenue and an increase in personnel costs in our manufacturing operations department. The increase in cost of subscription and services revenue was driven primarily by increased personnel costs in customer support. The decrease in product gross margin was driven by our increased investment in our manufacturing operations department. The increase in subscription and services gross margin was due to the growth of our product, subscription and services revenue, partially offset by an increase in our investment in customer support personnel and infrastructure.

Operating Expenses

	Year Ended December 31,
	2012		2011		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$16,522	20%	$7,275	22%	$9,247	127%
Sales and marketing	67,562	81	30,389	90	37,173	122
General and administrative	15,221	18	4,428	13	10,793	244
Total operating expenses	$99,305	119%	$42,092	125%	$57,213	136%
Includes stock-based compensation expense of:
Research and development	$1,465		$148		$1,317
Sales and marketing	1,672		360		1,312
General and administrative	3,536		168		3,368
Total	$6,673		$676		$5,997

Research and Development

Research and development expense increased $9.2 million, or 127%, during the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to a $6.1 million increase in personnel costs and a $0.6 million increase in consulting costs as we increased our headcount and consultants to support continued investment in our future product and service offerings. Additionally, overhead allocations and depreciation related to capital expenditures for departmental expansion increased by $1.7 million during the year ended December 31, 2012.

Sales and Marketing

Sales and marketing expense increased $37.2 million, or 122%, during the year ended December 31, 2012 compared to the year ended December 31, 2011,  primarily due to a $20.7 million increase in personnel costs attributable to increased headcount and higher commissions, a $2.0 million increase in depreciation expense and costs associated with shipping evaluation units, a $0.8 million increase in consulting costs and a $3.5 million increase in marketing activity, primarily related to an increase in lead generation services and costs associated with trade shows and conventions, Website development and partner programs. The change was also attributable to a $2.8 million increase in travel-related costs and a $5.0 million increase in overhead allocations associated with additional sales and marketing personnel.

General and Administrative

General and administrative expense increased $10.8 million, or 244%, during the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to a $5.5 million increase in personnel costs, a $1.4 million increase in consulting costs and a $2.6 million increase in professional services, including legal, accounting and recruiting services. The change was also attributable to a $1.1 million increase in overhead allocations associated with departmental expansion.

Interest Income

	Year Ended December 31,		Change
	2012	2011	Amount	%
	(Dollars in thousands)
Interest income	$7	$3	$4	133%

The change in interest income resulted from the fluctuation of the average balances in cash and cash equivalents during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Interest Expense

	Year Ended December 31,		Change
	2012	2011	Amount	%
	(Dollars in thousands)
Interest expense	$(537)	$(194)	$(343)	177%

 The increase in interest expense resulted from increased bank borrowings during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Other Expense, Net

	Year Ended December 31,		Change
	2012	2011	Amount	%
	(Dollars in thousands)
Other expense, net	$(2,572)	$(806)	$(1,766)	219%

The change in other expense, net was due to an increase in fair value of preferred stock warrant liability during the year ended December 31, 2012 compared to the year ended December 31, 2011. Upon the completion of our initial public offering, the liability was reclassified to stockholders’ equity, at which time it was no longer subject to fair value accounting.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(965)	$71
Effective tax rate (benefit)/provision	3%	—%

The increase in provision for (benefit from) income taxes during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to a reduction in the valuation allowance resulting from recording a deferred tax liability on acquisition related intangibles for which no tax benefit will be derived partially offset by an increase in pre-tax income related to international operations.

Quarterly Results of Operations

The following unaudited quarterly statements of operations data for each of the eight quarters in the period December 31, 2013 have been prepared on a basis consistent with our audited annual financial statements included in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited financial statements and the related notes included in this Annual Report on Form 10-K.

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(In thousands)
Revenue:
Product	$32,296	$23,729	$17,240	$14,988	$20,310	$13,754	$9,651	$8,550
Subscription and services	24,966	18,923	15,982	13,428	11,369	8,142	6,284	5,256
Total revenue	57,262	42,652	33,222	28,416	31,679	21,896	15,935	13,806
Cost of revenue:
Product	10,788	7,358	5,804	4,962	5,067	3,813	3,268	2,319
Subscription and services	6,372	6,079	4,482	1,920	980	904	680	599
Total cost of revenue	17,160	13,437	10,286	6,882	6,047	4,717	3,948	2,918
Total gross profit	40,102	29,215	22,936	21,534	25,632	17,179	11,987	10,888
Operating expenses:
Research and development	21,466	20,492	14,016	10,062	6,708	4,191	3,134	2,489
Sales and marketing	56,889	44,414	37,594	28,569	24,774	16,734	14,230	11,824
General and administrative	23,118	11,704	10,370	7,311	6,323	4,188	2,826	1,884
Total operating expenses	101,473	76,610	61,980	45,942	37,805	25,113	20,190	16,197
Operating loss	(61,371)	(47,395)	(39,044)	(24,408)	(12,173)	(7,934)	(8,203)	(5,309)
Interest income	15	1	48	4	2	2	1	2
Interest expense	(6)	(243)	(132)	(144)	(160)	(167)	(128)	(82)
Other expense, net	(128)	(4,206)	(723)	(2,200)	(1,324)	(699)	(339)	(210)
Loss before income taxes	(61,490)	(51,843)	(39,851)	(26,748)	(13,655)	(8,798)	(8,669)	(5,599)
Provision for (benefit from) income taxes	(58,977)	(917)	384	213	(1,079)	54	34	26
Net loss attributable to common stockholders	(2,513)	(50,926)	(40,235)	(26,961)	(12,576)	(8,852)	(8,703)	(5,625)

Quarterly Revenue Trends

Our quarterly revenue increased year-over-year for all periods presented due to increased sales to new customers, as well as upsells to existing customers. Comparisons of our year-over-year total quarterly revenue are more meaningful than comparisons of our sequential results due to seasonality in the sale of our products and subscriptions and services. Our fourth quarter has historically been our strongest quarter for sales as a result of large enterprise buying patterns. While we believe that these seasonal trends have affected and will continue to affect our quarterly results, our rapid growth has largely masked seasonal trends to date. We believe that our business may become more seasonal in the future. Historical patterns in our business may not be a reliable indicator of our future sales activity or performance.

Quarterly Gross Margin Trends

Total gross profit increased year-over-year for all periods presented. Total gross margin has remained relatively consistent over all periods presented, and any fluctuation is primarily due to shifts in the mix of sales between products and subscriptions and services, as well as the types and volumes of products sold. For the three months ended June 30, 2013, September 30, 2013 and December 31, 2013, gross margin declined year-over-year primarily due to an increase in cost of subscription and services revenue relating to increased personnel costs in customer support.

Quarterly Expense Trends

Total operating expenses increased year-over-year for all periods presented primarily due to the addition of personnel in connection with the expansion of our business our continuous investment in system infrastructures required to manage our growth and develop and promote our products and services. Research and development expense increased sequentially over the periods as we increased our headcount to support continued investment in our future product and subscription and services offerings. Sales and marketing expense increased significantly in the three months ended December 31, 2011 compared to the three months ended September 30, 2011, primarily due to higher sales and the resulting increase in commission expense. Sales and marketing expense increased significantly in the three months ended December 31, 2012 compared to the three months ended September 30, 2012, primarily due to an increase in personnel costs related to increases in headcount, higher commission expense related to higher sales, and higher stock-based compensation expense. Sales and marketing expense increased significantly in the three months ended September 30, 2013 compared to the three months ended March 31, 2013, primarily due to an increase in personnel costs related to increases in headcount, higher commission expense related to higher sales, higher stock-based compensation expense and an increase in overhead allocations associated with additional sales and marketing personnel. General and administrative expense increased significantly in the three months ended December 31, 2012 compared to the three months ended September 30, 2012 and in the three months ended September 30, 2013 compared to the three months ended March 31, 2013, primarily due to an increase in personnel, legal expense and higher professional services fees for preparing to be a public company. In the three months ended December 31, 2013 compared to three months ended September 30, 2013, general and administrative expenses increased primarily due to $8.5 million of acquisition-related expenses incurred in connection with the acquisition of Mandiant, and increases in stock compensation expense. For the three months ended December 31, 2012, we recorded a benefit for income taxes due to a reduction in the valuation allowance resulting from recording a deferred tax liability on acquisition-related intangibles for which no tax benefit will be derived, partially offset by an increase in pre-tax income related to international operations.

Liquidity and Capital Resources

	As of December 31, 2013	As of December 31, 2012
	(In thousands)
Cash and cash equivalents	$173,918	$60,200

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash provided by (used in) operating activities	$(69,762)	$21,500	$5,111
Cash used in investing activities	(148,469)	(20,215)	(5,224)
Cash provided by financing activities	331,949	48,239	3,124
Net increase in cash and cash equivalents	$113,718	$49,524	$3,011

As of December 31, 2013, our cash and cash equivalents of $173.9 million were held for working capital, capital expenditures, investment in technology and business acquisition purposes, of which approximately $16.0 million was held outside of the United States and is not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes. The Company has no current plans to repatriate this cash.

Prior to our initial public offering ("IPO") in September 2013, we financed our operations primarily through private sales of equity securities and, to a lesser extent, proceeds from our bank facility and cash generated from operations. In September 2013, we completed our IPO pursuant to which we sold 17,450,000 shares of our common stock (inclusive of 2,275,000 shares of common stock from the exercise of the over-allotment option granted to the underwriters) at a public offering price of $20.00 per share, resulting in net proceeds of $321.4 million, after underwriting discounts and commissions and offering expenses.

On December 30, 2013, we acquired privately held Mandiant, a leading provider of advanced endpoint security products and security incident response management solutions. We believe this combination creates the industry’s leading advanced threat protection vendor with the ability to find and stop attacks at every stage of the attack life cycle. Under the terms of the merger agreement governing the transaction, we delivered to the former security holders of Mandiant merger consideration with an aggregate value equal to approximately $1.02 billion, consisting of approximately $106.5 million in net cash and an aggregate of 21.5 million shares and options to purchase shares of our common stock.

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

Operating Activities

During the year ended December 31, 2013, operating activities used $69.8 million in cash as a result of a net loss of $120.6 million, adjusted by a net non-cash benefit of $4.8 million and a net increase of $55.6 million in our net operating assets and liabilities. The net increase in our net operating assets and liabilities was primarily the result of a $95.0 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance services, a $11.5 million increase in accounts payable due to growth in our business and a $19.4 million increase in accrued compensation as a result of the growth in our headcount. This increase was partially offset by increases of $35.1 million in accounts receivable and a $15.6 million in prepaid expenses, a $18.5 million decrease in accrued liabilities due to payment of Mandiant transaction costs and a $3.1 million increase in inventory primarily driven by a large purchase of appliances from our legacy contract manufacturer to build our service inventory as we transitioned to a new contract manufacturer.

During the year ended December 31, 2012, operating activities provided $21.5 million in cash as a result of a net loss of $35.8 million, adjusted by non-cash charges of $15.3 million and a net increase of $42.0 million in our net operating assets and liabilities. The net increase in our net operating assets and liabilities was primarily the result of a $46.3 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance services, and a $6.2 million increase in accounts payable due to the growth in our business and a $3.2 million increase in accrued compensation as a result of the growth in our headcount. This increase was partially offset by a $10.1 million increase in accounts receivable due to an increase in sales and a $3.1 million increase in prepaid expenses and other assets.

During the year ended December 31, 2011 , operating activities provided $5.1 million in cash, primarily as a result of a net loss of $16.8 million, adjusted by non-cash charges of $5.0 million and a net increase of $16.9 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a $23.8 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance services and, to a lesser extent, increases in accounts payable and accrued compensation. This increase was partially offset by a $13.5 million increase in accounts receivable due to an increase in sales.

Investing Activities

Cash used in investing activities during the year ended December 31, 2013 was $148.5 million, primarily resulting from the acquisition of Mandiant and from capital expenditures to purchase property and equipment and demonstration units.

Cash used in investing activities during the year ended December 31, 2012 was $20.2 million, primarily resulting from capital expenditures to purchase property and equipment and demonstration units.

Cash used in investing activities during the year ended December 31, 2011 was $5.2 million primarily resulting from capital expenditures to purchase property and equipment and demonstration units.

Financing Activities

During the year ended December 31, 2013, financing activities provided $331.9 million in cash, primarily from net proceeds of $321.4 million from our IPO, $10.0 million from the issuance of convertible preferred stock, additional borrowings of $10.0 million under our line of credit, proceeds of $7.3 million from the collection of notes receivable from stockholders as of December 31, 2012 and proceeds of $5.4 million from the exercise of stock options, partially offset by payments of $22.2 million on bank borrowings.

During the year ended December 31, 2012, financing activities provided $48.2 million in cash, primarily from $39.8 million issuance of convertible preferred stock, borrowings of $7.6 million under our line of credit and proceeds of $2.5 million from the exercise of stock options, partially offset by payments on bank borrowings of $1.4 million.

During the year ended December 31, 2011, financing activities provided $3.1 million in cash, primarily from proceeds from bank borrowings, partially offset by payments on bank borrowings..

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of December 31, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
		(In thousands)
Operating leases	$40,436	$8,283	$14,210	$8,184	$9,759
Purchase obligations	5,957	2,289	3,668	—	—
Contract manufacturer commitments	16,650	16,650	—	—	—

Total	$63,043	$27,222	$17,878	$8,184	$9,759

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, approximately $ 0.8 million of unrecognized tax benefits classified as “Other long-term liabilities” in the accompanying consolidated balance sheets as of December 31, 2013, have been excluded from the contractual obligations table above. In addition, we are unable to make reasonable reliable estimates with respect to approximately $45.0 million in non-current deferred tax liabilities and have therefore excluded such liabilities from the table above. See Note 12 of our consolidated financial statements for a discussion of our income tax liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Segment Information

We have one primary business activity and operate in one reportable segment.

Concentration

Accuvant accounted for approximately 10% of our revenue for the year ended December 31, 2012. For the year ended December 31, 2013, Accuvant and Carahsoft, two of our resellers, accounted for approximately 11% and 11% of our revenue, respectively. Our agreements with these resellers were made in the ordinary course of our business and may be terminated with or without cause by either party with advance notice. Although we believe we would experience some short-term disruption in the distribution of our products, subscriptions and services if these agreements were terminated, we believe such termination would not have a material adverse effect on our financial results and that alternative resellers and other channel partners exist to deliver our products to our end-customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

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
Our products include three principal security product families that address critical vectors of attack, including Web, email and file shares. Our Web Threat Prevention, File Threat Prevention, Forensic Analysis System and Central Management System appliances and subscription services qualify as separate units of accounting. Therefore, Web Threat Prevention, File Threat Prevention, Forensic Analysis System and Central Management System appliance product revenue is recognized at the time of shipment. However, unlike our Web Threat Prevention and File Threat Prevention appliances, our Email Threat Prevention appliance cannot function without the use of our Email Threat Prevention Attachment/URL Engine, which analyzes email attachments and URLs embedded in emails for next-generation threats. As such, our Email Threat Prevention and related services do not have stand-alone value and do not qualify as separate units of accounting. Therefore, Email Threat Prevention product revenue is recognized ratably over the longer of the contractual term of the subscription services or the estimated period the customer is expected to benefit from the product, provided that all other revenue recognition criteria have been met. Because we have only been selling our Email Threat Prevention since April 2011, we have a limited history with respect to subscription renewals for such product. As a result, revenue from all Email Threat Prevention products sold by us through December 31, 2013 has been recognized ratably over the contractual term of the subscription services. At the time of shipment, product revenue generally meets the criteria for fixed or determinable fees as our partners receive an order from an end-customer prior to placing an order with us. In addition, payment from our partners is not contingent on the partners’ collection from their end-customers. Our partners do not stock products and do not have any stock rotation rights. We recognize subscription and support and maintenance services revenue ratably over the contractual service period, which is typically one or three years. Other services revenue is recognized as the services are rendered and has not been significant to date.
Most of our arrangements, other than renewals of subscriptions and support and maintenance services, are multiple-element arrangements with a combination of product, subscriptions, support and maintenance, and other services. For multiple-element arrangements, we allocate revenue to each unit of accounting based on an estimated selling price at the arrangement inception. The estimated selling price for each element is based upon the following hierarchy: vendor-specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, of selling price, if VSOE of selling price is not available, or best estimate of selling price, or BESP, if neither VSOE of selling price nor TPE of selling price are available. The total arrangement consideration is allocated to each separate unit of accounting using the relative estimated selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.
To determine the estimated selling price in multiple-element arrangements, we establish VSOE of selling price using the prices charged for a deliverable when sold separately and, for subscriptions and support and maintenance, based on the renewal rates and discounts offered to partners. If VSOE of selling price cannot be established for a deliverable, we establish TPE of selling price by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated partners. However, as our products contain a significant element of proprietary technology and offer substantially different features and functionality from our competitors, we are unable to obtain comparable pricing of our competitors’ products with similar functionality on a stand-alone basis. Therefore, we have not been able to obtain reliable evidence of TPE of selling price. If neither VSOE nor TPE of selling price can be established for a deliverable, we establish BESP primarily based on historical transaction pricing. Historical transactions are segregated based on our pricing model and our go-to-market strategy, which include factors such as type of sales channel (reseller, distributor, or end-customer), the geographies in which our products and services were sold (domestic or international), offering type (products or services), and whether or not the opportunity was identified by our sales force or by our partners. In analyzing historical transaction pricing, we evaluate whether a majority of the prices charged for a product, as represented by a percentage of list price, fall within a reasonable range. To further support the BESP of selling price as determined by the historical transaction pricing or when such information is unavailable, such as when there are limited sales of a new product, we consider the same factors we have established through our pricing model and go-to-market strategy. The determination of BESP is made through consultation with and approval by our management.
Shipping charges billed to partners are included in revenue and related costs are included in cost of revenue. Sales commissions and other incremental costs to acquire contracts are also expensed as incurred. After receipt of a partner order, any amounts billed in excess of revenue recognized are recorded as deferred revenue.

Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee and non-employee director stock options, is measured and recognized in the financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. Stock-based compensation expense is recognized, net of forfeitures, over the requisite service periods of the awards, which is generally four years.
Our use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. These assumptions and estimates are as follows:

•
Fair Value of Common Stock. Because our common stock was not publicly traded until September 20, 2013, we were required to estimate the fair value of common stock for grants made prior to that date, as discussed in “Common Stock Valuations” below.

•
Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equivalent to that of the options for each option group.

•
Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. We base the expected term assumption on our historical exercise behavior combined with estimates of the post-vesting holding period.

•
Volatility. We determine the price volatility factor based on the historical volatilities of our publicly traded peer group as we do not have a trading history for our common stock. Industry peers consist of several public companies in the technology industry that are similar to us in size, stage of life cycle, and financial leverage. We used the same set of peer group companies in all the relevant valuation estimates. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Dividend Yield. The expected dividend assumption is based on our current expectations about our anticipated dividend policy. Consequently, we used an expected dividend yield of zero.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our stock options as follows:

Year ended December 31,
	2013	2012	2011
Fair value of common stock	$6.05 - $42.37	$1.65 - $5.44	$0.57 - $1.65
Risk-free interest rate	0.6% - 2.1%	0.2% - 3.4%	1.0% - 2.8%
Expected term (in years)	4 - 6	1 - 6	5 - 7
Volatility	46% - 54%	49% - 53%	51% - 52%
Dividend yield	—%	—%	—%
In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements.
We estimate the fair value of the rights to acquire stock under our ESPP using the Black-Scholes option pricing formula. Our ESPP typically provides for consecutive twelve-month offering periods and we use our peer group volatility data in the valuation of ESPP shares. We recognize such compensation expense on a straight-line basis over the employee’s requisite service period
We account for the fair value of restricted stock units (“RSUs”) using the closing market price of our common stock on the date of grant. For new-hire grants, RSUs typically vest ratably on an annual basis over four years. For annual refresh grants, RSUs typically vest ratably on an annual basis over two to four years.

We account for the fair value of performance stock units ("PSUs") using the closing market price of our common stock on the date of grant. We recognize compensation expense when we concluded that it is probable that the performance conditions will be achieved. We will reassess the probability of vesting at each reporting period and adjust our compensation cost based on the probability assessment.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.
We apply the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.
Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences may impact the provision for income taxes in the period in which such determination is made.
Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including scheduled reversal of deferred tax liabilities, past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. We reversed our valuation allowance on U.S. federal and certain state deferred tax assets during the year ended December 31, 2013 as a result of the scheduled reversal of deferred tax liabilities established in purchase accounting. We have maintained a valuation allowance on California net deferred tax assets as it is not more likely than not that these net deferred tax assets will be realized. As we reverse deferred tax liabilities in subsequent periods, we will likely re-establish a valuation allowance in these jurisdictions as it is not more likely than not that these deferred tax assets can be realized outside of the scheduled reversal of deferred tax liabilities.
Estimates of future taxable income are based on assumptions that are consistent with our plans. Assumptions represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Should actual amounts differ from our estimates, the amount of our tax expense and liabilities could be materially impacted.
We do not provide for a U.S. income tax liability on undistributed foreign earnings of our foreign subsidiaries. The earnings of non-U.S. subsidiaries are indefinitely reinvested in non-U.S. operations.

Contract Manufacturer Liabilities
We outsource most of our manufacturing, repair, and supply chain management operations to our independent contract manufacturers and payments to them are a significant portion of our product cost of revenue. Although we could be contractually obligated to purchase manufactured products, we generally do not own the manufactured products. Product title transfers from our independent contract manufacturers to us and immediately to our partners upon shipment. Our independent contract manufacturers assemble our products using design specifications, quality assurance programs, and standards that we establish, and they procure components and assemble our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we accrue for costs for contractual manufacturing commitments in excess of our forecasted demand, including costs for excess components or for carrying costs incurred by our contract manufacturers. To date, we have not accrued any significant costs associated with this exposure.
As of December 31, 2013, we had approximately $16.7 million of open orders with our contract manufacturers that are non-cancelable.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset, or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. If we determine that a loss is possible and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. We regularly evaluate current information available to us to determine whether an accrual is required, an accrual should be adjusted or a range of possible loss should be disclosed.

Warranties
We generally provide a one-year warranty on hardware. We do not accrue for potential warranty claims as a component of cost of product revenue as all product warranty claims are satisfied under our support and maintenance contracts.

Goodwill
Goodwill is the excess of the aggregate purchase price paid over the fair value of the net tangible assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operates as one reporting unit and have selected December 1 as the date to perform our annual impairment test. In the valuation of our goodwill, we must make assumptions regarding estimated future cash flows to be derived from our business. If these estimates or their related assumptions change in the future, we may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing our implied fair value to our net book value. In calculating our implied fair value of goodwill, our fair value would be allocated to all of the other assets and liabilities based on their fair values. The excess of our fair value over the amount assigned to our other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There was no impairment of goodwill recorded for the years ended December 31, 2013, 2012 or 2011.

Recent Accounting Pronouncements

In February 2013, the FASB issued guidance which addresses the presentation of amounts reclassified from accumulated other comprehensive income. This guidance does not change current financial reporting requirements, instead an entity is required to cross-reference to other required disclosures that provide additional detail about amounts reclassified out of accumulated other comprehensive income. In addition, the guidance requires an entity to present significant amounts reclassified out of accumulated other comprehensive income by line item of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. Adoption of this standard is required for periods beginning after December 15, 2012 for public companies. This new guidance impacts how we report comprehensive income and will have no effect on our results of operations, financial position or liquidity upon its required adoption on January 1, 2013.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee, British Pound Sterling, Japanese Yen and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at December 31, 2013 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

Interest Rate Risk

We had cash and cash equivalents of $60.2 million and $173.9 million as of December 31, 2012 and 2013, respectively, consisting of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding debt of $12.1 million as of December 31, 2012, of which $1.2 million was due within 12 months. As of December 31, 2013, we had no outstanding debt. The debt outstanding prior to the fourth quarter of 2013 related to an outstanding line of credit in the amount of $20.0 million, which was repaid in October 2013. The line of credit remains available to draw upon and carries a variable interest rate equal to the prime rate plus 1.5% and is available through December 31, 2014.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The interest rate on a significant majority of our outstanding debt is variable, which also reduces our exposure to these interest rate risks. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders:
FireEye, Inc.
Milpitas, California

We have audited the accompanying consolidated balance sheets of FireEye, Inc. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FireEye, Inc. and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 2, 2014

FIREEYE, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$173,918	$60,200
Accounts receivable	95,772	30,133
Inventories	5,663	2,340
Deferred costs of revenue, current portion	2,030	837
Deferred tax assets, current portion	14,584	—
Prepaid expenses and other current assets	23,200	10,731
Total current assets	315,167	104,241
Deferred costs of revenue, non-current portion	1,071	674
Property and equipment, net	64,765	13,536
Goodwill	706,327	1,274
Intangible assets	281,377	4,194
Deposits and other long-term assets	7,606	1,354
TOTAL ASSETS	$1,376,313	$125,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,128	$15,653
Accrued liabilities	9,489	1,174
Accrued compensation	41,625	8,271
Long-term debt, current portion	—	1,231
Proceeds from early exercise of stock awards	8,188	2,001
Deferred revenue, current portion	110,535	43,750
Total current liabilities	203,965	72,080
Long-term debt, net of current portion	—	10,916
Deferred revenue, non-current portion	76,979	32,656
Preferred stock warrant liability	—	3,529
Deferred tax liabilities, non-current portion	45,147	—
Other long-term liabilities	2,120	702
Total liabilities	328,211	119,883
Commitments and contingencies (NOTE 7)
Stockholders' equity:
Convertible preferred stock, par value of $0.0001 per share; 100,000 shares authorized, none issued or outstanding as of December 31, 2013; 65,326 shares authorized, 64,115 issued and outstanding with liquidation preference of $96,746 as of December 31, 2012	—	6
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 137,758 shares issued and outstanding as of December 31, 2013; 130,000 shares authorized, 22,435 shares issued and outstanding as of December 31, 2012	14	2
Additional paid-in capital	1,271,590	109,252
Notes receivable from stockholders	—	(1,003)
Accumulated deficit	(223,502)	(102,867)
Total stockholders’ equity	1,048,102	5,390
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,376,313	$125,273
See accompanying notes to the consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Product	$88,253	$52,265	$24,888
Subscription and services	73,299	31,051	8,770
Total revenue	161,552	83,316	33,658
Cost of revenue:
Product	28,912	14,467	5,690
Subscription and services	18,853	3,163	1,590
Total cost of revenue	47,765	17,630	7,280
Total gross profit	113,787	65,686	26,378
Operating expenses:
Research and development	66,036	16,522	7,275
Sales and marketing	167,466	67,562	30,389
General and administrative	52,503	15,221	4,428
Total operating expenses	286,005	99,305	42,092
Operating loss	(172,218)	(33,619)	(15,714)
Interest income	68	7	3
Interest expense	(525)	(537)	(194)
Other expense, net	(7,257)	(2,572)	(806)
Loss before income taxes	(179,932)	(36,721)	(16,711)
Provision for (benefit from) income taxes	(59,297)	(965)	71
Net loss attributable to common stockholders	$(120,635)	$(35,756)	$(16,782)
Net loss per share attributable to common stockholders, basic and diluted	$(2.66)	$(3.28)	$(1.99)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	45,271	10,917	8,447
See accompanying notes to the consolidated financial statements.

FIREEYE, INC.
Consolidated Statement of Stockholders' Equity (Deficit)
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	59,841	$5	9,761	$1	$51,671	$—	$(50,329)	$1,348
Additional issuance cost of Series E convertible preferred stock	—	—	—	—	(3)	—	—	(3)
Issuances of common stock upon stock option exercises	—	—	816	—	62	—	—	62
Issuance of restricted stock	—	—	1,220	—	—	—	—	—
Vesting of stock options exercised with notes receivable	—	—	—	—	144	(144)	—	—
Accrued interest for notes receivable from stockholders	—	—	—	—	7	(7)	—	—
Vesting of early exercise of equity awards	—	—	—	—	9	—	—	9
Stock-based compensation	—	—	—	—	715	—	—	715
Net loss and total comprehensive loss	—	—	—	—	—	—	(16,782)	(16,782)
Balance at December 31, 2011	59,841	5	11,797	1	52,605	(151)	(67,111)	(14,651)
Net proceeds from issuance of Series F convertible preferred stock	4,274	1	—	—	44,778	—	—	44,779
Issuance of common stock related to Tall Maple Systems, Inc. acquisition	—	—	150	—	816	—	—	816
Issuance of common stock related to Ensighta Security, Inc. acquisition	—	—	423	—	2,300	—	—	2,300
Issuance of common stock upon stock option exercises with notes receivable	—	—	4,260	—	—	—	—	—
Vesting of stock options exercised with notes receivable	—	—	—	1	816	(817)	—	—
Issuances of common stock upon stock option exercises	—	—	3,212	—	716	—	—	716
Accrued interest for notes receivable from stockholders	—	—	—	—	35	(35)	—	—
Issuance of restricted stock	—	—	2,686	—	—	—	—	—
Repurchase of unvested restricted common stock	—	—	(93)	—	(214)	—	—	(214)
Vesting of early exercise of equity awards	—	—	—	—	557	—	—	557
Stock-based compensation	—	—	—	—	6,843	—	—	6,843
Net loss and total comprehensive loss	—	—	—	—	—	—	(35,756)	(35,756)
Balance at December 31, 2012	64,115	6	22,435	2	109,252	(1,003)	(102,867)	5,390
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	17,450	2	320,977	—	—	320,979
Conversion of convertible preferred stock to common stock in connection with initial public offering	(64,590)	(6)	74,222	7	(1)	—	—	—
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	—	—	—	—	10,067	—	—	10,067
Issuance of common stock related to the acquisition of Secure DNA Managed Services, Inc.	—	—	50	—	800	—	—	800
Issuance of common stock related to the acquisition of Mandiant, Inc.	—	—	16,921	2	791,115	—	—	791,117
Payment of note receivable from stockholder, net of early exercises	—	—	—	—	828	1,003	—	1,831
Net proceeds from issuance of Series F convertible preferred stock	475	—	—	—	4,994	—	—	4,994

FIREEYE, INC.
Consolidated Statement of Stockholders' Equity (Deficit)
(In thousands)

Issuance of common stock for equity awards, net of repurchases	—	—	6,680	1	2,393	—	—	2,394
Vesting of early exercise of equity awards	—	—	—	—	2,307	—	—	2,307
Stock-based compensation	—	—	—	—	28,858	—	—	28,858
Net loss and total comprehensive loss	—	—	—	—	—	—	(120,635)	(120,635)
Balance at December 31, 2013	—	$—	137,758	$14	$1,271,590	$—	$(223,502)	$1,048,102
See accompanying notes to the consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(120,635)	$(35,756)	$(16,782)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,758	6,917	3,272
Stock-based compensation	28,858	6,843	715
Change in fair value of preferred stock warrant liability	6,538	2,535	805
Loss on disposal of property and equipment	110	197	201
Release of deferred tax valuation allowance	(61,028)	(1,241)	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(35,145)	(10,106)	(13,540)
Inventories	(3,089)	(817)	(658)
Prepaid expenses and other assets	(15,629)	(3,084)	(187)
Deferred costs of revenue	(1,590)	(669)	(742)
Accounts payable	11,504	6,189	5,400
Accrued liabilities	(18,488)	511	284
Accrued compensation	19,381	3,165	2,446
Deferred revenue	95,010	46,303	23,836
Other long-term liabilities	3,683	513	61
Net cash provided by (used in) operating activities	(69,762)	21,500	5,111
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(89,240)	(889)	—
Purchase of property and equipment and demonstration units	(57,560)	(18,848)	(5,217)
Lease deposits	(1,669)	(478)	(7)
Net cash used in investing activities	(148,469)	(20,215)	(5,224)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering	321,389	—	—
Borrowing from line of credit	10,000	7,619	2,381
Repayment of line of credit	(20,000)	0	(2,322)
Borrowing of term loan	—	—	2,750
Repayment of term loan	(2,150)	(1,405)	(557)
Net proceeds from issuance of convertible preferred stock	9,988	39,785	(3)
Proceeds from exercise of equity awards	5,428	2,454	875
Repayment of notes receivable from stockholders	7,294	—	—
Repurchase of common stock	—	(214)	—
Net cash provided by financing activities	331,949	48,239	3,124
Net change in cash and cash equivalents	113,718	49,524	3,011
Cash and cash equivalents, beginning of year	60,200	10,676	7,665
Cash and cash equivalents, end of year	$173,918	$60,200	$10,676
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$474	$22	$2
Cash paid for interest	$578	$508	$194
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred initial public offering costs in accounts payable and accrued liabilities	$412	$—	$—
Common stock issued in connection with acquisitions	$791,917	$3,116	$—
Conversion of preferred stock warrants to common stock warrants	$10,067	$—	$—
Purchases of property and equipment and demonstration units in accounts payable	$6,435	$2,874	$117
Proceeds receivable from issuance of convertible preferred stock	$—	$4,994	$—
See accompanying notes to the consolidated financial statements.

FIREEYE, INC.
Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

FireEye, Inc., with principal executive offices located in Milpitas, California, was incorporated as NetForts, Inc. on February 18, 2004, under the laws of the State of Delaware, and changed its name to FireEye, Inc. on September 7, 2005.

FireEye, Inc. and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) is a leader in stopping advanced cyber attacks that use advanced malware, zero-day exploits, and APT (“Advanced Persistent Threat”) tactics. Our solutions supplement traditional and next-generation firewalls, IPS (“Intrusion Prevention Systems”), anti-virus, and gateways, which cannot stop advanced threats, leaving security holes in networks. We offer a solution that detects and blocks attacks across both Web and email threat vectors as well as latent malware resident on file shares. Our solutions address all stages of an attack lifecycle with a signature-less engine utilizing stateful attack analysis to detect zero-day threats.

In September 2013, we completed our initial public offering (“IPO”) in which we issued and sold 17,450,000 shares of common stock (inclusive of 2,275,000 shares of common stock from the full exercise of the over-allotment option granted to the underwriters) at a price of $20.00 per share. We received aggregate proceeds of $324.6 million from the sale of shares of common stock, net of underwriters’ discounts and commissions, but before deducting paid and unpaid offering expenses of approximately $3.6 million. Immediately prior to the closing of the IPO, all shares of our outstanding convertible preferred stock automatically converted into 74,221,533 shares of common stock.

We sell the majority of our products, subscriptions and services to end-customers through distributors, resellers, and strategic partners, with a lesser percentage of sales directly to end-customers.

Basis of Presentation and Consolidation

  The consolidated financial statements include the accounts of FireEye, Inc. and its wholly owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

  The preparation of consolidated financial statements in conformity U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates include, but are not limited to, the best estimate of selling price for our products and services, commissions expense, future taxable income, contract manufacturer liabilities, litigation and settlement costs and other loss contingencies, fair value of our common and preferred stock, stock options and preferred stock warrant liability, and the purchase price allocation of acquired businesses. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from current or revised future estimates.

Concentrations
Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. We maintain a substantial portion of our cash and cash equivalents in money market funds invested in U.S. Treasury related obligations. Management believes that the financial institutions that hold our investments are financially sound and, accordingly, are subject to minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits.
Our accounts receivables are primarily derived from our customers representing various geographical locations. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable. We maintain an allowance for doubtful accounts for estimated potential credit losses.
Summarized below are individual customers whose revenue or account receivable balances were 10% or higher than the respective total consolidated amounts:

	Year ended December 31,
	2013	2012	2011
Percentage of Revenue:
Accuvant	11%	10%	12%
Carahsoft Technology Corporation	11%	*	*

	As of December 31,
	2013	2012
Percentage of Accounts Receivable:
Accuvant	12%	14%
Scalar Decisions	*	10%
* Less than 10%
We rely primarily on a single contract manufacturer to assemble our products. In some cases we rely on sole suppliers for a certain number of our components.

Foreign Currency Translation and Transactions
The functional currency of our foreign subsidiaries is the U.S. dollar. We translate all monetary assets and liabilities denominated in foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet dates and other assets and liabilities using historical exchange rates.
Foreign currency denominated revenue and expenses have been re-measured using the average exchange rates in effect during each period. Foreign currency re-measurement gains and losses have been included in other income (expense) and have not been significant for the years ended December 31, 2013, 2012 and 2011.

Cash and Cash Equivalents
We consider all highly liquid investments held at financial institutions, such as money market funds with original maturities of three months or less at date of purchase, to be cash equivalents.

Fair Value of Financial Instruments
  We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, due to their short-term nature. The carrying amount of our preferred stock warrant liability represents their fair value and the long term debt is stated at the carrying value as the stated interest rate approximates the market rate currently available to us.

 Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each partner’s expected ability to pay, and the collection history with each partner, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. As of December 31, 2013 and 2012, the allowance for doubtful accounts was not significant.

Inventories
Inventories are stated at lower of cost or market. Provisions have been made to reduce all slow-moving, obsolete or unusable inventories to their net realizable values. We purchase completed units from contract manufacturers. Accordingly, substantially all inventories are finished goods with an immaterial balance of replacement parts. As of December 31, 2013 and 2012, the provisions for excess and obsolete inventories were not significant.

Deferred Costs of Revenue
Deferred cost of revenue consists of direct and incremental costs related to product revenue deferred in accordance with the Company’s revenue recognition policy. Deferred cost of revenue that will be realized within the succeeding 12 month period is classified as current and the remaining is classified as non-current.

Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years.
The estimated useful lives of property and equipment are described below:

Property and Equipment	Useful Life
Computer equipment and software	2 to 5 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term
Furniture and fixtures	5 years
Machinery and equipment	2 to 5 years

Demonstration Units
Product demonstration units are included in prepaid and other current assets on the consolidated balance sheets. Demonstration units are recorded at cost and are amortized over the estimated useful life from the date of transfer from inventory, generally 12 months. We generally do not resell units that have been used for demonstration purposes.

Impairment of Long-Lived Assets
We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. Through December 31, 2013 we have not written down any of our long-lived assets as a result of impairment.

Acquisitions
We have accounted for all of our acquisitions using the purchase method as required under the provisions of FASB ASC 805, Business Combinations, or ASC 805. The total purchase price is allocated to the assets acquired and liabilities assumed based on fair values at the date of acquisition.

Goodwill
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates as one reporting unit and has selected December 1 as the date to perform its annual impairment test. In the valuation of its goodwill, the Company must make assumptions regarding estimated future cash flows to be derived from the Company. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the Company to its net book value. In calculating the implied fair value of the Company’s goodwill, the fair value of the Company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There was no impairment of goodwill recorded for the years ended December 31, 2013, 2012 or 2011.

Warranties
  We generally provide a one-year warranty on hardware. We do not accrue for potential warranty claims as a component of cost of product revenue as all product warranty claims are satisfied under our support and maintenance contracts.

Deferred Revenue
Deferred revenue consists of amounts that have been invoiced but that have not been recognized as revenue. Deferred revenue that will be realized during the succeeding 12 month period is recorded as current, and the remaining deferred revenue is recorded as non-current.

Contract Manufacturer Liabilities
We outsource most of our manufacturing, repair, and supply chain management operations to our independent contract manufacturers and payments to such manufacturers are a significant portion of our product cost of revenue. Although we could be contractually obligated to purchase manufactured products, we generally do not own the manufactured products. Product title transfers from our independent contract manufacturers to us and to our partners upon shipment. Our independent contract manufacturers assemble our products using design specifications, quality assurance programs, and standards that we establish, and they procure components and assemble our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we may accrue for costs for contractual manufacturing commitments in excess of our forecasted demand, including costs for excess components or for carrying costs incurred by our contract manufacturers. To date, we have not accrued any significant costs associated with this exposure.

Preferred Stock Warrant Liability
The preferred stock warrant liability is measured and recognized in the financial statements at its fair value because the warrants contain anti-dilution provisions which require us to lower the exercise price of the warrants upon any future down-round financing. The fair value of the warrants is estimated using the Monte Carlo model at each reporting date. The change in fair value of the warrants is recognized in the consolidated statements of operations as other expense. We adjusted the liability quarterly for changes in fair value using a Monte Carlo model until the completion of the IPO in September 2013. Upon conversion of the underlying preferred stock to common stock, the related warrant liability was remeasured to fair value and the remaining liability was reclassified to additional paid-in capital.

Revenue Recognition
  We generate revenue from the sales of products, subscriptions, support and maintenance, and other services primarily through our indirect relationships with our partners as well as end customers through our direct sales force. Our products include operating system software that is integrated into the appliance hardware and is deemed essential to its functionality. As a result, we account for revenue in accordance with Accounting Standards Codification 605, Revenue Recognition, and all related interpretations, as all our security appliance deliverables include proprietary operating system software, which together deliver the essential functionality of our products.

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

Our products include three principal security product families that address critical vectors of attack, including Web, email and file shares. Our Web Threat Prevention, File Threat Prevention, Forensic Analysis System and Central Management System

appliance and subscription services qualify as separate units of accounting. Therefore, Web Threat Prevention, File Threat Prevention, Forensic Analysis System and Central Management System appliance product revenue is recognized at the time of shipment. However, our Email Threat Prevention cannot function without the use of our subscription services. As such, our Email Threat Prevention products and related services do not have stand-alone value and do not qualify as separate units of accounting. Therefore, Email Threat Prevention product revenue is recognized ratably over the longer of the contractual term of the subscription services or the estimated period the customer is expected to benefit from the product, provided that all other revenue recognition criteria have been met. Because we have only been selling our Email Threat Prevention since April 2011, we have a limited history with respect to subscription renewals for such product. As a result, revenue from all Email Threat Prevention products sold by us through December 31, 2013 has been recognized ratably over the contractual term of the subscription services.
At the time of shipment, product revenue meets the criteria for fixed or determinable fees. In addition, payment from our partners is not contingent on the partners' collection from their end-customers. Our partners do not stock products and do not have any stock rotation rights. We recognize subscription and support and maintenance service revenue ratably over the contractual service period, which is typically one or three years. Other services revenue is recognized as the services are rendered and has not been significant to date.
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

Advertising Costs
Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $766,000, $1.1 million, $171,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

Software Development Costs
The costs to develop software have not been capitalized as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility. As such, all software development costs are expensed as incurred and included in research and development expense on the consolidated statements of operations.

Stock-Based Compensation

Compensation expense related to stock-based transactions, including employee and non-employee director awards and our 2013 Employee Stock Purchase Plan (the "ESPP"), is measured and recognized in the financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant we determine the fair value of the underlying common stock, the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield of our common stock. The stock-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four years. We estimate a forfeiture rate to calculate the stock-based compensation for our awards. Our forfeiture rate is based on an analysis of our actual historical forfeitures.
We account for stock options issued to nonemployees based on the fair value of the awards determined using the Black-Scholes option-pricing model. The fair value of stock options granted to nonemployees is remeasured as the stock options vest, and the resulting change in value, if any, is recognized in the statement of operations during the period the related services are rendered.

Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.
We apply the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax liability as the largest amount that is more likely than not to be realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations. Accrued interest and penalties are included within other long-term liabilities in the Consolidated Balance Sheets.

Net Loss Per Share Attributable to Common Stockholders
We calculate our basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. Under the two-class method, in periods when the Company has net income, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and the convertible preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and convertible preferred stock warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Recent Accounting Pronouncements
In February 2013, the FASB issued guidance which addresses the presentation of amounts reclassified from accumulated other comprehensive income. This guidance does not change current financial reporting requirements, instead an entity is required to cross-reference to other required disclosures that provide additional detail about amounts reclassified out of accumulated other comprehensive income. In addition, the guidance requires an entity to present significant amounts reclassified out of accumulated other comprehensive income by line item of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. Adoption of this standard is required for periods beginning after December 15, 2012 for public companies. This new guidance impacts how the Company reports comprehensive income and has had no effect on the Company’s results of operations, financial position or liquidity for the year ended December 31, 2013.

2. Fair Value Measurements

We categorize assets and liabilities recorded at fair value on our consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:

•	Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2—Inputs are quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.

•	Level 3—Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

The following table presents the fair value of our financial assets and liabilities using the above input categories (in thousands):

	As of December 31, 2013
Description	Level 1	Level 2	Level 3	Fair Value
Money market funds	$132,518	$—	$—	$132,518
Total assets measured at fair value	$132,518	$—	$—	$132,518

	As of December 31, 2012
Description	Level 1	Level 2	Level 3	Fair Value
Money market funds	$5,893	$—	$—	$5,893
Preferred stock warrant liability	—	—	3,529	3,529
Total assets and liabilities measured at fair value	$5,893	$—	$3,529	$9,422

Level 1 investments consist solely of money market funds, included in cash and cash equivalents, valued at amortized cost which approximates fair value. Level 1 liabilities consist of long-term debt. Level 3 instruments consist solely of our preferred stock warrant liability in which the fair value was measured upon issuance and at each period end. Inputs used to determine the estimated fair value of the warrant liability as of the valuation date included remaining contractual term of the warrants, the risk-free interest rate, volatility of our comparable public companies over the remaining term, and the fair value of underlying shares. The significant unobservable inputs used in the fair value measurement of the preferred stock warrant liability were the fair value of the underlying stock at the valuation date and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial instruments as follows
(in thousands):

Preferred Stock Warrant Liability
Balance as of December 31, 2011	$994
Change in fair value of preferred stock warrant liability	2,535
Balance as of December 31, 2012	3,529
Change in fair value of preferred stock warrant liability	6,538
Reclassification of preferred stock warrants to common stock warrants upon IPO	(10,067)
Balance as of December 31, 2013	$—

The gains and losses from remeasurement of Level 3 financial liabilities are recorded through the other expenses, net in the statements of operations.

3. Balance Sheet Components

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of December 31,	As of December 31,
	2013	2012
Computer equipment and software	$57,403	$12,115
Leasehold improvements	15,660	2,668
Furniture and fixtures	6,035	1,822
Machinery and equipment	756	19
Total property and equipment	79,854	16,624
Less: accumulated depreciation and amortization	(15,089)	(3,088)
Total property and equipment, net	$64,765	$13,536

Depreciation and amortization expense related to property and equipment and demonstration units during the years ended December 31, 2013, 2012 and 2011 was $19.2 million, $6.9 million and $3.3 million, respectively.

4. Business Combinations

Acquisitions in 2013

On December 30, 2013, we acquired privately held Mandiant Corporation (“Mandiant”), a leading provider of advanced end point security products and security incident response management solutions. We believe this acquisition creates an advanced threat protection vendor with the ability to find and stop attacks at every stage of the attack life cycle.

At the closing on December 30, 2013, we acquired all the outstanding shares of capital stock of Mandiant for 16,123,011 shares of our common stock and $106.5 million in cash. Under the terms and conditions of the Merger Agreement, each outstanding share of Mandiant common stock was converted into the right to receive (a) $5.22 in cash, without interest, and subject to applicable withholding tax, and (b) 0.8126 of a share of our common stock. This transaction is referred to herein as the merger. In connection with the merger, all of the outstanding stock options and restricted stock awards of Mandiant were converted into stock options and restricted stock awards, respectively, denominated in shares of our common stock. The common stock issued, along with the estimated fair value of vested equity awards assumed and cash payment, resulted in a preliminary estimated purchase price of $897.7 million for accounting purposes. The total preliminary estimated purchase consideration is as follows (in thousands):

Amount
Cash	$106,538
Fair value of common stock	704,414
Estimated fair value of equity awards assumed	86,703
Total preliminary estimated purchase consideration	$897,655

 The acquisition of Mandiant was accounted for in accordance with the acquisition method of accounting for business combinations with FireEye as the accounting acquirer. We expensed the related acquisition costs in the amount of $8.5 million in general and administrative expenses. Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the preliminary tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price was allocated using the information currently available. As a result, we may continue to adjust the preliminary estimated purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. Total allocation of the estimated purchase consideration is as follows (in thousands):

Amount
Net tangible assets	$9,629
Intangible assets	275,500
Deferred tax liability	(90,105)
Goodwill	702,631
Total preliminary purchase price allocation	$897,655

As noted above, in connection with the acquisition, we also assumed and exchanged Mandiant’s outstanding stock options and restricted stock awards. The assumed options and restricted stock awards continue to have the same terms and conditions as set forth in the original stock option and restricted stock award agreements. The fair values of the equity awards assumed were estimated using a Black-Scholes-Merton option-pricing model. The estimated fair values of unvested equity awards of $122.6 million will be recorded as operating expense over the remaining requisite service periods as they relate to post combination services, while the fair values of vested equity based awards of $86.7 million will be included in total purchase price as they relate to pre combination services.

None of the goodwill recorded as part of the Mandiant acquisition will be deductible for U.S. federal income tax purposes.

Intangible assets consist primarily of developed technology, content, customer relationship and other intangible assets. Content intangibles represent threat intelligence, which is continually gathered from ongoing monitoring of endpoints and by incident response and remediation teams. The intangible assets attributable to customer relationships relate to Mandiant’s ability to sell existing, in-process and future versions of its products and services to its existing customers. Developed technology intangibles includes a combination of patented and unpatented technology, trade secrets, and computer software and processes that represent the foundation for planned new products and services. The preliminary estimated useful life and fair values of the identifiable intangible assets are as follows (in thousands):

	Preliminary Estimated Useful Life (in years)	Amount
Developed technology	4 - 6	$54,600
In-process research and development	N/A	1,400
Content	10	128,500
Customer relationships	8	66,000
Contract backlog	1 - 3	12,600
Trade names	4	12,400
Total		$275,500

The results of operations of Mandiant's have been included in our consolidated statements of operations from the acquisition date although Mandiant operations made no material contribution to our revenue or expenses for the year ended December 31, 2013. The following table presents pro forma results of operations of the Company and Mandiant as if the companies had been combined as of January 1, 2012, and includes pro forma adjustments related to the amortization of acquired intangible assets and share-based compensation expense. Direct and incremental transaction costs are excluded from the year ended December 31, 2013 pro forma condensed combined financial information presented below, and included in year period ended December 31, 2012 pro forma condensed combined financial information presented below. The tax benefit of $28.0 million that resulted from the acquisition is recorded in the year ended December 31, 2012 pro-forma period. The pro forma condensed combined financial information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results. Included in the pro forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date. Pro-forma results include amortization of intangible assets related to the acquisition, acquisition related costs associated with the purchases and income tax effects. Supplemental information on an unaudited pro forma basis, as if the Mandiant acquisition had been consummated on January 1, 2012, is presented as follows (in thousands):

	2013	2012
Pro forma revenue	266,458	157,555
Pro forma loss from operations	(296,476)	(130,885)
Pro forma net loss	(223,740)	(77,935)

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

We accounted for the acquisition of Secure DNA as a purchase of a business. We expensed the related acquisition costs, consisting primarily of legal expenses in the amount of $0.2 million, and these expenses were presented as general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2013. Under the purchase method of accounting, the total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed.

The total preliminary purchase consideration of $4.9 million consisted of $4.1 million in cash and the issuance of 50,000 shares of our common stock with a fair value of $16.00 per share on the acquisition date. We also assumed deferred tax liabilities related to the fair value of the developed technology and customer relationships we obtained in the acquisition as well as other assumed liabilities related to normal operations. Primarily as a result of the deferred tax liabilities assumed in the acquisition, we recognized goodwill of $2.3 million equal to the excess of the purchase consideration over the fair value of the assets acquired and the liabilities assumed. None of the goodwill is expected to be deductible for income tax purposes.

The acquisition also includes a contingent obligation of up to $3.0 million, consisting of 190,000 shares of our common stock with a fair value of $16.00 per share on the acquisition date, to certain employees from Secure DNA, if specified product and service milestones are met within the two years of the acquisition date. As the obligation is contingent upon their continuous employment with us, the contingent obligation is being recorded as compensation expense ratably over the respective service periods. As of December 31, 2013, certain milestones were achieved, as a result, 81,699 shares of common stock were vested.

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed at the acquisition date for the Secure DNA acquisition (in thousands):

Amount
Developed technology	$1,300
Customer relationships	1,900
Deferred tax liabilities	(1,290)
Net assets acquired	665
Goodwill	2,302
Fair value of total consideration transferred	$4,877

The results of operations of Secure DNA have been included in our consolidated statements of operations from the acquisition date. Pro Forma results of operations have not been presented because the acquisitions were not material to our results of operations.

Acquisitions in 2012

On December 14, 2012, we acquired certain assets of Tall Maple Systems, Inc. (“Tall Maple”), a software platform provider that developed software applications to simplify the development cycle and reduce the time to market of Linux-based Internet appliances. We accounted for the acquisition of Tall Maple as a purchase of a business. We expensed the related acquisition costs, consisting primarily of legal expenses in the amount of $19,000 during the year ended December 31, 2012. These legal expenses were presented as general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2012. The total purchase consideration of $816,000 consisted of the issuance of 150,000 shares of our common stock with a fair value of $5.44 per share on the acquisition date. The acquisition of Tall Maple provided us with developed technology. We determined that the fair value of the developed technology was approximately equal to the purchase consideration and that no other identifiable intangible or tangible assets were acquired and no liabilities were assumed. Accordingly, we did not recognize any goodwill with the acquisition of Tall Maple.

On December 20, 2012, we acquired all outstanding shares of Ensighta Security, Inc. (“Ensighta”), a company that develops a software application that enables automatic security analysis of mobile apps on android based mobile devices. We accounted for the acquisition of Ensighta as a purchase of a business. We expensed the related acquisition costs, consisting primarily of legal expenses in the amount of $328,000 during the year ended December 31, 2012. These legal expenses were presented as general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2012. The total purchase consideration of $3.2 million consisted of $888,000 in cash and the issuance of 422,668 shares of our common stock with a fair value of $5.44 per share on the acquisition date. The acquisition of Ensighta provided us with developed technology and allowed us to enhance our workforce. We also assumed deferred tax liabilities related to the fair value of the developed technology we obtained in the acquisition as well as other assumed liabilities related to normal operations. Primarily as a result of the deferred tax liabilities assumed in the acquisition, we recognized goodwill of $1.3 million which represents the excess of the purchase consideration over the fair value of the assets acquired and the liabilities assumed. None of the goodwill is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed at the acquisition date for the Ensighta acquisition (in thousands):

Amount
Developed technology	3,378
Deferred tax liabilities	(1,274)
Net assets acquired	(190)
Goodwill	1,274
Fair value of total consideration transferred	$3,188

The results of operations of Tall Maple, Ensighta and Secure DNA have been included in our consolidated statements of operations from the acquisition date. Pro Forma results of operations have not been presented because the acquisitions were not material to our results of operations.

Goodwill and Purchased Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as following (in thousands):

Goodwill
Balance as of December 31, 2011	$—
Goodwill acquired	1,274
Balance as of December 31, 2012	1,274
Goodwill acquired	705,053
Balance as of December 31, 2013	$706,327

Intangible assets consist of the following (in thousands):

	As of December 31,	As of December 31,
	2013	2012
Developed technology	$60,093	$4,194
In-process research and development	1,400	—
Content	128,500	—
Customer relationships	67,900	—
Contract backlog	12,600	—
Trade names	12,400	—
Less: accumulated amortization	(1,516)	—
Net acquired intangible assets	$281,377	$4,194

The developed technology, content and contract backlog will be amortized to cost of sales over the economic life of the related assets, which was estimated to be three to ten years as of the acquisition date. The customer relationships and trade names will be amortized to sales and marketing expense over the economic life of the related assets, which was estimated to be four to eight years as of the acquisition date. Amortization expense of intangible assets for the years ended December 31, 2013, 2012 and 2011was $1.5 million, zero and zero, respectively.

The expected annual amortization expense of intangible assets as of December 31, 2013 is presented below (in thousands):

Years Ending December 31,	Intangible Assets
2014	$42,855
2015	42,056
2016	41,444
2017	35,891
2018	24,950
2019 and thereafter	92,781
Total intangible assets subject to amortization	$279,977
Total intangible assets with indefinite lives	$1,400
Total	$281,377

 5. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	As of December 31, 2013	As of December 31, 2012
Product, current	$13,823	$6,570
Subscription and services, current	96,712	37,180
Total deferred revenue, current	110,535	43,750
Product, non-current	6,711	3,888
Subscription and services, non-current	70,268	28,768
Total deferred revenue, non-current	76,979	32,656
Total deferred revenue	$187,514	$76,406

6. Long-term Debt

In August 2005, we entered into a loan agreement (the “First Loan Agreement”) with two lenders that provided for borrowings under an equipment facility and a growth capital facility. The First Loan Agreement provided for advances under the equipment facility up to $1.0 million in $50,000 increments through the termination date on December 31, 2006 and advances under the growth capital facility up to $3.0 million in $1.0 million increments through the termination date on December 31, 2006. Outstanding borrowings under the equipment facility were due in 36 equal monthly payments of principal and interest following the month of borrowing, with a final payment on the maturity date equal to 2.5% of the drawn down principal. Outstanding borrowings under the growth capital facility were due in 36 monthly payments of principal and interest beginning January 1, 2007. There were no prepayment penalties for either the equipment facility or the growth capital facility. There were no amounts outstanding under the First Loan Agreement as of December 31, 2013 and 2012.
In June 2010, the Company entered into a second loan agreement (the “Second Loan Agreement”) with a lender that provides for: (1) a revolving line of credit facility, (2) an equipment facility and (3) a term loan. In addition, this loan agreement was amended in August 2011 to provide for additional borrowings under a (4) growth facility. The Second Loan Agreement provides certain financial-related covenants, among others, relating to delivery of audited financial statements to the lender. We were in compliance with all financial-related covenants under the Second Loan Agreement as of December 31, 2013 and 2012.

Line of Credit

Under the terms of the Second Loan Agreement, we are able to borrow up to $3.0 million under a revolving line of credit. The line of credit carries a floating interest rate equal to prime plus 1.5% and was to mature in June 2012. Borrowings under the line of credit were collateralized by all of the Company’s assets, excluding intellectual property, and the availability of borrowings under the line of credit were subject to certain borrowing base limitations around our outstanding accounts receivable. In August 2011, the Second Loan Agreement was amended to increase the amounts available under the line of credit to $10.0 million. In December 2012, the Second Loan Agreement was amended to increase the amounts available under the line of credit to $25.0 million, extend the maturity date to December 31, 2014 and add a supplemental equipment line of $15.0 million, which has a maturity date in September 2016. As of December 31, 2013 and 2012, there were no amounts outstanding under the supplemental equipment line. We drew down $10.0 million, $7.6 million and $2.4 million under the line of credit during the years ended December 31, 2013, 2012 and 2011, respectively. In October 2013, we repaid the outstanding borrowings in the amount of $20.0 million under the revolving line of credit facility under the Second Loan Agreement. We have not cancelled the revolving line of credit facility. Borrowings under the revolving line of credit consist of the following (in thousands):

	As of December 31,
	2013	2012
Second Loan Agreement—revolving line of credit	$—	$10,000

Term Loans

Under the terms of the Second Loan Agreement, the Company was able to borrow up to $750,000 under the equipment facility. The equipment facility carries a fixed interest rate equal to 7.0% and requires payments of principal and interest due in 36 equal monthly installments beginning the month following any borrowings. Borrowings under the equipment facility were collateralized by all of our assets, excluding intellectual property. There are no prepayment penalties for the equipment facility. We borrowed $564,000 under the equipment facility during the year ended December 31, 2010 and paid off the balance during the year ended December 31, 2013.
Under the terms of the Second Loan Agreement, we borrowed $1.0 million under the term loan during the year ended December 31, 2010. The term loan carries a fixed interest rate equal to 8.0% and requires payments of principal and interest in 36 equal monthly installments beginning July 2010. Borrowings under the term loan were collateralized by all of our assets, excluding intellectual property. There are no prepayment penalties for the term loan. We paid off the balance during the year ended December 31, 2013.

Under the terms of the Second Loan Agreement, as amended in August 2011, we borrowed $2.75 million under a growth facility during the year ended December 31, 2011. The borrowings under the growth facility in the amount of $1.0 million was available until October 2011, and the remaining $1.75 million was available through the maturity date in December 2014. The growth facility carries a fixed interest rate equal to 6.5% and requires payments of principal and interest in 36 equal monthly installments beginning the month following any borrowings. Borrowings under the growth facility were collateralized by all of the Company’s assets, excluding intellectual property. There are no prepayment penalties for the growth facility. We paid off the outstanding balance during the year ended December 31, 2013.

Outstanding borrowings under our debt agreements consist of the following (in thousands):

December 31, 2012
Second Loan Agreement—equipment facility	$132
Second Loan Agreement—growth capital facility	1,832
Second Loan Agreement—term loan	183
2,147
Less current portion	(1,231)
Total	$916

There were no outstanding balances under the term loan as of December 31, 2013.

Warrants

Under the terms of the First Loan Agreement during the years ended December 31, 2005, 2006, 2007 and 2008, we issued to the two lenders fully vested warrants to purchase an aggregate of 245,899 shares of Series A-2 convertible preferred stock and an aggregate of 118,942 shares of Series B convertible preferred stock. The Series A-2 warrants have an exercise price of $0.61 per share and a contractual term of 10 years. The Series B warrants have an exercise price of $1.32 per share and a contractual term of 10 years. The fair value of the warrants upon issuance, which was $4,000 in the aggregate, was recorded as debt issuance costs and a warrant liability. The shares underlying these warrants were converted from preferred stock to common stock upon the closing of our initial public offering in September 2013.

Under the terms of the Second Loan Agreement, we issued to the lender a fully vested warrant to purchase 100,000 shares of Series D convertible preferred stock during the year ended December 31, 2010. The Series D warrant has an exercise price of $0.39 per share and expires in June 2015. The fair value upon issuance in the amount of $12,000 was determined utilizing the Monte Carlo model with the following assumptions: contractual term of 10 years, expected volatility of 79%, risk-free rate of 2.2%, control premium of 30%, change of control probability of 50% and IPO threshold of $500 million. The fair value of the warrant upon issuance was recorded as debt issuance costs and a warrant liability. The shares underlying this warrant were converted from preferred stock to common stock upon the closing of our initial public offering in September 2013.

Under the terms of the Second Loan Agreement, we also issued to the lender a fully vested warrant to purchase 60,661 shares of Series E convertible preferred stock during the year ended December 31, 2011. The Series E warrant has an exercise price of $1.36 per share and expires in August 2016. The fair value upon issuance in the amount of $56,000 was determined utilizing the Monte Carlo model with the following assumptions: contractual term of 10 years, expected volatility of 79%, risk-free rate of 1.6%, control premium of 40%, change of control probability of 50% and IPO threshold of $500 million. The fair value of the warrant upon issuance was recorded as debt issuance costs and a warrant liability. The shares underlying this warrant were converted from preferred stock to common stock upon the closing of our initial public offering in September 2013.

7. Commitments and Contingencies

Leases

We lease our facilities under various non-cancelable operating leases, which expire through the year ending December 31, 2024. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense was $3.7 million , $796,000 and $324,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The aggregate future non-cancelable minimum rental payments on our operating leases, as of December 31, 2013, are as follows (in thousands):

Years Ending December 31,	Amount
2014	$8,283
2015	8,201
2016	6,009
2017	5,175
2018	3,009
2019 and thereafter	9,759
Total	$40,436

Contract Manufacturer Commitments

Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of December 31, 2013 and 2012, we had $16.7 million and $3.3 million, respectively, of non-cancellable open orders. As of December 31, 2013 and 2012, we have not accrued any significant cost associated with the excess of our forecasted demand including costs for excess components or for carrying costs incurred by our independent contract manufacturers.

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees while they are serving in good faith in such capacities. Through December 31, 2013, there have been no claims under any indemnification provisions.

8. Convertible Preferred Stock Warrants

In connection with the First Loan Agreement and Second Loan Agreement entered into or amended during the years ended December 31, 2005, 2006, 2007, 2008, 2011 and 2012 (Note 6), we issued warrants to purchase an aggregate of 525,502 shares of convertible preferred stock, all of which were exercisable upon issuance. As of December 31, 2012, all of the convertible preferred stock warrants remained outstanding as follows (in thousands, except share and per share amounts):

Class of Shares	Issuance Date(s)	Expiration Date(s)	No. of Shares	Exercise Price per Share	As of December 31,
					2012
Series A-2	2005 and 2006	2015 and 2016	245,899	$0.61	$1,632
Series B	2006 through 2008	2016 through 2018	118,942	$1.32	925
Series D	June 2010	June 2020	100,000	$0.39	634
Series E	August 2011	August 2021	60,661	$1.36	338
Total					$3,529

Prior to our IPO, the fair value of the warrants was recorded as a warrant liability. The warrant was recorded at its estimated fair value utilizing the Monte Carlo model with changes in the fair value of the warrant liability reflected in other expense, net. Upon the completion of our IPO, the shares underlying the warrants were converted from warrants to purchase preferred stock into warrants to purchase approximately 616,000 shares of common stock, and the related balance of the preferred stock warrant liability was reclassified to additional paid-in capital and there would be no expenses related to these warrants in future periods. In October 2013, warrants to purchase an aggregate of 304,043 shares of common stock were exercised on a cashless basis resulting in a net issuance of 299,160 shares of common stock. As of December 31, 2013, warrants to purchase 311,747 shares of common stock at a weighted average exercise price of $0.72 per share were outstanding.
     During the years ended December 31, 2013, 2012 and 2011, we recognized charges in the amount of $6.5 million, $2.5 million and $805,000 , respectively, from the remeasurement of the fair value of the warrants, which was recorded through other expense, net in the consolidated statements of operations.

The value of the underlying warrants were determined using the following assumptions as of December 31, 2012:

As of December 31,
2012
Remaining contractual term (in years)	2.6 – 8.7
Risk-free interest rate	0.3% –1.5%
Volatility	55% – 64%
Change of control probability	25% – 50%
Control premium	40%
IPO threshold (in billions)	$0.6 – $1.8

The above assumptions were determined as follows:
Remaining contractual term—The remaining contractual term represents the time from the date of the valuation to the expiration of the warrant;

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury yield in effect as of December 31, 2012 for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant;

Volatility—The volatility is derived from historical volatilities of several unrelated publicly listed peer companies over a period approximately equal to the term of the warrant because the Company has limited information on the volatility of the preferred stock since there is currently no trading history. When making the selections of industry peer companies to be used in the volatility calculation, the Company considered the size, operational and economic similarities to the Company’s principle business operations;

Change of control probability—The change of control probability is the Board of Directors’ estimate of the probability that the Company will be involved in a change of control transaction; and
Control premium—The control premium represents an additional amount above the value of an entity’s common stock that an investor would be willing to pay to obtain control over that entity.

9. Convertible Preferred Stock

Immediately prior to the closing of the Company's IPO, all of the outstanding shares of convertible preferred stock automatically converted to 74,221,553 shares of common stock. As of December 31, 2012, we had the following convertible preferred stock outstanding, all of which was converted to common stock in connection with our IPO (in thousands):

	December 31, 2012
	Shares Designated	Shares Issued and Outstanding	Liquidation Preference
Series A-1	1,000	1,000	$250
Series A-2	10,410	10,164	6,200
Series B	11,104	10,985	14,500
Series C	7,049	7,049	14,604
Series D	26,331	26,231	10,187
Series E	4,632	4,412	6,000
Series F	4,800	4,274	45,005
Total	65,326	64,115	$96,746

Significant terms of the convertible preferred stock were as follows:

Voting Rights

Prior to our IPO, the holders of the convertible preferred stock were entitled to one vote for each share of common stock into which their shares of convertible preferred stock would be converted and the holders of the convertible preferred stock and common stock would have voted together on an as-converted basis. For the election of the directors, and as long as 1,000,000 shares of convertible preferred stock were outstanding, the holders of the Series A-1, A-2, B, C, D and E convertible preferred stock were entitled to elect two directors. The holders of the common stock were entitled to elect two directors. A majority of the preferred stock (other than Series F convertible preferred stock) and common stock (each voting as a separate class) was required to elect any remaining directors. The holders of the Series F convertible preferred stock did not have voting rights with respect to the election of directors.

Dividends

The holders of the convertible preferred stock were entitled, when, as, and if declared by the Board of Directors, and prior and in preference to common stock, to non-cumulative dividends at the following per annum rates; $0.015 per share for Series A-1, $0.0366 per share for Series A-2, $0.0792 per share for Series B, $0.1243 per share for Series C, $0.0233014 per share for Series D, $0.0816 per share for Series E and $0.6318 per share for Series F. There were no cumulative preferred stock dividends in arrears as of December 31, 2013 and 2012. No dividends have been paid to date.

Liquidation

Prior to our IPO, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of our operations, all assets available for distribution would have been distributed to the holders of convertible preferred stock based on the original issue price of the related shares as follows: $0.25 per share for Series A-1, $0.61 per share for Series A-2, $1.32 per share for Series B, $2.0717 per share for Series C, $0.3883572 per share for Series D, $1.36 per share for Series E, and $10.5294 per share for Series F, plus in each case all declared and unpaid dividends. If the available funds were insufficient to permit full payment of each Series’ original issue price, the available funds would have been allocated based on the number of shares of convertible preferred stock outstanding on a pro-rata basis. Any remaining available funds after payment to the holders of the convertible preferred stock would have been distributed to holders of common stock on a pro-rata basis, except that if the holder of convertible preferred stock would receive more funds had they converted into common stock, then the holders of convertible preferred stock would have received the amount they would have received had they converted to common stock.

Conversion

Prior to our IPO, shares of convertible preferred stock were convertible, at any time and at the option of the holder, into shares of common stock. Shares of convertible preferred stock automatically convert into shares of common stock immediately prior to the closing of the IPO. As of December 31, 2012, the conversion ratio for all series of convertible preferred stock was as follows; 1:1 for Series A-1, 1:1.1730769 for Series A-2, 1:1.4012739 for Series B, 1:1.4915047 for Series C, 1:1 for Series D and 1:1 for Series E. As of December 31, 2013, the conversion ratio for the Series F convertible preferred stock was 1:1.

Redemption

The convertible preferred stock was not redeemable.

10. Common Shares Reserved for Issuance

We were authorized to issue 1,000,000,000 and 130,000,000 shares, respectively, of common stock with a par value of $0.0001 per share as of December 31, 2013 and 2012, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.

As of December 31, 2013 and 2012, we had reserved shares of common stock for issuance as follows (in thousands):

	As of December 31,	As of December 31,
	2013	2012
Reserved under stock award plans	40,226	21,443
Conversion of preferred stock	—	73,747
Warrants to purchase convertible preferred stock	—	616
Warrants to purchase common stock	312	—
ESPP	2,500	—
Total	43,038	95,806

11. Equity Award Plans

We have operated under three equity award plans, our 2004 Stock Option Plan (“2004 Plan”), our 2008 Stock Plan (“2008 Plan”), and our 2013 Equity Incentive Plan (“2013 Plan”) (collectively, the “Plans”), which were adopted by the Board of Directors and approved by the stockholders in August 2004, February 2008 and August 2013, respectively.

Our 2008 Plan and 2013 Plan provide for the issuance of restricted stock and the granting of options and restricted stock units to our employees, officers, directors, and consultants. Our 2004 Plan only allowed for the issuance of stock options. Awards granted under the Plans vest over the periods determined by the Board of Directors, generally four years, and expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of a non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant for so long as such stock remains unvested.

A total of 11,015,257 shares of our common stock is reserved for future grants as of December 31, 2013 under the 2013 Plan. As of January 1, 2014, an additional 6,887,875 shares of common stock became available for future grants under our 2013 Plan pursuant to provisions thereof that automatically increase the share reserve under such plan each year.

We terminated our 2004 Plan in 2008 and terminated our 2008 Plan upon the completion of our IPO. Awards that were outstanding upon termination remained outstanding pursuant to their original terms.

Mandiant Equity Awards Issued in Acquisition
In connection with the Mandiant acquisition, we assumed stock options and restricted stock awards covering an aggregate of 4.6 million shares of our common stock. At the date of the acquisition, 2.1 million of the stock options were vested and its fair value was recorded as part of the purchase consideration. The fair value related to the assumed 2.5 million unvested stock options are recognized as post-combination compensation costs and is being recorded as post-combination compensation expense ratably over the respective remaining service periods.
2013 Employee Stock Purchase Plan

In August 2013, our board of directors adopted, and our stockholders approved, our ESPP. The ESPP became effective upon adoption.

The ESPP allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading of each offering period or on the exercise date. Each offering period will be approximately twelve months starting on the first trading date on or after May 15 and November 15 of each year, except for the first offering period, which commenced on September 19, 2013 and will end on the first trading day on or after May 15, 2014. Participants may purchase shares of common stock through payroll deduction of up to 15% of their eligible compensation, subject to purchase limits of 3,000 shares for each normal purchase period or $25,000 worth of stock for each calendar year.

A total of 2,500,000 shares of our common stock is available for sales under the ESPP. In addition, our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning in 2014, equal to the lesser of: 1% of the outstanding shares of our common stock on the first day of such fiscal year; 3,700,000 shares; or such other amount as may be determined by our board of directors. As of January 1, 2014, an additional 1,377,575 shares of common stock became available for future issuance under our ESPP pursuant to provisions thereof that automatically increase the share reserve under such plan each year.

Stock-Based Compensation

We record stock-based compensation based on fair value of stock options on grant date using the Black-Scholes option-pricing model. The fair value of restricted stock units and restricted stock awards equals the market value of the underlying stock on the date of grant. The ESPP is compensatory and results in compensation expense. We determine the fair value of common shares to be issued under the ESPP using the Black-Scholes option-pricing model. We recognize such compensation expense on a straight-line basis over the employee’s requisite service period. We determined valuation assumptions as follows:

Fair Value of Common Stock

  Prior to our IPO, the fair value of the common stock underlying the stock option awards was determined by the our board of directors. Given the absence of a public trading market, our Board of Directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the rights and preferences of convertible preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions. After the completion of our IPO, we have been using the listed stock price on the date of grant as the fair value of our common stock.

  Risk-Free Interest Rate

We base the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term of the options for each option group.

Expected Term

The expected term represents the period that our stock-based awards are expected to be outstanding. We base the expected term assumption based on our historical behavior combined with estimates of post-vesting holding period.

Volatility

We determine the price volatility factor based on the historical volatilities of our peer group as we did not have sufficient trading history for our common stock.

Dividend Yield

The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our stock options:

Year Ended December 31,
	2013	2012	2011
Fair value of common stock	$6.05 - $42.37	$1.65 - $5.44	$0.57 - $1.65
Risk-free interest rate	0.6% - 2.1%	0.2% - 3.4%	1.0% - 2.8%
Expected term (in years)	4 - 6	1 - 6	5 - 7
Volatility	46% - 54%	49% - 53%	51% - 52%
Dividend yield	—%	—%	—%

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP:

	Year Ended December 31,
	2013	2012
Fair value of common stock	$20.00	NA
Risk-free interest rate	0.1%	NA
Expected term (in years)	0.7 - 1.2	NA
Volatility	42% - 45%	NA
Dividend yield	—%	NA

Total stock-based compensation expense related to stock options, restricted stock units and awards, and ESPP, is included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of product revenue	$469	$115	$31
Cost of subscription and services revenue	2,341	55	8
Research and development	6,958	1,465	148
Sales and marketing	10,748	1,672	360
General and administrative	8,342	3,536	168
Total	$28,858	$6,843	$715

As of December 31, 2013, total compensation cost related to stock-based awards not yet recognized was $198.2 million, net of estimated forfeitures, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 3 years.

During the year ended December 31, 2012, we modified the terms of certain stock-based awards for former employees and recorded $292,000 of additional compensation expense within general and administrative and sales and marketing expenses.

Stock Option Activity

A summary of the activity for our stock option changes and a summary of information related to options exercisable, vested, and expected to vest are presented below (in thousands, except per share and contractual life amounts and years):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance— December 31, 2010	5,271	7,605	$0.07		8.7	$12
Additional shares authorized	2,858
Restricted stock awards and units granted	—	—	—
Option granted	(8,089)	8,089	$0.72	$0.44
Options exercised	—	(816)	$0.22			$547
Options canceled	167	(167)	$0.37
Balance— December 31, 2011	207	14,711	$0.42		8.6	$11,227
Additional shares authorized	16,308
Restricted stock awards and units granted	(2,335)
Repurchases	24
Option granted	(11,341)	11,341	1.92	$1.35
Options exercised	—	(7,472)	1.27			$6,682
Options canceled	1,244	(1,244)	1.06
Balance— December 31, 2012	4,107	17,336	0.98		8.3	$77,250
Additional shares authorized	20,413
Restricted stock awards and units granted	(1,949)
Restricted stock awards and units forfeited	173
Option granted	(13,182)	13,182	$9.57	$5.71
Options exercised	—	(6,222)	$0.88			$41,599
Options cancelled	1,453	(1,453)	$3.60
Options assumed in acquisition	—	4,579	$5.93
Balance— December 31, 2013	11,015	27,422	$5.82		8.3	$1,036,224
Options vested and expected to vest—December 31, 2013		25,905	$5.64		8.2	$983,507
Options exercisable—December 31, 2013		8,673	$1.59		6.7	$364,420

Additional information regarding options outstanding as of December 31, 2013 is as follows (in thousands, except per share data and years):

			Options Outstanding			Options Exercisable
Exercise Price Range			Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.06	-	$0.06	22	2.7	$0.06	22	$0.06
$0.07	-	$0.07	3,045	6.2	$0.07	2,926	$0.07
$0.11	-	$0.95	3,021	5.9	$0.55	2,392	$0.54
$1.06	-	$1.65	3,695	7.9	$1.47	1,497	$1.45
$2.48	-	$4.68	1,946	8.5	$3.03	553	$3.06
$5.44	-	$5.44	3,664	8.9	$5.44	312	$5.44
$6.61	-	$7.92	2,100	8.2	$7.03	970	$6.91
$7.93	-	$7.93	3,633	9.3	$7.93	—	$7.93
$8.09	-	$10.25	3,746	9.5	$9.59	—	$—
$13.00	-	$13.00	1,756	9.6	$13.00	1	$13.00
$20.00	-	$20.00	367	9.7	$20.00	—	$—
$38.33	-	$38.86	328	9.9	$38.52	—	$—
$42.37	-	$42.37	99	9.8	$42.37	—	$—
$0.06	-	$42.37	27,422	8.3	$5.82	8,673	$1.59

Restricted Common Stock, Restricted Stock Award (“RSA”) and Restricted Stock Unit (“RSU”) Activity

A summary of information related to restricted stock awards, restricted stock units and restricted common stock are presented below (in thousands, except per share data and years):

	Number of Shares
	In the Plans	Outside of the Plans	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance —December 31, 2010	—	—
Granted outside of the Plans	—	1,220	$0.47
Vested	—	—
Canceled/forfeited	—	—
Unvested balance —December 31, 2011	—	1,220
Granted	2,335	—	$2.31
Granted outside of the Plans	—	352	$5.44
Vested	(440)	(458)
Canceled/forfeited	—	—
Unvested balance— December 31, 2012	1,895	1,114
Granted	1,949	—	$31.59
Vested	(1,509)	(606)
Canceled/forfeited	(262)	—
Granted in connection with acquisitions	—	1,021	$37.65
Unvested balance —December 31, 2013	2,073	1,529		1.7	$157,108
Expected to vest—December 31, 2013	1,844	1,361		1.7	139,773

During the year ended December 31, 2013, we granted restricted stock units and restricted stock awards covering an aggregate of 565,500 shares of common stock to certain employees which vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with the Company, and the completion of the Company’s initial public offering by December 31, 2014. 60,000 shares were subsequently forfeited to the Company. The grant date fair value of the restricted stock units was approximately $4.0 million, or $7.01 per share. In 2013, we recognized $1.1 million, a cumulative lump sum charge, equal to the compensation costs associated with requisite services that had been rendered as of December 31, 2013, as the performance condition was achieved. As of December 31, 2013, all restricted stock units were subject to forfeiture.
In December 2013, we granted 1,274,938 shares of restricted stock units to certain employees which vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with the Company. The grant date fair value of the restricted stock units was approximately $55.7 million, or $43.69 per share. As of December 31, 2013, we did not recognize any compensation expense, as we concluded that it is not probable that the performance conditions will be achieved.
We will reassess the probability of vesting at each reporting period and adjust our compensation cost based on the probability assessment.

Restricted Stock Outside of the Plans
In July and August 2011, we issued and sold an aggregate of 1,220,498 shares of restricted common stock to a then new key executive for an aggregate amount equal to approximately $696,000. The shares had a purchase price per share equal to $0.57, and vest over four years, with 25% of the shares vesting on the first anniversary of the applicable vesting commencement date and 1/48 of the shares vesting monthly thereafter, subject to the employee’s continued service relationship with the Company on each applicable vesting date. The shares are subject to the terms and conditions of our 2008 Plan (even though the shares were issued outside of the shares reserved for issuance under the 2008 Plan) and the applicable stock purchase agreement. As of December 31, 2013 and 2012, 457,687 and 762,812 shares were subject to a repurchase right held by us at the original issuance price. As such, $260,000 and $435,000 were recorded in proceeds from early exercises of stock awards on the consolidated balance sheets as of December 31, 2013 and 2012, respectively.

In December 2012, we issued 351,953 shares of restricted common stock at $5.44 per share to certain employees which vest upon achievement of certain performance conditions as well as maximum two-year service with us from the acquisition date. As of December 31, 2013, 175,977 shares are subject to forfeiture.
In September 2013, we issued 222,500 shares of restricted common stock at $16.00 per share to certain employees of which 50,000 shares are considered as purchase consideration, and the rest vest upon achievement of certain performance as well as maximum two-year and one month service with us from the acquisition date. As of December 31, 2013, 98,326 shares are subject to forfeiture.
In connection with our acquisition of Mandiant in December 2013, we issued to former holders of Mandiant restricted stock an aggregate of 797,698 shares of our restricted stock at a value of $43.69 per share. The restricted stock awards continue to have the same terms and conditions as set forth in the original restricted stock award agreements, and will vest over the weighted-average remaining vesting period of approximately two years. As of December 31, 2013, 797,698 shares were subject to forfeiture.

12. Income Taxes

Loss before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$(94,455)	$(37,316)	$(16,744)
Foreign	(85,477)	595	33
Total	$(179,932)	$(36,721)	$(16,711)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal:
Current	$—	$(1,181)	$—
Deferred	(56,212)	—	—
State:
Current	86	(62)	12
Deferred	(4,564)	—	—
Foreign:
Current	1,478	278	59
Deferred	(85)	—	—
Total	$(59,297)	$(965)	$71

Reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	35%	35%	35%
Effect of:
State taxes, net of federal tax benefit	2.5	2.7	4.4
Change in valuation allowance	13.4	(31.7)	(39.5)
Research and development tax credit	0.8	3.0	2.8
Convertible preferred stock warrants	(1.3)	(2.4)	(1.7)
Stock-based compensation	2.9	(3.2)	(0.8)
Foreign differential	(17.1)	—	—
Other, net	(3.2)	(0.8)	(0.6)
Total	33%	2.6%	(0.4)%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$46,903	$30,926
Accruals and reserves	6,471	2,682
Stock-based compensation	17,555	—
Fixed assets	752	—
Deferred revenue	10,546	4,358
Research and development credits	6,541	3,340
Other deferred tax assets	156	13
Gross deferred tax assets	88,924	41,319
Valuation allowance	(4,186)	(39,630)
Total deferred tax assets	84,738	1,689
Acquisition related intangibles	(114,187)	(1,275)
Fixed Assets	—	(21)
Other deferred tax liabilities	(1,114)	(393)
Deferred tax liabilities	(115,301)	(1,689)
Total	$(30,563)	$—

A valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized. As a result of our acquisitions in 2013, we released a portion of our existing valuation allowance as the deferred tax liabilities from the acquisitions will provide a source of income for us to realize a portion of our deferred tax assets, therefore, a valuation allowance is no longer needed on those deferred tax assets. The valuation allowance decreased by approximately $35.4 million during 2013.

As of December 31, 2013, we had federal and state net operating loss carry forwards of approximately $127.7 million and $136.7 million, respectively, available to reduce future taxable income, if any. If not utilized, the federal net operating loss carry forwards will expire from the years ending December 31, 2024 through 2033 while state net operating loss carry forwards will expire from the years ending December 31, 2014 through 2033.

We also have federal and state research and development tax credit carry forwards of approximately $4.2 million and $2.9 million, respectively. If not utilized, the federal credit carry forwards will expire in various amounts from the years ended December 31, 2025 through 2033. The state credit will carry forward indefinitely.

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets shown above does not include certain deferred tax assets as of December 31, 2013 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $3.5 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

As of December 31, 2013, we had $10.9 million of unrecognized tax benefits,of which $10.1 million would affect income tax expense if recognized, before consideration of our valuation allowance. As of December 31, 2013, our federal, state, and foreign returns for all years are still open to examination. We do not expect the unrecognized tax benefits to change significantly over the next 12 months. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. As of December 31, 2011, we have not accrued any penalties or made provisions for interest. As of December 31, 2012, we have accrued interest and penalties of $29,000. As of December 31, 2013, we have accrued interest and penalties of $71,000 and in total, recognized a liability for interest and penalties of $100,000. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.

A reconciliation of gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Unrecognized tax benefits at the beginning of the period	$1,172	$699	$501
Additions for tax positions related to the current year	8,789	474	198
Increases related to prior year tax positions	947	—	—
Decreases based on settlements with taxing authorities	(21)	—	—
Lapse of statute of limitations	—	(1)	—
Unrecognized tax benefits at the end of the period	$10,887	$1,172	$699

As of December 31, 2013, we have not made any tax provision for U.S. federal and state income taxes on approximately $3.6 million of undistributed earnings in foreign subsidiaries, which we expect to reinvest outside of the U.S. indefinitely. If we were to repatriate these earnings to the U.S., we would be subject to U.S. income taxes and subject to an adjustment for foreign tax credits and foreign withholding taxes. Determination of the amount of unrecognized deferred tax liability is not practicable.

The benefit for income taxes for the year ended December 31, 2013 reflects an effective tax rate of 33.0%. The benefit is primarily due to a reduction of the U.S. valuation allowance resulting from recording a deferred tax liability on the acquisition-related intangibles for which no benefit will be derived, partially offset by foreign and state income tax expense. The benefit for income taxes for the year ended December 31, 2012 reflects an effective rate of 2.6%. The benefit is primarily due to a reduction of the U.S. valuation allowance resulting from recording a deferred tax liability on the acquisition-related intangibles for which no benefit will be derived partially offset by foreign and state income tax expense. The provision for income taxes for the year ended December 31, 2011 differed from the U.S. federal statutory rate primarily as the result of the valuation allowances on U.S. deferred tax assets and state minimum taxes.

13. Net Loss per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net income per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the years ended December 31, 2013, 2012 and 2011, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net loss	$(120,635)	$(35,756)	$(16,782)
Denominator:
Weighted average number of shares outstanding—basic and diluted	45,271	10,917	8,447
Net loss per share—basic and diluted	$(2.66)	$(3.28)	$(1.99)

The following outstanding options, unvested shares and units, ESPP shares, warrants, and convertible preferred stock were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of December 31,
	2013	2012	2011
Options to purchase common stock	27,422	17,336	14,711
Unvested early exercised common shares	4,877	7,832	2,556
Unvested restricted stock awards and units	3,602	—	—
Convertible preferred stock	—	73,747	69,473
Warrants to purchase convertible preferred stock	—	616	616
Warrants to purchase common stock	312	—	—
ESPP shares	249	—	—

14. Employee Benefit Plan

We have established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. We are responsible for administrative costs of the 401(k) Plan and have made no contributions to the 401(k) Plan since inception.

15. Related Party Transactions

Employee Notes Receivable

Our former Chief Executive Officer and now Chief Technology Officer and Chief Strategy Officer and the current Chief Executive Officer have exercised stock options early in exchange for full-recourse promissory notes bearing annual interest of 1.07% to 2.72% payable to us. These notes were secured by the underlying shares purchased and such unvested shares can be repurchased by us upon employee termination at the original issuance price. The promissory notes and accrued interest become due and payable in full beginning January 29, 2015 and ending June 18, 2017, but may become due earlier if we become subject to the requirements of Section 13 of the Securities Exchange Act of 1934, have a change in control or the Chief Executive Officer terminates services.

Employee notes receivable as of December 31, 2012 was $7.3 million, all of which was repaid in March and April 2013.

In March 2013, the Company's Chief Technology Officer repaid in full his outstanding promissory notes with us in the aggregate amount of $3.7 million, which covered all outstanding principal and accrued interest. Approximately $1.9 million is recorded as an early exercise liability, as such shares can be repurchased by us upon employee termination at the original issuance price.

In April 2013, our Chief Executive Officer repaid in full his outstanding promissory note with us in the amount of $3.6 million, which covered all outstanding principal and accrued interest.

Investor Customers

As of December 31, 2012, we had two customers that were also investors, owning 532,064 and 1,938,027 shares of Series C, D, E and F convertible preferred stock. As of December 31, 2013, the same two investor customers owned 556,727 and 2,415,256 shares of our common stock at December 31, 2013. Sales to these two customers accounted for $269,000, $437,000 and $370,000 of revenue during the years ended December 31, 2013, 2012 and 2011, respectively.

We have not reduced revenue related to the issuance of convertible preferred stock to related parties as we believe the issuance of the convertible preferred stock does not constitute a sales incentive. The price paid for the convertible preferred stock was representative of fair value, as evidenced by the simultaneous purchase of convertible preferred stock by other, unrelated investors.

Acquisition of Mandiant

Our Chief Executive Officer (“CEO”) and Chairman of our board of directors, served as the Chairman of the board of directors of Mandiant from April 2011 to October 2013, and served as an advisor to Mandiant from October 2013 until the closing of the merger in December 2013. In addition, as of immediately prior to the completion of the merger, the CEO held 740,166 shares of Mandiant common stock, of which 328,960 shares were unvested shares subject to forfeiture in the event of his termination as a service provider to Mandiant. Pursuant to the terms of the equity agreements governing the CEO’s shares of Mandiant common stock, all of the CEO’s unvested Mandiant shares immediately vested in connection with the merger. Upon the closing of the merger, after giving effect to the vesting acceleration described in the preceding sentence, the CEO received aggregate merger consideration of approximately $28.6 million, consisting of approximately $3.9 million in cash and 601,439 shares of our common stock, of which 87,335 shares were deposited into a third-party escrow account as partial security for the indemnity obligations of Mandiant and its former stockholders.

16. Segment Information

We conduct business globally and are primarily managed on a geographic theater basis. Our chief operating decision maker reviews financial information presented on a consolidated basis accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity, and there are no segment managers who are held accountable for operations, operating results, and plans for levels, components, or types of products or services below the consolidated unit level. Accordingly, we are considered to be in a single reportable segment and operating unit structure.

Revenue by geographic region based on the billing address is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue:
United States	$116,730	$66,556	$30,050
EMEA	22,845	6,628	1,129
APAC	16,004	6,488	1,142
Other	5,973	3,644	1,337
Total revenue	$161,552	$83,316	$33,658

Substantially all of our assets were attributable to operations in the United States as of December 31, 2013, 2012 and 2011.

 17. Subsequent Event

In January 2014 the Company's Board of Directors approved the filing of a follow-on offering for the sale of up to 16,100,000 shares of common stock to the public including up to 2,100,000 additional shares the underwriters have the option to purchase to cover over-allotments.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Limitations on Effectiveness of Controls

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting
This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of ours, with regard to their FireEye-related activities. Our code of business conduct and ethics is available on our website at www.fireeye.com. We will post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the NASDAQ Stock Market.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

1. Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.
2. Exhibits:

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2014.

FIREEYE, INC.

By:	/s/ DAVID G. DEWALT
David G. DeWalt
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David G. DeWalt, Michael J. Sheridan and Alexa King, and each of them, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID G. DEWALT David G. DeWalt	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 3, 2014

/S/ MICHAEL J. SHERIDAN Michael J. Sheridan	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014

/S/ ASHAR AZIZ Ashar Aziz	Founder, Chief Technology Officer, Chief Strategy Officer, and Vice Chairman of the Board	March 3, 2014

/S/ RONALD E. F. CODD Ronald E. F. Codd	Director	March 3, 2014

/S/ WILLIAM M. COUGHRAN JR. William M. Coughran Jr.	Director	March 3, 2014

/S/ GAURAV GARG Gaurav Garg	Director	March 3, 2014

/S/ PROMOD HAQUE Promod Haque	Director	March 3, 2014

/S/ ROBERT F. LENTZ Robert F. Lentz	Director	March 3, 2014

/S/ ENRIQUE SALEM Enrique Salem	Director	March 3, 2014

EXHIBT INDEX
		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Reorganization, dated as of December 30, 2013, by and among the Registrant, Mercury Merger Corporation, Mercury Merger LLC, Mandiant Corporation and Shareholder Representative Services LLC.	8-K	001-36067	2.1	January 2, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36067	3.1	September 25, 2013

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-190338	3.4	August 21, 2013

4.1	Form of the Registrant's common stock certificate.	S-1/A	333-190338	4.1	September 9, 2013

10.1†	Form of Indemnification Agreement between the Registrant and certain of its officers and directors.	S-1	333-190338	10.1	August 2, 2013

10.2†	Employee Incentive Plan.	S-1	333-190338	10.17	August 2, 2013

10.3†	Change of Control Severance Policy for Officers.	S-1/A	333-190338	10.27	August 21, 2013

10.4†	2004 Stock Option Plan, as amended, including form agreements under 2004 Stock Option Plan.	S-1	333-190338	10.5	August 2, 2013

10.5†	2008 Stock Plan, as amended, including form agreements under 2008 Stock Plan.	S-1/A	333-190338	10.6	September 9, 2013

10.6†	2013 Equity Incentive Plan, including form agreements under 2013 Equity Incentive Plan.	S-1/A	333-193717	10.6	March 3, 2014

10.7†	2013 Employee Stock Purchase Plan.	S-1/A	333-190338	10.8	September 9, 2013

10.8†	Mandiant Corporation 2011 Equity Incentive Plan, as amended, including form agreements under Mandiant Corporation 2011 Equity Incentive Plan.	S-1	333-193717	10.8	February 3, 2014

10.9†	Offer Letter between the Registrant and David DeWalt, dated November 19, 2012, as amended and currently in effect.	S-1/A	333-190338	10.9	August 21, 2013

10.10†	Offer Letter between the Registrant and Ashar Aziz, dated November 26, 2012.	S-1	333-190338	10.10	August 2, 2013

10.11†	Offer Letter between the Registrant and Enrique Salem, dated February 2, 2013.	S-1	333-190338	10.11	August 2, 2013

10.12†	Offer Letter between the Registrant and Ronald E. F. Codd, dated July 28, 2012.	S-1	333-190338	10.12	August 2, 2013

10.13†	Offer Letter between the Registrant and Michael J. Sheridan, dated August 1, 2013.	S-1/A	333-190338	10.13	August 21, 2013

10.14†	Offer Letter between the Registrant and Bahman Mahbod, dated August 1, 2013.	S-1/A	333-190338	10.14	August 21, 2013

10.15†	Offer Letter between the Registrant and Jeffrey C. Williams, dated August 1, 2013.	S-1/A	333-190338	10.15	August 21, 2013

10.16†	Offer Letter between the Registrant and Alexa King, dated August 1, 2013.	S-1/A	333-190338	10.16	August 21, 2013

10.17†	Offer Letter, between the Registrant and Kevin Mandia, dated December 24, 2013.	8-K	001-36067	10.1	January 2, 2014

10.18†	Consideration Holdback Agreement, dated as of December 30, 2013, by and between Kevin Mandia and the Registrant.	8-K	001-36067	10.2	January 2, 2014

10.19†	Key Employee Non-Competition Agreement, dated as of December 30, 2013, by and between Kevin Mandia and the Registrant.	8-K	001-36067	10.3	January 2, 2014

10.20	Lease, dated as of January 15, 2008, by and between the Registrant and Silicon Valley CA-I, LLC, as amended and currently in effect.	S-1/A	333-190338	10.3	August 21, 2013

10.21	Lease, dated as of March 11, 2010, by and between the Registrant and Silicon Valley CA-I, LLC, as amended, assigned and currently in effect.	S-1	333-190338	10.4	August 2, 2013

10.22	Amended and Restated Loan and Security Agreement, dated as of August 26, 2011, between the Registrant and Silicon Valley Bank, as amended and currently in effect.	S-1	333-193717	10.22	February 3, 2014

10.23††	Flextronics Design and Manufacturing Services Agreement, dated as of September 28, 2012, by and between the Registrant and Flextronics Telecom Systems, Ltd.	S-1/A	333-190338	10.19	September 9, 2013

10.24	Amended and Restated Investors’ Rights Agreement, dated as of December 30, 2013, by and among the Registrant and the parties listed therein.	S-1	333-193717	10.24	February 3, 2014

10.25	Warrant to purchase shares of Series A-2 Preferred Stock issued to Silicon Valley Bank and assigned to SVB Financial Group, dated August 15, 2005.	S-1	333-190338	10.21	August 2, 2013

10.26	Warrant to purchase shares of Series B Preferred Stock issued to Silicon Valley Bank and assigned to SVB Financial Group, dated September 5, 2006.	S-1	333-190338	10.23	August 2, 2013

10.27	Warrant to purchase shares of Series D Preferred Stock issued to Silicon Valley Bank and assigned to SVB Financial Group, dated June 7, 2010.	S-1	333-190338	10.25	August 2, 2013

10.28	Warrant to purchase shares of Series E Preferred Stock issued to Silicon Valley Bank and assigned to SVB Financial Group, dated August 26, 2011.	S-1	333-190338	10.26	August 2, 2013

21.1	List of subsidiaries of the Registrant.	S-1	333-193717	21.1	February 3, 2014

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Filed herewith.
**    Furnished herewith.
+     The schedules and other attachments to this exhibit have been omitted. The Registrant agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.
†     Indicates a management contract or compensatory plan or arrangement.
††    Portions of this exhibit have been granted confidential treatment by the Securities and Exchange
Commission.
++    In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or
12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the
Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.