Form 10-Q
period 2014-03-31
FireEye, Inc.
filed 2014-05-14
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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

The number of shares of the registrant's common stock outstanding as of April 30, 2014 was 145,089,886.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$441,270	$173,918
Short-term investments	143,213	—
Accounts receivable	80,514	95,772
Inventories	4,258	5,663
Deferred costs of revenue, current portion	1,888	2,030
Deferred tax assets, current portion	16,056	14,584
Prepaid expenses and other current assets	26,257	23,200
Total current assets	713,456	315,167
Deferred costs of revenue, non-current portion	1,867	1,071
Property and equipment, net	69,257	64,765
Goodwill	708,594	706,327
Intangible assets	271,279	281,377
Deposits and other long-term assets	8,268	7,606
TOTAL ASSETS	$1,772,721	$1,376,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,916	$34,128
Accrued liabilities	15,336	9,489
Accrued compensation	47,328	41,625
Proceeds from early exercise of stock awards	5,851	8,188
Deferred revenue, current portion	121,420	110,535
Total current liabilities	214,851	203,965
Deferred revenue, non-current portion	91,302	76,979
Deferred tax liabilities, non-current portion	39,155	45,147
Other long-term liabilities	3,623	2,120
Total liabilities	348,931	328,211
Commitments and contingencies (NOTE 8)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 144,769 shares and 137,758 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	14	14
Additional paid-in capital	1,748,627	1,271,590
Accumulated other comprehensive loss	(138)	—
Accumulated deficit	(324,713)	(223,502)
Total stockholders’ equity	1,423,790	1,048,102
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,772,721	$1,376,313
See accompanying notes to the condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Product	$24,252	$14,988
Subscription and services	49,728	13,428
Total revenue	73,980	28,416
Cost of revenue:
Product	10,326	4,962
Subscription and services	24,967	1,920
Total cost of revenue	35,293	6,882
Total gross profit	38,687	21,534
Operating expenses:
Research and development	41,970	10,062
Sales and marketing	76,854	28,569
General and administrative	27,100	7,311
Total operating expenses	145,924	45,942
Operating loss	(107,237)	(24,408)
Interest income	45	4
Interest expense	(7)	(144)
Other expense, net	(54)	(2,200)
Loss before income taxes	(107,253)	(26,748)
Provision for (benefit from) income taxes	(6,042)	213
Net loss attributable to common stockholders	$(101,211)	$(26,961)
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(1.78)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	133,976	15,180
See accompanying notes to the condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(101,211)	$(26,961)
Other comprehensive loss, net of tax:
Change in net unrealized loss on available-for-sale investments	(138)	—
Comprehensive loss	$(101,349)	$(26,961)

See accompanying notes to the condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(101,211)	$(26,961)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,706	3,234
Stock-based compensation expense	25,194	3,252
Deferred income taxes	(7,518)	—
Change in fair value of preferred stock warrant liability	—	2,167
Other	89	25
Changes in operating assets and liabilities:
Accounts receivable	15,221	4,703
Inventories	1,405	326
Prepaid expenses and other assets	(2,093)	(276)
Deferred costs of revenue	(416)	(221)
Accounts payable	(12,396)	(655)
Accrued liabilities	6,016	1,328
Accrued compensation	5,703	4,093
Deferred revenue	25,207	14,389
Other long-term liabilities	1,505	53
Net cash provided by (used in) operating activities	(22,588)	5,457
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(14,187)	(6,172)
Purchases of marketable securities	(143,522)	—
Lease deposits	(360)	(586)
Net cash used in investing activities	(158,069)	(6,758)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from follow-on public offering	445,934	—
Net proceeds from issuance of convertible preferred stock	—	9,988
Repayment of term loan	—	(2,147)
Proceeds from exercise of equity awards	2,075	3,440
Repayment of notes receivable from stockholders	—	3,734
Net cash provided by financing activities	448,009	15,015
Net change in cash and cash equivalents	267,352	13,714
Cash and cash equivalents, beginning of year	173,918	60,200
Cash and cash equivalents, end of year	$441,270	$73,914
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$156
Cash paid for income taxes	$781	$84
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid follow-on public offering costs	$1,639	$—
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$7,980	$5,827

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

FireEye, Inc. and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) is a leader in stopping advanced cyber attacks that use advanced malware, zero-day exploits, and APT (“Advanced Persistent Threat”) tactics. Our solutions supplement traditional and next-generation firewalls, Intrusion Prevention Systems ("IPS”), anti-virus, and gateways, which cannot stop advanced threats, leaving security holes in networks. We offer a solution that detects and blocks attacks across both Web and email threat vectors as well as latent malware resident on file shares. Our solutions address all stages of an attack lifecycle with a signature-less engine utilizing stateful attack analysis to detect zero-day threats.

In March 2014, we completed our follow-on public offering in which we issued and sold 5,582,215 shares of common stock at a price of $82.00 per share. We received aggregate proceeds of $446.5 million from the sale of shares of common stock, net of underwriters’ discounts and commissions of $11.2 million, but before deducting paid and unpaid offering expenses of approximately $2.2 million. Another 8,417,785 shares were sold by certain selling stockholders, which included 796,846 shares sold pursuant to the exercise of the vested outstanding options by our employees. We did not receive any of the proceeds from the sales of shares by the selling stockholders.
We sell the majority of our products, subscriptions and services to end-customers through distributors, resellers, and strategic partners, with a lesser percentage of sales directly to end-customers.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of FireEye, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and following the requirements of the Securities and Exchange Commission ("SEC"), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year. The balance sheet as of December 31, 2013 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for annual consolidated financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K, which was filed with the SEC on March 3, 2014.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates include, but are not limited to, the best estimate of selling price for our products and services, commissions expense, future taxable income, contract manufacturer liabilities, litigation and settlement costs and other loss contingencies, fair value of our common and preferred stock, stock options and preferred stock warrant liability, and the purchase price allocation of acquired businesses. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from current or revised future estimates.

 Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three months ended March 31, 2014, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the inclusion of a new policy related to short-term investments and an update to the revenue recognition policy.
Short-term Investments

We classify our investments in debt and equity securities as available-for-sale, and record these investments at fair value. Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term or long-term based on the nature of the investments, their maturities, and their availability for use in current operations. Unrealized gains and losses are reported as a component of other comprehensive income. Realized gains and losses are determined based on the specific identification method, and are reflected in earnings. We regularly review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to: the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value. For our debt instruments, we also evaluate whether we have the intent to sell the security or it is more likely than not that we will be required to sell the security before recovery of its cost basis.
Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, and whether we have plans to sell the security, or it is more likely than not that we will be required to sell the security, before recovery. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established.

Revenue Recognition

We generate revenue from the sales of products, subscriptions and support and maintenance, and professional services through our indirect relationships with our partners as well as end customers through our direct sales force. Our products include operating system software that is integrated into the appliance hardware and is deemed essential to its functionality. As a result, we account for revenue in accordance with Accounting Standards Codification 605, Revenue Recognition, and all related interpretations as all our security appliance deliverables include proprietary operating system software, which together deliver the essential functionality of our products. Our professional service consists primarily of time and materials based contracts, and the revenue is recognized as costs are incurred at amounts represented by the agreed-upon billing amounts. Revenue from fixed-price professional services engagements are recognized under the proportional performance method of accounting.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard requires us to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. The guidance first became effective for us beginning in 2014. We believe the adoption of this guidance will not have a material impact on our condensed consolidated financial statements.

2. Fair Value Measurements

Fair Value Measurements

The accounting guidance for fair value measurements provides a framework for measuring fair value on either a recurring or nonrecurring basis, whereby the inputs used in our valuation techniques are assigned a hierarchical level. The following are the three levels of inputs to measure fair value:
•Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Inputs that reflect quoted prices for identical assets or liabilities in less active markets; quoted prices for similar assets or liabilities in active markets; benchmark yields, reported trades, broker/dealer quotes, inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3: Unobservable inputs that reflect our own assumptions incorporated in valuation techniques used to measure fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

We consider an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and consider an inactive market to be one in which there are infrequent or few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate, our own or the counterparty’s non-performance risk is considered in measuring the fair values of assets.

  The following table presents the fair value of our financial assets using the above input categories (in thousands):

	As of March 31, 2014				As of December 31, 2013
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$334,577	$—	$—	$334,577	$132,518	$—	$—	$132,518
Certificates of deposit	—	719	—	719	—	—	—	—
Commercial paper	—	6,000	—	6,000	—	—	—	—
U.S. Government agencies	—	18,278	—	18,278	—	—	—	—

Total cash equivalents	$334,577	$24,997	$—	$359,574	$132,518	$—	$—	$132,518
Short-term investments:
Certificates of deposit	—	3,594	—	3,594	—	—	—	—
Commercial paper	—	4,746	—	4,746	—	—	—	—
Corporate notes and bonds	—	65,580	—	65,580	—	—	—	—
U.S. Government agencies	—	69,293	—	69,293	—	—	—	—
Total short-term investments	$—	$143,213	$—	$143,213	$—	$—	$—	$—
Total assets measured at fair value	$334,577	$168,210	$—	$502,787	$132,518	$—	$—	$132,518

3. Short-Term Investments
    Our investments consisted of the following as of March 31, 2014 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-term investment
Certificates of deposit	$4,320	—	$(7)	$4,313	$719	$3,594
Commercial paper	10,745	1	—	10,746	6,000	4,746
Corporate notes and bonds	65,696	1	(117)	65,580	—	65,580
U.S. Treasuries & U.S. Government Agencies	87,587	1	(17)	87,571	18,278	69,293
Total	$168,348	$3	$(141)	$168,210	$24,997	$143,213
The following table presents our investments that had gross unrealized losses, the duration of which was less than twelve months, as of March 31, 2014 (in thousands):

	Total
	Estimated Fair Value	Unrealized Loss
Certificates of deposit	$4,313	$(7)
Corporate notes and bonds	63,991	(117)
U.S. Treasuries & U.S. Government Agencies	55,571	(17)
Total	$123,875	$(141)
There were no investments with unrealized losses for twelve months or greater as of March 31, 2014.
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of March 31, 2014.

The following table summarizes the contractual maturities of our investments at March 31, 2014 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$113,472	$113,444
Due within one to two years	54,876	54,766
Total	$168,348	$168,210
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.

4. Property and Equipment

Property and equipment, net consisted of the following as of the dates below (in thousands):

	As of March 31,	As of December 31,
	2014	2013
Computer equipment, and software	$59,376	$57,403
Leasehold improvements	22,219	15,660
Furniture and fixtures	8,749	6,035
Machinery and equipment	447	756
Total property and equipment	90,791	79,854
Less: accumulated depreciation	(21,534)	(15,089)
Total property and equipment, net	$69,257	$64,765

Depreciation and amortization expense related to property and equipment and demonstration units during the three months ended March 31, 2014 and 2013 was $9.7 million and $3.0 million, respectively.

5. Business Combinations

     On December 30, 2013, we acquired privately held Mandiant Corporation (“Mandiant”), a leading provider of advanced end point security products and security incident response management solutions.

The purchase price allocation for the acquisition of Mandiant will be finalized in calendar year 2014. The following is the total preliminary purchase price allocation of the estimated purchase consideration based on the available information as of March 31, 2014 (in thousands):

Amount
Net tangible assets	$9,797
Intangible assets	276,200
Deferred tax liability	(90,105)
Goodwill	704,898
Total preliminary purchase price allocation	$900,790

The preliminary estimated useful life and fair values of the identifiable intangible assets as of March 31, 2014 are as follows (in thousands):

	Preliminary Estimated Useful Life (in years)	Amount
Developed technology	4 - 6	$54,600
In-process research and development	N/A	1,400
Content	10	128,600
Customer relationships	8	65,400
Contract backlog	1 - 3	13,800
Trade names	4	12,400
Total		$276,200

Goodwill and Purchased Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2014 are as follows (in thousands):

Balance as of December 31, 2013	$706,327
Adjustments	2,267
Balance as of March 31, 2014	$708,594

Purchased intangible assets consisted of the following as of the dates below (in thousands):

	As of March 31, 2014	As of December 31, 2013
Developed technology	$60,093	$60,093
Content	128,600	128,500
Customer relationships	67,300	67,900
Contract backlog	13,800	12,600
Trade names	12,400	12,400
Total intangible assets subject to amortization	282,193	281,493
Less: accumulated amortization	(12,314)	(1,516)
Net intangible assets subject to amortization	269,879	279,977
In-process research and development	1,400	1,400
Total net intangible assets	$271,279	$281,377

Amortization expense of intangible assets for the three months ended March 31, 2014 and 2013 was $10.8 million and $0.3 million, respectively.

The expected annual amortization expense of intangible assets as of March 31, 2014 is presented below (in thousands):

Years Ending December 31,	Intangible Assets
2014 (remaining nine months)	$32,392
2015	42,391
2016	41,773
2017	35,830
2018	24,885
2019 and thereafter	92,608
Total intangible assets subject to amortization	269,879
Total intangible assets with indefinite lives	1,400
Total	$271,279

Out of Period Adjustments

During the three months ended March 31, 2014, we made adjustments to correct errors related to the purchase of Mandiant, which resulted in an increase in additional paid-in capital of $3.1 million, an increase in intangible assets of approximately $0.7 million, a decrease in current liabilities of $0.2 million and an increase in goodwill of approximately $2.2 million. Because these errors, both individually and in the aggregate, were not material to any of the prior years’ financial statements and the impact of correcting these errors in the current period is not material to the March 31, 2014 condensed Consolidated Financial Statements, we recorded the correction of these errors in the March 31, 2014 condensed Consolidated Financial Statements.

6. Deferred Revenue

Deferred revenue consisted of the following as of the dates below (in thousands):

	As of March 31, 2014	As of December 31, 2013
Product, current	$14,179	$13,823
Subscription and services, current	107,241	96,712
Total deferred revenue, current	121,420	110,535

Product, non-current	8,179	6,711
Subscription and services, non-current	83,123	70,268
Total deferred revenue, non-current	91,302	76,979
Total deferred revenue	$212,722	$187,514

7. Credit Facility

We are able to borrow up to $25.0 million under a revolving line of credit facility. There were no amounts borrowed during the three months ended March 31, 2014. The maturity date for the revolving line of credit facility is December 31, 2014. Borrowings under the line of credit are collateralized by all of our assets, excluding intellectual property. The availability of borrowings under the line of credit is subject to certain borrowing base limitations around our outstanding accounts receivable. As of March 31, 2014 and December 31, 2013, there were no amounts outstanding under the revolving line of credit.

8. Commitments and Contingencies

Leases

We lease our facilities under various non-cancelable operating leases, which expire through the year ending May 2025. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense was $2.6 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

The aggregate future non-cancelable minimum rental payments on our operating leases as of March 31, 2014 is presented below (in thousands):

Years Ending December 31,	Amount
2014 (remaining nine months)	$5,829
2015	8,548
2016	6,794
2017	5,769
2018	2,556
2019 and thereafter	9,320
Total	$38,816

Contract Manufacturer Commitments

Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of March 31, 2014 and December 31, 2013, we had non-cancellable open orders of $16.3 million and $16.7 million, respectively. We are required to record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. To date we have not been required to accrue costs for such noncancelable commitments.

Purchase Obligations

As of March 31, 2014, we had approximately $5.5 million of non-cancellable firm purchase commitments primarily for purchases of software and services.

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees while they are serving in good faith in such capacities. Through March 31, 2014, there have been no claims under any indemnification provisions.

9. Common Shares Reserved for Issuance

Under our amended and restated certificate of incorporation, we were authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of March 31, 2014 and December 31, 2013. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding. There were no shares of convertible preferred stock outstanding as of March 31, 2014 or December 31, 2013.

As of March 31, 2014 and December 31, 2013, we had reserved shares of common stock for issuance as follows (in thousands):

	As of March 31,	As of December 31,
	2014	2013
Reserved under stock award plans	45,710	40,226
Warrants to purchase common stock	—	312
ESPP	3,878	2,500
Total	49,588	43,038

10. Equity Award Plans

We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors, and consultants. Awards granted under the 2013 Plan vest over the periods determined by the Board of Directors or compensation committee of the Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. A total of 16.5 million shares of our common stock was reserved for future grants as of March 31, 2014 under the 2013 Plan.

Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning in 2014. As of March 31, 2014, an aggregate of 3,877,575 shares of common stock were available for future issuance under our ESPP, including 1,377,575 shares of common stock that became available under the ESPP on January 1, 2014 pursuant to the provisions of the ESPP that automatically increase the share reserve under such plan each year.

From time to time, we also grant restricted common stock or restricted stock awards outside of our equity incentive plans to certain employees in connection with acquisitions.

Stock Option Activity

A summary of the activity for our stock option changes during the reporting periods and a summary of information related to options exercisable, vested, and expected to vest are presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance— December 31, 2013	27,422	$5.82		8.30	$1,036,224
Granted	652	74.08	$74.08
Exercised	(1,092)	1.97			85,000
Cancelled	(357)	8.42
Balance— March 31, 2014	26,625	$7.62		8.08	$1,444,651
Options vested and expected to vest—March 31, 2014	25,737	$7.45		8.05	$1,400,536
Options exercisable—March 31, 2014	9,606	$2.26		6.76	$569,763

Restricted Stock Award ("RSA") and Restricted Stock Unit ("RSU") Activity

A summary of restricted stock awards and restricted stock units are presented below (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance— December 31, 2013	3,602		1.70	$157,108
Granted	1,097	$76.28
Vested	(350)
Cancelled/forfeited	(1)
Unvested balance —March 31, 2014	4,348		2	267,755
Expected to vest—March 31, 2014	4,059		2	$249,915

     Stock-Based Compensation

We record stock-based compensation based on fair value of stock options on grant date using the Black-Scholes option-pricing model. We determine the fair value of common shares to be issued under the ESPP using the Black-Scholes option-pricing model. The fair value of restricted stock units and restricted stock awards equals the market value of the underlying stock on the date of grant. We granted performance based restricted stock units and restricted stock awards to certain employees which vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with us. We assess the probability of vesting at each reporting period and adjust our compensation cost based on the probability assessment. We recognize such compensation expense on a straight-line basis over the service provider’s requisite service period.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our stock options:

	Three Months Ended March 31,
	2014	2013
Fair value of common stock	$73.57 - $75.87	$6.05 - $6.46
Risk-free interest rate	1.9% - 2.0%	$0.7% to 1.1%
Expected term (in years)	6	5 to 6
Volatility	52% - 53%	51% - 54%
Dividend yield	—%	—%

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP:

	Three Months Ended March 31,
	2014	2013
Fair value of common stock	$20.00	N/A
Risk-free interest rate	0.1%	N/A
Expected term (in years)	0.7 - 1.2	N/A
Volatility	42% - 45%	N/A
Dividend yield	—%	N/A

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of product revenue	$145	$63
Cost of subscription and services revenue	3,420	167
Research and development	4,603	957
Sales and marketing	8,688	840
General and administrative	8,338	1,225
Total	$25,194	$3,252
As of March 31, 2014, total compensation cost related to stock-based awards not yet recognized was $247.5 million, net of estimated forfeitures, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 3 years.

11. Income Taxes

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

Our benefit (expense) for income taxes for the three month periods ended March 31, 2014 and 2013 reflects an effective tax rate of 5.63% and (0.80)%, respectively. The tax benefit for the three months ended March 31, 2014 is primarily due to a decrease in the U.S. deferred tax liabilities previously established in purchase accounting due to amortization of the related intangibles and an increase in U.S. deferred tax assets primarily related to current year operating losses and stock based compensation, partially offset by foreign and state income tax expense. The tax expense for the three months ended March 31, 2013 is primarily due to foreign and state income tax expense.

12. Net Loss per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and warrants. Diluted net income per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the three months ended March 31, 2014 and 2013, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$(101,211)	$(26,961)
Denominator:
Weighted average number of shares outstanding—basic and diluted	133,976	15,180
Net loss per share—basic and diluted	$(0.76)	$(1.78)

The following outstanding options, unvested shares, warrants, and convertible preferred stock were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of March 31,
	2014	2013
Options to purchase common stock	26,625	18,494
Unvested early exercised common shares	3,793	5,890
Unvested restricted stock awards and units	4,348	2,588
Convertible preferred stock	—	74,221
Warrants to purchase convertible preferred stock	—	616
ESPP shares	498	—

13. Employee Benefit Plan

401(k) Plan

We have established a 401(k) tax-deferred savings plan (the “401(k) Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. We maintain the 401(k) Plan that provides our eligible employees other than Mandiant employees with an opportunity to save for retirement on a tax-advantaged basis. In addition, we maintain a tax qualified plan for employees of the Mandiant subsidiary that was assumed in the Mandiant acquisition. All participants’ interests in their deferrals are 100% vested when contributed under both 401(k) plans. We have made no matching contributions into our 401(k) plan since inception. The Mandiant 401(k) plan provides for a match of 100% of the first 4% of an eligible employee’s compensation contributed. Matching contributions under the Mandiant 401(k) plan are 100% vested when made. Under both 401(k) plans, pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Each 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to each 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made. Our contribution to the Mandiant 401(k) plan was $0.7 million for the period ended March 31, 2014.

14. Segment Information

We conduct business globally and are primarily managed on a geographic basis. Our chief executive officer, who is our chief operating decision maker, reviews financial information presented on a consolidated basis accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity, and there are no segment managers who are held accountable for operations, operating results, and plans for levels, components, or types of products or services below the consolidated unit level. Accordingly, we are considered to be in a single reportable segment and operating unit structure.

Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue:
United States	$55,728	$20,740
EMEA	9,245	4,000
APAC	6,327	2,934
Other	2,680	742
Total revenue	$73,980	$28,416

Substantially all of our assets were attributable to operations in the United States as of March 31, 2014 and December 31, 2013.

 15. Subsequent Events

In May 2014, we completed the acquisition of nPulse Technologies, a network forensics provider based in Charlottesville, Virginia. We expect to combine the nPulse network forensics platform with Mandiant endpoint forensics to enhance the industry’s only unified enterprise forensics solution for visibility into the entire attack life cycle-from network intrusion to endpoint exploitation and lateral movement. As consideration for the acquisition, we paid approximately $60 million in cash, and issued $295,681 shares of our common stock consideration that is subject to the achievement of certain milestones.

Item 2.   Management's Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 3, 2014. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements regarding:

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

We were founded in 2004 to address the fundamental limitations of legacy signature-based technologies in detecting and blocking sophisticated cyber attacks. From 2004 to 2008, we focused our efforts on research and development to build our virtual machine technology. We released our first product, the Web Threat Prevention appliance, in 2008. Our Web Threat Prevention appliance is designed to analyze and block advanced attacks via the Web. Since that time, we have continued to enhance our product portfolio, releasing our Email Threat Prevention appliance in 2011 and our File Threat Prevention appliance in 2012. Our Email and File Threat Prevention products address advanced threats that are introduced through email attachments and file shares. Due to the scale of our customer deployments and our customers’ desire for deeper analysis of potential malicious software, we also provide management and analysis appliances, specifically our Central Management System and our Forensic Analysis System. We support and enhance the functionality of our products through our Dynamic Threat Intelligence, or DTI, cloud, a subscription service that offers global threat intelligence sharing and provides a closed-loop system that leverages the network effects of a globally distributed, automated threat analysis network. Our years of research and development in virtual machine technology, anomaly detection and associated heuristic algorithms has enabled us to provide signature-less threat protection against next-generation cyber attacks.

     We primarily market and sell our virtual machine-based security platform to Global 2000 companies in a broad range of industries and governments worldwide. As of March 31, 2014, we had over 2,000 end-customers across more than 60 countries, including over 130 of the Fortune 500.

We have experienced rapid growth over the last several years, increasing our revenue at a compound annual growth rate of 139% from 2010 to 2013. We have also increased our number of employees from 1,678 as of December 31, 2013 to 2,032 as of March 31, 2014, largely as a result of our continued investment in research and development and sales and marketing and the associated expansion of our workforce in those functions. We expect to continue rapidly scaling our organization to meet the needs of our customers and to pursue opportunities in new and existing markets. We intend to continue to invest in the development of our sales and marketing teams, with a particular focus on expanding our network of international channel partners, opening sales offices, hiring key sales and marketing personnel and carrying out associated marketing activities in key geographies.  As of March 31, 2014, we were selling our solution to end-customers in over 60 countries, and we expect revenue from international sales to grow as a percentage of our overall revenue. We intend to continue to invest in our product development organization to enhance the functionality of our existing platform, introduce new products and subscriptions, and build upon our technology leadership. Due to our continuing investments to scale our business, particularly internationally, reorganize our corporate structure for improved tax efficiency, pursue new opportunities, enhance our product functionality, introduce new products and build upon our technology leadership in advance of, and in preparation for, our expected increase in sales and expansion of our customer base, we are continuing to incur expenses in the near term for which we may not realize any long-term benefit. As a result, we are presently generating large losses, and do not expect to be profitable for the foreseeable future. Furthermore, our cash used in operating activities has also been material in recent quarters.

During the three months ended March 31, 2014 and 2013, our revenue was $74.0 million and $28.4 million, representing year-over-year growth of 160%. Our net losses were $101.2 million and $27.0 million during the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, approximately 75%, 9% and 12% of our revenue came from the United States, Asia Pacific and Japan (APAC), and Europe, the Middle East and Africa (EMEA), respectively. During the three months ended March 31, 2013, approximately 73%, 10% and 14% of our revenue came from the United States, APAC and EMEA, respectively.

In December 2013, we acquired privately held Mandiant Corporation, or Mandiant, the leading provider of advanced endpoint security products and security incident response management solutions. We believe this combination creates the industry’s leading advanced threat protection vendor with the ability to detect, prevent and resolve cyber attacks at every stage of the attack life cycle. The results of operations of Mandiant have been included in our consolidated statements of operations since December 30, 2013, the acquisition date. This is our first full quarter of operations as a combined company. The addition of Mandiant’s products, subscriptions and professional services offerings has increased our product, subscription and services revenue, as we compare operations from the three months ended March 31, 2014 to the three months ended March 31, 2013. The addition of Mandiant personnel, facilities and other expenses has increased our cost of sales and operating expenses, as we compare operations from the three months ended March 31, 2014 to the three months ended March 31, 2013. Our results for the three months ended March 31, 2014 are discussed below under “Results of Operations”.

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

In March, 2014, we completed our follow-on public offering in which we issued and sold 5,582,215 shares of common stock at a price of $82.00 per share. We received aggregate proceeds of $446.5 million from the sale of shares of common stock, net of underwriters’ discounts and commissions of $11.2 million, but before deducting paid and unpaid offering expenses of approximately $2.2 million. Another 8,417,785 shares were sold by certain selling stockholders, which included 796,846 shares sold pursuant to the exercise of vested outstanding options by our employees. We did not receive any of the proceeds from the sales of shares by the selling stockholders.

For a description of factors that may impact our future performance, see the disclosure below under "-Factors Affecting our Performance.”

Our Business Model

We generate revenue from sales of our products, subscriptions and services. Our product revenue consists primarily of revenue from the sale of our threat prevention portfolio of software-based appliances, consisting of our Web Threat Prevention, Email Threat Prevention and File Threat Prevention, as well as sales of our Forensic Analysis System and Central Management System appliances. We offer this portfolio as a complete solution to protect the various entry points of a customer’s network from the next generation of cyber attacks. Because the typical customer’s network has more Web entry points to protect than email and file entry points, customers that purchase our threat prevention portfolio generally purchase more Web Threat Prevention appliances than Email or File Threat Prevention appliances. As a result, Web Threat Prevention accounts for the largest portion of our threat prevention product revenue. In addition, because most malicious attacks occur through the Web threat vector, smaller customers and customers who do not have the budget to purchase the full threat prevention portfolio often only purchase Web Threat Prevention. While we have experienced steady growth in sales of our Email Threat Prevention appliance since its introduction in 2011, these sales have not contributed as quickly to the growth in our overall product revenue because revenue associated with Email Threat Prevention is recognized ratably over the longer of the contractual term or the estimated period the customer is expected to benefit from the product. By contrast, revenue associated with our Web Threat Prevention, File Threat Prevention, Central Management System and Forensic Analysis System products is recognized upon shipment. Finally, we introduced our File Threat Prevention appliance in the second quarter of 2012, and as a result, revenue from our File Threat Prevention product represents a small percentage of our product revenue.

We require customers to purchase a subscription to our DTI cloud and support and maintenance services when they purchase any part of our product portfolio. In addition, we require customers that purchase our Email Threat Prevention product to also purchase a subscription to our Email Threat Prevention Attachment/URL Engine. Our customers generally purchase these subscriptions and services for a one or three year term, and revenue from such subscriptions is recognized ratably over the subscription period. Sales of these subscriptions and services, along with sales of Email Threat Prevention for multi-year terms, have increased our deferred revenue. As of March 31, 2014 and December 31, 2013, our total deferred revenue was $212.7 million and $187.5 million, respectively. For the three months ended March 31, 2014 and 2013, subscription and services revenue as a percentage of total revenue was 67% and 47%, respectively. Our subscription and services revenue as a percentage of total revenues for the three months ended March 31, 2014 increased over the same period last year, as a result of sales of professional services including our Incident Response offering and subscriptions including our Managed Defense offering. Subscription and services revenue as a percentage of total revenue has also increased as a result of amortization of our growing deferred revenue resulting from larger sales of subscription and services and growth in our installed base. A large contributing factor to the growth in our subscription and services revenue relates to the amortization of the initial subscription and services agreements. Renewals of such agreements have also contributed to this growth. Our renewal rate for subscription and services agreements expiring in the 12 months ended March 31, 2014 was in excess of 90%, and we expect to maintain high renewal rates in the future due to the significant value we believe these subscriptions and services add to the efficacy of our product portfolio.

Key Business Metrics

We monitor the key business metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue and gross margin below under “-Components of Operating Results.” Deferred revenue, billings, net cash flow provided by (used in) operating activities, and free cash flow are discussed immediately below the following table.

	Three Months Ended or as of
	March 31,
	2014	2013
	(Dollars in thousands)
Product revenue	$24,252	$14,988
Subscription and services revenue	49,728	13,428
Total revenue	$73,980	$28,416
Year-over-year percentage increase	160%	106%
Gross margin percentage	52%	76%
Deferred revenue, current	121,420	50,210
Deferred revenue, non-current	91,302	40,583
Billings (non-GAAP)	99,188	42,803
Net cash provided by (used in) operating activities	(22,588)	5,457
Free cash flow (non-GAAP)	$(36,775)	$(715)

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenue as of the period end. The majority of our deferred revenue consists of the unamortized balance of revenue from sales of our Email Threat Prevention product, subscriptions to our DTI cloud, Email Threat Prevention Attachment/URL Engine, Managed Defense offerings and support and maintenance contracts. Because invoiced amounts for subscriptions and services can be for multiple years, we classify our deferred revenue as current or non-current depending on when we expect to recognize the related revenue. If the deferred revenue is expected to be recognized within 12 months, it is classified as current. Otherwise, the deferred revenue is classified as non-current. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.

Billings. Billings is a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles, or GAAP, plus the change in deferred revenue from the beginning to the end of the period. We consider billings to be a useful metric for management and investors, as a supplement to the corresponding GAAP measure, because billings drive deferred revenue, which is an important indicator of the health and visibility of trends in our business and represents a significant percentage of revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Revenue	$73,980	$28,416
Add: Deferred revenue, end of period	212,722	90,793
Less: Deferred revenue, beginning of period	187,514	76,406
Billings ( non-GAAP)	$99,188	$42,803

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

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Cash flow provided by (used in) operating activities	$(22,588)	$5,457
Less: purchase of property and equipment and demonstration units	14,187	6,172
Free cash flow (non-GAAP)	$(36,775)	$(715)
Net cash used in investing activities	$(158,069)	(6,758)
Net cash provided by financing activities	$448,009	15,015

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
Renewal Rates. New or existing customers that purchase one of our appliances are required to purchase a minimum of a one-year subscription to our DTI cloud and, in the case of our Email Threat Prevention products, a one-year subscription to our Email Threat Prevention Attachment/URL engine, as well as support and maintenance services. New or existing customers that purchase one of our Central Management System appliances are required to purchase support and maintenance services for a minimum of one year.
We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. We calculate our renewal rate by dividing the number of renewing customers that were due for renewal in any rolling 12 month period by the number of customers that were due for renewal in that rolling 12 month period. Our renewal rate for subscription and service agreements expiring in the 12 months ended March 31, 2014 and 2013 was over 90%. These high renewal rates are primarily attributable to the incremental value added to our appliances by our DTI cloud and support and maintenance services. As DTI cloud subscriptions and support and maintenance services represented 67% and 47% of our total revenue during the three months ended March 31, 2014 and 2013, respectively, we expect our ability to maintain high renewal rates for these subscriptions and services to have a material impact on our future financial performance.
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

Components of Operating Results

Revenue

We generate revenue from the sales of our products, subscriptions and services. As discussed further in “-Critical Accounting Policies and Estimates-Revenue Recognition” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for our year ended December 31, 2013 filed with the SEC on March 3, 2014, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.
Our total revenue consists of the following:

•
Product revenue. Our product revenue is generated from sales of our appliances. For our Web Threat Prevention, File Threat Prevention, Forensic Analysis System and Control Management System appliances, we recognize product revenue at the time of shipment, provided that all other revenue recognition criteria have been met. For our Email Threat Prevention appliances, we recognize product revenue ratably over the longer of the contractual term of the subscription service or the estimated period the customer is expected to benefit from the product.

•
Subscription and services revenue. Subscription and services revenue is generated primarily from our DTI cloud, our Email Threat Prevention Attachment/URL Engine, and support and maintenance services. Our DTI cloud subscription is determined as a percentage of the price of the related appliance. The Email Threat Prevention Attachment/URL Engine is priced on a per-user basis. We recognize revenue from subscriptions and support and maintenance services over the contract term. Professional services revenue is recognized upon delivery or completion of performance. Our professional service consists primarily of time and materials based contracts, and the revenue is recognized as costs are incurred at amounts represented by the agreed-upon billing amounts. Revenue from fixed-price professional services engagements are recognized under the proportional performance method of accounting.

Cost of Revenue

Our total cost of revenue consists of cost of product revenue and cost of subscription and services revenue. Personnel costs associated with our operations and global professional services and customer support organizations consist of salaries, benefits, bonuses and stock-based compensation. Overhead costs consist of certain facilities, depreciation, benefits, and information technology costs.

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

•
Cost of subscription and services revenue. Cost of subscription and services revenue consists of personnel costs for our global professional services and customer support organizations and related allocated costs to each organization. We expect our cost of subscription and services revenue to increase as our customer base grows and as we hire additional professional services personnel.

Gross Margin

Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our products, subscriptions and services, personnel costs, manufacturing costs, the mix of products sold, and the mix of revenue among products, subscriptions and services. We expect our gross margin to fluctuate over time depending on the factors described above.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses and stock-based compensation and, with regard to sales and marketing expense, sales commissions. Operating expenses also include overhead costs for facilities, IT and depreciation.

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

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments. We have historically invested our cash in money-market funds and other short-term, investment-grade securities. We expect interest income to vary each reporting period depending on our average investment balances during the period, types and mix of investments and market interest rates.

Interest Expense

Interest expense historically has consisted of interest on our outstanding debt.

Other Expense, Net

Other expense, net consists primarily of the change in fair value of our preferred stock warrant liability. Upon the completion of our initial public offering, the preferred stock warrant liability was reclassified into stockholders' equity, at which time it was no longer subject to fair value accounting. Other factors impacting other expense, net include gains or losses on the disposal of fixed assets, foreign currency re-measurement gains and losses and foreign currency transaction gains and losses. We expect other expense, net to fluctuate depending on foreign exchange rate movements.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists primarily of U.S. federal and state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. Income in certain countries may be taxed at statutory tax rates that are lower than the U.S. statutory tax rate. As a result, our overall effective tax rate over the long term may be lower than the U.S. federal statutory tax rate through changes in international procurement and sales operations.

Results of Operations

The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue
	(Dollars In thousands)
Revenue:
Product	$24,252	33%	$14,988	53%
Subscription and services	49,728	67%	13,428	47%
Total revenue	73,980	100%	28,416	100%
Cost of revenue:
Product	10,326	14%	4,962	17%
Subscription and services	24,967	34%	1,920	7%
Total cost of revenue	35,293	48%	6,882	24%
Total gross profit	38,687	52%	21,534	76%
Operating expenses:
Research and development	41,970	57%	10,062	35%
Sales and marketing	76,854	104%	28,569	101%
General and administrative	27,100	37%	7,311	26%
Total operating expenses	145,924	198%	45,942	162%
Operating loss	(107,237)	(146)%	(24,408)	(86)%
Interest income	45	—%	4	—%
Interest expense	(7)	—%	(144)	(1)%
Other expense, net	(54)	—%	(2,200)	(8)%
Loss before income taxes	(107,253)	(146)%	(26,748)	(95)%
Provision for (benefit from) income taxes	(6,042)	(8)%	213	1%
Net loss attributable to common stockholders	$(101,211)	(138)%	$(26,961)	(96)%

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenue

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$24,252	33%	$14,988	53%	$9,264	62%
Subscription and services	49,728	67%	13,428	47%	36,300	270%
Total revenue	$73,980	100%	$28,416	100%	$45,564	160%
Revenue by geographic region:
United States	$55,728	75%	$20,740	73%	$34,988	169%
EMEA	9,245	12%	4,000	14%	5,245	131%
APAC	6,327	9%	2,934	10%	3,393	116%
Other	2,680	4%	742	3%	1,938	261%
Total revenue	$73,980	100%	$28,416	100%	$45,564	160%

Product revenue increased by $9.3 million, or 62%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in product revenue is attributable to product sales resulting from our acquisition of Mandiant, which was completed in December 2013, growth in our installed base of customers, which grew from approximately 1,000 as of March 31, 2013 to over 2,000 as of March 31, 2014, and follow-on purchases from customers expanding their initial deployments of our product portfolio. Our Web Threat Prevention product continued to account for the largest portion of our product revenue as customers that purchase our portfolio generally purchase more Web Threat Prevention appliances than Email

Threat Prevention or File Threat Prevention appliances, reflecting the fact that their networks typically have more Web entry points than email or file entry points to protect. In addition, revenue associated with our Web Threat Prevention product is recognized upon shipment whereas revenue associated with our Email Threat Prevention is recognized ratably over the longer of the contractual term or the estimated period the customer is expected to benefit from the product.

Subscription and service revenue increased by $36.3 million, or 270%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase is comprised of an increase in professional services revenue of $15.9 million, an increase in subscription revenue of $14.8 million and an increase in support and maintenance of $5.6 million. The increase in professional services revenue of $15.9 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily from professional services revenue from the inclusion of Mandiant. The increase from subscription revenue of $14.8 million and the increase in support and maintenance revenue of $5.6 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily from initial customer purchases of $13.6 million, including subscription revenues from the inclusion of Mandiant. Additionally, there was an increase of $6.8 million in amortization of deferred subscription and support and maintenance revenue related to renewals for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Given our high renewal rate and increasing base of customers, we expect revenue from the amortization of deferred subscription and services revenue related to renewals to increase as a percentage of our total revenue from deferred subscription and services revenue. Our renewal rate for subscription and services agreements expiring in the 12 months ended March 31, 2014 was in excess of 90%.

Our international revenue increased $10.6 million, or 138%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, which reflects our increasing international market presence.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2014		2013		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$10,326		$4,962		$5,364	108%
Subscription and services	24,967		1,920		23,047	1,200%
Total cost of revenue	$35,293		$6,882		$28,411	413%
Gross margin:
Product		57%		67%
Subscription and services		50%		86%
Total gross margin		52%		76%

The cost of product revenue increased $5.4 million, or 108%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in cost of product revenue was driven primarily by an increase in product revenue and an increase in personnel costs in our manufacturing operations department as we continue to add capacity and build out our global supply chain.

The cost of subscription and services revenue increased $23.0 million, or 1,200%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in cost of subscription and services revenue was primarily driven by increasing personnel costs in customer support and professional services during the three months ended March 31, 2014, including a 946% increase in headcount driven primarily by the inclusion of the professional services organization acquired from Mandiant.

Gross margin decreased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease in product gross margin was driven primarily by the increase in the amortization expense from the intangible assets resulting from our acquisition of Mandiant in December 2013, and by our increased investment in our manufacturing operations to add capacity. The decrease in subscription and services gross margin was driven primarily by our increased investment in customer support personnel and infrastructure and by the increase in the amortization expense from the intangible assets from our acquisitions.

Operating Expenses

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$41,970	57%	$10,062	35%	$31,908	317%
Sales and marketing	76,854	104%	28,569	101%	48,285	169%
General and administrative	27,100	37%	7,311	26%	19,789	271%
Total operating expenses	$145,924	198%	$45,942	162%	$99,982	218%
Includes stock-based compensation expense of:
Research and development	$4,603		$957
Sales and marketing	8,688		840
General and administrative	8,338		1,225
Total	$21,629		$3,022

Research and Development

Research and development expense increased $31.9 million, or 317%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was driven by an $11.8 million increase in personnel costs, largely as a result of a 276% increase in headcount, including the inclusion of Mandiant engineering personnel, to support continued investment in our future product and service offerings. Additionally, overhead allocations and depreciation related to capital expenditures for departmental expansion increased by $17.9 million during the three months ended March 31, 2014. We expect our research and development expense to increase in the three months ended June 30, 2014 as a result of our acquisition of nPulse in May 2014.

Sales and Marketing

Sales and marketing expense increased $48.3 million, or 169%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was driven by a $25.9 million increase in personnel costs, largely as a result of a 133% increase in headcount which included the inclusion of Mandiant sales personnel. Additionally, the increase was driven by a $5.3 million increase in travel-related costs and a $0.8 million increase in related consulting costs as we increased our headcount in connection with our international expansion and further investment in our U.S. sales team and incurred higher commission costs. The change was also attributable to a $2.2 million increase in depreciation and a $9.2 million increase in overhead allocations driven by the increase in sales and marketing personnel.

General and Administrative

General and administrative expense increased $19.8 million, or 271%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was primarily driven by a $12.7 million increase in personnel costs, largely as a result of a 199% increase in headcount, which included Mandiant personnel. Additionally, the increase was driven by a $2.9 million increase in costs associated with professional services, including legal, accounting and recruiting services, a $0.7 million increase in travel-related costs and a $1.6 million increase in overhead allocations driven by the increase in general and administrative personnel.

Interest Income

	Three Months Ended March 31,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Interest income	$45	$4	$41	1,025%

Interest income increased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to interest earned on higher average balances in our cash and cash equivalents and investments.

Interest Expense

	Three Months Ended March 31,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Interest expense	$(7)	$(144)	$137	(95)%

 Interest expense decreased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to lowered bank borrowings for the three months ended March 31, 2014.

Other Expense, Net

	Three Months Ended March 31,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Other expense, net	$(54)	$(2,200)	$2,146	(98)%

The increase in other expense, net for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to the absence of any expense for the fair value revaluation of our preferred stock warrant liability which we incurred during the three months ended March 31, 2013. Upon closing of our IPO in September 2013, the preferred stock warrants were converted to common stock warrants and the warrant liability was then reclassified to stockholders’ equity. Subsequently, we no longer record any mark-to-market changes in the fair value of these warrants, and as such, there was no change in fair value of warrants during the three months ended March 31, 2014.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(6,042)	$213	$(6,255)	(2,937)%
Effective tax rate (benefit)/provision	6%	(1)%

The tax benefit for the three months ended March 31, 2014 is primarily due to a decrease in the U.S. deferred tax liabilities previously established in purchase accounting due to amortization of the related intangibles, and an increase in U.S. deferred tax assets primarily related to current year operating losses and stock based compensation, partially offset by foreign and state income tax expense.

Liquidity and Capital Resources

	As of March 31, 2014	As of December 31, 2013
	(In thousands)
Cash and cash equivalents	$441,270	$173,918

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash provided by (used in) operating activities	$(22,588)	$5,457
Cash used in investing activities	(158,069)	(6,758)
Cash provided by financing activities	448,009	15,015
Net increase in cash and cash equivalents	$267,352	$13,714

As of March 31, 2014, our cash and cash equivalents of $441.3 million were held for working capital, capital expenditures, investment in technology and business acquisition purposes, of which approximately $24.9 million was held outside of the United States and is not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes. We have no current plans to repatriate this cash.

In March 2014, we completed our follow-on public offering in which we issued and sold 5,582,215 shares of common stock at a price of $82.00 per share. We received aggregate proceeds of $446.5 million from the sale of shares of common stock, net of underwriters’ discounts and commissions of $11.2 million, but before deducting paid and unpaid offering expenses of approximately $2.2 million.

We believe that our existing cash and cash equivalents and any cash inflow from operations will be sufficient to meet our anticipated cash needs, including cash we will consume for operations, for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product and service offerings, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.

Operating Activities

During the three months ended March 31, 2014, operating activities used $22.6 million in cash as a result of a net loss of $101.2 million, adjusted by non-cash charges of $38.5 million and a net increase of $40.2 million in our net operating assets and liabilities. The increase in our net operating assets and liabilities was primarily the result of a $25.2 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance services and a $15.2 million decrease in accounts receivable resulting from increased collections.

During the three months ended March 31, 2013, operating activities provided $5.5 million in cash as a result of a net loss of $27.0 million, adjusted by non-cash charges of $8.7 million and a net increase of $23.7 million in our net operating assets and liabilities. The increase in our net operating assets and liabilities was primarily the result of a $14.4 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance services, a $4.7 million decrease in accounts receivable and a $4.1 million increase in accrued compensation.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2014 was $158.1 million, primarily for the purchase of marketable securities to invest a portion of the significant cash received from our follow-on public offering, and to a lesser extent, capital expenditures to purchase property and equipment and demonstration units.

Cash used in investing activities during the three months ended March 31, 2013 was $6.8 million, primarily resulting from $6.2 million in capital expenditures to purchase property and equipment and demonstration units.

Financing Activities

During the three months ended March 31, 2014, financing activities provided $448.0 million in cash, primarily from net proceeds of $445.9 million from our follow-on public offering, and proceeds of $2.1 million from the exercise of employee stock options.

During the three months ended March 31, 2013, financing activities provided $15.0 million in cash, resulting from proceeds of $10.0 million from our preferred stock financing, and $3.4 million from the exercise of stock options, as well as $3.7 million collected on notes receivable from stockholders, partially offset by repayments on bank borrowings of $2.1 million.

Contractual Obligations and Commitments
See Note 8 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

There have been no changes to any significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 3, 2014, except as disclosed in Note 1 Description of Business and Summary of Significant Accounting Policies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
     See Note 1 Description of Business and Summary of Significant Accounting Policies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial conditions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee, British Pound Sterling, Japanese Yen and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at March 31, 2014 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

Interest Rate Risk

We had cash and cash equivalents and investments of $584.5 million as of March 31, 2014, consisting of bank deposits, money market funds, commercial paper and corporate notes and bonds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On December 30, 2013, we completed the acquisition of Mandiant. We are in the process of integrating Mandiant  into our systems and control environment as of March 31, 2014. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under the "Litigation" subheading in Note 8 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.  Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. Please see page 17 of this Quarterly Report on Form 10-Q for a discussion of forward-looking statements that are qualified by these risk factors. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.
.

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. For example, we only recently completed our acquisition of Mandiant, and a significant amount of the acquisition integration risks remain. Future acquisitions could also result in dilutive issuances of equity securities. For example, in December 2013 we issued approximately 16.9 million shares of common stock and assumed options to purchase approximately 4.6 million shares of our common stock in connection with our acquisition of Mandiant, and in May 2014, we issued 295,681 shares of common stock and assumed options to purchase 63,490 shares of common stock in connection with our acquisition of nPulse Technologies. There is also a risk that future acquisitions will result in the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the write-off of goodwill, any of which could harm our financial condition or operating results.

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

Our headcount increased from more than 1,600 employees as of December 31, 2013 to over 2,000 employees as of March 31, 2014. We expect our headcount to continue to grow rapidly. In addition, our number of end-customers increased from more than 1,900 to more than 2,000 over the same period. This rapid growth has placed significant demands on our management and our operational and financial infrastructure. To improve our infrastructure, we have recently implemented a new enterprise resource planning system, including revenue recognition and management software, and we plan to implement additional systems. There is no assurance that we will be able to successfully scale improvements to our enterprise resource planning system or other systems and processes in a manner that keeps pace with our growth or that such systems will be effective in preventing or detecting errors, omissions or fraud.

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

We have incurred operating losses each year since 2004, including net losses of $101.2 million and $27.0 million in the three months ended March 31, 2014 and 2013, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or size of the IT security market, particularly the market for solutions that target the next generation of advanced cyber attacks, or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

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

Our competitors and potential competitors include large networking vendors such as Cisco Systems, Inc. and Juniper Networks, Inc. that may emulate or integrate virtual-machine features similar to ours into their own products; large companies such as Intel, IBM, and HP that have acquired large IT security specialist vendors in recent years and have the technical and financial resources and broad customer bases needed to bring competitive solutions to the market; independent IT security vendors such as Sourcefire (which was acquired by Cisco Systems, Inc.) and Palo Alto Networks that offer products that claim to perform similar functions to our platform; small and large companies that offer point solutions that compete with some of the features present in our platform; and other providers of incident response services. Other IT providers offer, and may continue to introduce, security features that compete with our platform, either in stand-alone security products or as additional features in their network infrastructure products. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

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

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners, and in training our channel partners to independently sell and deploy our platform. If we are unable to maintain our relationships with these channel partners or otherwise develop and expand our indirect sales channel, or if our channel partners fail to perform, our business, financial position and results of operations could be adversely affected.

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

Subscription and services revenue accounts for a significant portion of our total revenue, comprising 67% and 47% for the three months ended March 31, 2014 and 2013, respectively. Sales of new or renewal subscription and service contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and subscriptions, the prices of our products and subscriptions, the prices of products and subscriptions offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and service contracts decline, our revenue and revenue growth may decline and adversely affect our business. In addition, we recognize subscription and service revenue ratably over the term of the relevant service period, which is generally between one to five years. As a result, much of the subscription and service revenue we report each quarter is derived from subscription and service contracts that we sold in prior quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or services is not reflected in full in our results of operations until future periods. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new and renewal subscription contracts must be recognized ratably over the applicable service period. Furthermore, any increases in the average term of subscriptions contracts would result in revenue for those subscription contracts being recognized over longer periods of time.

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

•
government certification requirements applicable to our products may change and, in doing so, restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification;

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

The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Since the date of our initial public offering, the price of our common stock has ranged from $26.38 to $97.35 through May 9, 2014, and the last reported sale price on May 9, 2014 was $26.44. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in how customers perceive the effectiveness of our platform in protecting against advanced cyber attacks or other reputational harm;

•	publicity concerning cyber attacks in general or high profile cyber attacks against specific organizations;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the IT security industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations, and in particular, our revenue growth rates, meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts, whether as a result of our forward-looking statements, our failure to meet such expectation or otherwise;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock; or

•	departures of key personnel.

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. A total of 144,768,560 shares of common stock were outstanding as of March 31, 2014. Of these shares, subject, where applicable, to vesting requirements, compliance with the terms of our insider trading policy, and the lock-up agreements related to our secondary offering, which prohibit sales until after May 20, 2014, 58,133,821 shares, including all 13,282,316 shares registered on the Registration Statement on Form S-1, as amended (File No. 333-195417), which was declared effective by the SEC on May 12, 2014 for the resale of shares of common stock held by former stockholders of Mandiant, will be freely tradable in the public market without restriction or further registration under the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. None of the 13,282,316 shares registered on such Registration Statement may be sold until after May 20, 2014.

The remaining 86,634,739 shares of common stock will be “restricted securities,” as that term is defined in Rule 144 under the Securities Act. These restricted securities are eligible for public sale only if they are registered under the Securities Act or if they qualify for an exemption from registration under Rules 144 or 701 under the Securities Act, which are summarized below.

As a result of the underwriter lock-up agreements, these restricted securities will be available for sale in the public market at various times as follows, subject to the provisions of Rule 144 or 701 under the Securities Act and, where applicable, compliance with our insider trading policy and vesting requirements:

•1,593,994 shares are currently eligible for sale in the public market;

•	82,236,543 shares will be eligible for sale in the public market on May 21, 2014 upon the expiration of lock-up agreements entered into in connection with our secondary offering; and
•2,000 shares will be eligible for sale in the public market on June 30, 2014.

The remaining restricted securities will continue to be held in escrow subject to the terms and conditions of agreements entered into in connection with prior acquisitions.

Furthermore, certain of our executive officers and directors have adopted, and other executive officers and directors may in the future adopt, written plans, known as “Rule 10b5-1 Plans,” under which they have contracted, or may in the future contract, with a broker to sell shares of our common stock on a periodic basis to diversify their assets and investments. Sales of substantial amounts of our common stock in the public markets following the release of the lock-up agreements or otherwise, including, but not limited to, sales made by our executive officers and directors pursuant to Rule 10b5-1

The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. For example, in December 2013, we issued approximately 16.9 million shares of common stock and assumed options to purchase approximately 4.6 million shares of our common stock in connection with our acquisition of Mandiant, and in May 2014, we issued 295,681 shares of common stock and assumed options to purchase 63,490 shares of our common stock in connection with our acquisition of nPulse Technologies. Any future issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our stockholders who, as of March 31, 2014, owned greater than 5% of our outstanding common stock beneficially owned approximately 51.3% of the total outstanding shares of our common stock as of March 31, 2014. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain and maintain director and officer liability insurance, and in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee

In addition, as a result of our disclosure obligations as a public company, we have reduced strategic flexibility and are under pressure to focus on short-term results, which may adversely impact our ability to achieve long-term profitability.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On March 5, 2014, we issued 309,187 shares of common stock to an accredited investor upon the cashless net exercise of four outstanding warrants based on a weighted-average exercise price of approximately $0.72 per share. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act as transactions not involving a public offering. The recipient of the securities in each of these transactions represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The recipient had adequate access, through its relationship with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
(b) Use of Proceeds from Public Offering of Common Stock

Our initial public offering of common stock was effected through Registration Statements on Form S-1 (File Nos. 333-190338 and 333-191275), which were declared or became effective on September 19, 2013. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) and other periodic reports previously filed with the SEC.

(c) Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant our 2008 Stock Plan.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2014	—	—	—	—
February 1 - February 28, 2014	—	—	—	—
March 1 - March 31, 2014	3,542	$0.57	—	—

Total	3,542	$0.57	—	—

(1)
Under our 2008 Stock Plan, certain participants may exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.
Item 6.  Exhibits

Exhibit		Incorporated by Reference Herein
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1†	2013 Equity Incentive Plan, including form agreements under 2013 Equity Incentive Plan.	S-1/A	333-193717	10.6	March 3, 2014
10.2	Amended and Restated Loan and Security Agreement, dated as of August 26, 2011, between the Registrant and Silicon Valley Bank, as amended and currently in effect.	S-1	333-193717	10.22	February 3, 2014
10.3*	Sixth Amendment, dated as of January 23, 2014, to the Lease dated as of January 15, 2008 by and between the Registrant and Silicon Valley CA-I, LLC.
10.4*	Seventh Amendment, dated as of March 24, 2014, to the Lease dated as of January 15, 2008 by and between the Registrant and Silicon Valley CA-I, LLC.
31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certifications
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
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

FIREEYE, INC.

Dated: May 14, 2014	By:	/s/ Michael J. Sheridan
Michael J. Sheridan
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit		Incorporated by Reference Herein
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1†	2013 Equity Incentive Plan, including form agreements under 2013 Equity Incentive Plan.	S-1/A	333-193717	10.6	March 3, 2014
10.2	Amended and Restated Loan and Security Agreement, dated as of August 26, 2011, between the Registrant and Silicon Valley Bank, as amended and currently in effect.	S-1	333-193717	10.22	February 3, 2014
10.3*	Sixth Amendment, dated as of January 23, 2014, to the Lease dated as of January 15, 2008 by and between the Registrant and Silicon Valley CA-I, LLC.
10.4*	Seventh Amendment, dated as of March 24, 2014, to the Lease dated as of January 15, 2008 by and between the Registrant and Silicon Valley CA-I, LLC.
31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certifications
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
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