Form 10-Q
period 2014-06-30
FireEye, Inc.
filed 2014-08-13
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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

The number of shares of the registrant's common stock outstanding as of July 31, 2014 was 148,936,749.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$171,620	$173,918
Short-term investments	292,874	—
Accounts receivable	108,039	95,772
Inventories	5,198	5,663
Deferred tax assets, current portion	21,712	14,584
Prepaid expenses and other current assets	31,879	25,230
Total current assets	631,322	315,167
Property and equipment, net	78,390	64,765
Goodwill	750,132	706,327
Intangible assets, net	284,793	281,377
Deposits and other long-term assets	10,035	8,677
TOTAL ASSETS	$1,754,672	$1,376,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,343	$34,128
Accrued and other current liabilities	23,273	17,677
Accrued compensation	52,728	41,625
Deferred revenue, current portion	136,808	110,535
Total current liabilities	249,152	203,965
Deferred revenue, non-current portion	95,199	76,979
Deferred tax liabilities, non-current portion	41,044	45,147
Other long-term liabilities	5,580	2,120
Total liabilities	390,975	328,211
Commitments and contingencies (NOTE 8)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 148,822 shares and 137,758 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	15	14
Additional paid-in capital	1,805,328	1,271,590
Accumulated other comprehensive loss	(110)	—
Accumulated deficit	(441,536)	(223,502)
Total stockholders’ equity	1,363,697	1,048,102
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,754,672	$1,376,313
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Product	$37,683	$17,240	$61,935	$32,228
Subscription and services	56,806	15,982	106,534	29,410
Total revenue	94,489	33,222	168,469	61,638
Cost of revenue:
Product	13,749	5,804	24,075	10,766
Subscription and services	27,831	4,482	52,798	6,402
Total cost of revenue	41,580	10,286	76,873	17,168
Total gross profit	52,909	22,936	91,596	44,470
Operating expenses:
Research and development	53,408	14,016	95,378	24,078
Sales and marketing	94,591	37,594	171,445	66,163
General and administrative	31,931	10,370	59,031	17,681
Total operating expenses	179,930	61,980	325,854	107,922
Operating loss	(127,021)	(39,044)	(234,258)	(63,452)
Interest income	183	48	228	52
Interest expense	(4)	(132)	(11)	(276)
Other expense, net	(329)	(723)	(383)	(2,923)
Loss before income taxes	(127,171)	(39,851)	(234,424)	(66,599)
Provision for (benefit from) income taxes	(10,348)	384	(16,390)	597
Net loss attributable to common stockholders	$(116,823)	$(40,235)	$(218,034)	$(67,196)
Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(2.15)	$(1.58)	$(3.98)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	141,895	18,704	137,939	16,877
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(116,823)	$(40,235)	$(218,034)	$(67,196)
Other comprehensive loss, net of tax:
Change in net unrealized loss on available-for-sale investments	28	—	(110)	—
Comprehensive loss	$(116,795)	$(40,235)	$(218,144)	$(67,196)

See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(218,034)	$(67,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,726	7,095
Stock-based compensation expense	63,447	7,530
Deferred income taxes	(18,960)	—
Other	183	3,017
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	(11,660)	2,052
Inventories	729	(1,168)
Prepaid expenses and other assets	(3,084)	(5,013)
Accounts payable	(7,103)	8,207
Accrued liabilities	8,747	1,310
Accrued compensation	10,834	4,949
Deferred revenue	44,193	26,180
Other long-term liabilities	3,460	338
Net cash used in operating activities	(84,522)	(12,699)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(31,469)	(22,055)
Purchases of marketable securities	(302,531)	—
Maturities of marketable securities	8,000	—
Acquisition of business, net of cash acquired	(55,058)	—
Lease deposits	(403)	(1,597)
Net cash used in investing activities	(381,461)	(23,652)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	445,280	10,318
Borrowings from line of credit	—	10,000
Repayment of term loan	—	(2,147)
Proceeds from exercise of equity awards	18,405	4,771
Repayment of notes receivable from stockholders	—	7,294
Net cash provided by financing activities	463,685	30,236
Net change in cash and cash equivalents	(2,298)	(6,115)
Cash and cash equivalents, beginning of year	173,918	60,200
Cash and cash equivalents, end of year	$171,620	$54,085
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$11	$284
Cash paid for income taxes	$1,172	$234
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued follow-on public offering costs	$984	$—
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$11,971	$7,971

See accompanying notes to condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and following the requirements of the Securities and Exchange Commission ("SEC"), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year. The balance sheet as of December 31, 2013 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for annual consolidated financial statements.

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

Summary of Significant Accounting Policies

There have been no significant changes to our significant accounting policies as of and for the three and six months ended June 30, 2014, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the inclusion of a new policy related to short-term investments.

Short-term Investments

We classify our investments in debt and equity securities as available-for-sale, and record these investments at fair value. Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term or long-term based on the nature of the investments, their maturities, and their availability for use in current operations. Unrealized gains and losses are reported as a component of other comprehensive loss. Realized gains and losses are determined based on the specific identification method, and are reflected in earnings. We regularly review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to: the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value. For our debt instruments, we also evaluate whether we have the intent to sell the security or it is more likely than not that we will be required to sell the security before recovery of its cost basis.

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

In June 2014, we started shipping all Email Threat Prevention appliances with software which allows customers to benefit from the product without the associated subscription services.  Consistent with our Web and File Threat Prevention products, revenue therefore is recognized at the time of shipment.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for us beginning in the first quarter of 2017. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are currently evaluating the impact the adoption will have on our consolidated financial statements and related disclosures.

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

The following table presents our assets measured at fair value on a recurring basis using the above input categories (in thousands):

	As of June 30, 2014				As of December 31, 2013
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$110,540	$—	$—	$110,540	$132,518	$—	$—	$132,518
Commercial paper	—	2,500	—	2,500	—	—	—	—
U.S. Government agencies	—	3,500	—	3,500	—	—	—	—

Total cash equivalents	$110,540	$6,000	$—	$116,540	$132,518	$—	$—	$132,518
Short-term investments:
Certificates of deposit	—	4,076	—	4,076	—	—	—	—
Commercial paper	—	2,749	—	2,749	—	—	—	—
Corporate notes and bonds	—	147,062	—	147,062	—	—	—	—
U.S. Government agencies	—	138,987	—	138,987	—	—	—	—
Total short-term investments	$—	$292,874	$—	$292,874	$—	$—	$—	$—
Total assets measured at fair value	$110,540	$298,874	$—	$409,414	$132,518	$—	$—	$132,518

3. Short-Term Investments
    Our investments consisted of the following as of June 30, 2014 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-term investment
Certificates of deposit	$4,080	—	$(4)	$4,076	$—	$4,076
Commercial paper	5,248	1	—	5,249	2,500	2,749
Corporate notes and bonds	147,117	25	(80)	147,062	—	147,062
U.S. Treasuries & U.S. Government Agencies	142,539	1	(53)	142,487	3,500	138,987
Total	$298,984	$27	$(137)	$298,874	$6,000	$292,874
The following table presents our investments that had gross unrealized losses, the duration of which was less than twelve months, as of June 30, 2014 (in thousands):

	Total
	Estimated Fair Value	Unrealized Loss
Certificates of deposit	$4,076	$(4)
Corporate notes and bonds	96,811	(80)
U.S. Treasuries & U.S. Government Agencies	93,817	(53)
Total	$194,704	$(137)
There were no investments with unrealized losses for twelve months or greater as of June 30, 2014.
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of June 30, 2014.

The following table summarizes the contractual maturities of our investments at June 30, 2014 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$160,586	$160,571
Due within one to two years	138,398	138,303
Total	$298,984	$298,874
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.

4. Property and Equipment

Property and equipment, net consisted of the following as of the dates below (in thousands):

	As of June 30,	As of December 31,
	2014	2013
Computer equipment and software	$71,127	$57,403
Leasehold improvements	26,756	15,660
Furniture and fixtures	9,931	6,035
Machinery and equipment	447	756
Total property and equipment	108,261	79,854
Less: accumulated depreciation	(29,871)	(15,089)
Total property and equipment, net	$78,390	$64,765

Depreciation and amortization expense related to property and equipment and demonstration units during the three months ended June 30, 2014 and 2013 was $10.2 million and $3.6 million, respectively. Depreciation and amortization expense related to property and equipment and demonstration units during the six months ended June 30, 2014 and 2013 was $19.9 million and $6.6 million, respectively.

5. Business Combinations

On May 9, 2014, we acquired all outstanding shares of privately held nPulse Technologies, Inc. (“nPulse”), a performance leader in network forensics based in Charlottesville, Virginia. The acquisition of nPulse strengthens our position as a leader in advanced threat detection and incident response management solutions.

The total purchase consideration of $56.6 million consisted of $55.2 million in cash, $0.1 million of equity awards assumed, and 54,319 shares of our common stock, with a fair value of $1.3 million which will vest upon the achievement of milestones. The number of shares was fixed at the completion of the acquisition, and is the maximum number of shares that can vest over a period of approximately three and half years from the acquisition date.

The acquisition of nPulse was accounted for in accordance with the acquisition method of accounting for business combinations with FireEye as the accounting acquirer. We expensed the related acquisition costs of $0.5 million in general and administrative expenses. Under the purchase method of accounting, the total purchase consideration is allocated to the preliminary tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price was allocated using information currently available to us. As a result, we may continue to adjust the preliminary purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revisions of preliminary estimates. Total allocation of the preliminary purchase price allocation is as follows (in thousands):

Amount
Net tangible liabilities assumed	$(1,833)
Intangible assets	24,700
Deferred tax asset	442
Deferred tax liability	(8,235)
Goodwill	41,538
Total preliminary purchase price allocation	$56,612

None of the goodwill is expected to be deductible for U.S. federal income tax purposes.

Intangible assets consist primarily of developed technology, customer relationships and in-process research and development. Developed technology intangible includes a combination of patented and unpatented technology, trade secrets, computer software and research processes that represent the foundation for the existing and planned new products and services. Customer relationships intangible relates to nPulse’s ability to sell existing, in-process and future products and services to its existing and potential customers. The in-process research and development intangible represents the estimated fair value of acquired research projects which have not reached technological feasibility at acquisition date but are expected to be developed into products and services within one year of the acquisition date. The preliminary estimated useful life and fair values of the identifiable intangible assets are as follows (in thousands):

	Preliminary Estimated Useful Life (in years)	Amount
Developed technology	6	$10,100
Customer relationships	8	8,000
In-process research and development	N/A	6,600
Total		$24,700

The results of operations of nPulse have been included in our condensed consolidated statements of operations from the acquisition date. Revenue and net income from nPulse through June 30, 2014 were not material. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

On December 30, 2013, we acquired privately held Mandiant Corporation (“Mandiant”), a leading provider of advanced end point security products and security incident response management solutions.

The purchase price allocation for the acquisition of Mandiant will be finalized in calendar year 2014. The following is the total preliminary purchase price allocation of the estimated purchase consideration based on the available information as of June 30, 2014 (in thousands):

Amount
Net tangible assets	$9,797
Intangible assets	276,200
Deferred tax liability	(90,105)
Goodwill	704,898
Total preliminary purchase price allocation	$900,790

The preliminary estimated useful life and fair values of the identifiable intangible assets as of June 30, 2014 are as follows (in thousands):

	Preliminary Estimated Useful Life (in years)	Amount
Developed technology	4 - 6	$54,600
In-process research and development	N/A	1,400
Content	10	128,600
Customer relationships	8	65,400
Contract backlog	1 - 3	13,800
Trade names	4	12,400
Total		$276,200

Goodwill and Purchased Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows (in thousands):

Amount
Balance as of December 31, 2013	$706,327
Acquisitions and adjustments	43,805
Balance as of June 30, 2014	$750,132

Purchased intangible assets consisted of the following as of the dates below (in thousands):

	As of June 30, 2014	As of December 31, 2013
Developed technology	$70,393	$60,093
Content	128,600	128,500
Customer relationships	75,300	67,900
Contract backlog	13,800	12,600
Trade names	12,400	12,400
Total intangible assets subject to amortization	300,493	281,493
Less: accumulated amortization	(23,500)	(1,516)
Net intangible assets subject to amortization	276,993	279,977
In-process research and development	7,800	1,400
Total net intangible assets	$284,793	$281,377

Amortization expense of intangible assets for the three months ended June 30, 2014 and 2013 was $11.2 million and $0.3 million, respectively. Amortization expense of intangible assets for the six months ended June 30, 2014 and 2013 was $22.0 million and $0.5 million, respectively.

The expected annual amortization expense of intangible assets as of June 30, 2014 is presented below (in thousands):

Years Ending December 31,	Intangible Assets
2014 (remaining six months)	$22,955
2015	45,114
2016	44,496
2017	38,553
2018	27,608
2019 and thereafter	98,267
Total intangible assets subject to amortization	276,993
Total intangible assets with indefinite lives	7,800
Total	$284,793

Out of Period Adjustments

During the three months ended March 31, 2014, we made adjustments to correct errors related to the purchase of Mandiant, which resulted in an increase in additional paid-in capital of $3.1 million, an increase in intangible assets of approximately $0.7 million, a decrease in current liabilities of $0.2 million and an increase in goodwill of approximately $2.2 million. Because these errors, both individually and in the aggregate, were not material to any of the prior years’ financial statements and the impact of correcting these errors in the current period is not material to the March 31, 2014 condensed consolidated financial statements, we recorded the correction of these errors in the March 31, 2014 condensed consolidated financial statements. The impact of correcting these errors is also not material to the June 30, 2014 condensed consolidated financial statements.

6. Deferred Revenue

Deferred revenue consisted of the following as of the dates below (in thousands):

	As of June 30, 2014	As of December 31, 2013
Product, current	$12,871	$13,823
Subscription and services, current	123,937	96,712
Total deferred revenue, current	136,808	110,535

Product, non-current	7,361	6,711
Subscription and services, non-current	87,838	70,268
Total deferred revenue, non-current	95,199	76,979
Total deferred revenue	$232,007	$187,514

7. Credit Facility

We are able to borrow up to $25.0 million under a revolving line of credit facility. There were no amounts borrowed during the six months ended June 30, 2014. The maturity date for the revolving line of credit facility is December 31, 2014. Borrowings under the line of credit are collateralized by all of our assets, excluding intellectual property. The availability of borrowings under the line of credit is subject to certain borrowing base limitations around our outstanding accounts receivable. As of June 30, 2014 and December 31, 2013, there were no amounts outstanding under the revolving line of credit.

8. Commitments and Contingencies

Leases

We lease our facilities under various non-cancelable operating leases, which expire through the year ending May 2025. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense was $2.7 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively. Rent expense was $5.3 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively.

The aggregate future non-cancelable minimum rental payments on our operating leases as of June 30, 2014 is presented below (in thousands):

Years Ending December 31,	Amount
2014 (remaining six months)	$4,533
2015	10,114
2016	7,954
2017	6,934
2018	3,727
2019 and thereafter	13,007
Total	$46,269

We are party to letters of credit totaling $0.9 million as of June 30, 2014 and December 31, 2013 issued in support of operating leases at several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.

Contract Manufacturer Commitments

Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of June 30, 2014 and December 31, 2013, we had non-cancellable open orders of $21.1 million and $16.7 million, respectively. We are required to record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. To date we have not been required to accrue any costs for such noncancelable commitments.

Purchase Obligations

As of June 30, 2014, we had approximately $10.8 million of non-cancellable firm purchase commitments primarily for purchases of software and services.

Litigation

We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and whether or not those losses are estimable.

On June 20, 2014, a purported stockholder class action lawsuit was filed in the Superior Court of California, County of Santa Clara, against the Company, the members of our Board of Directors, our Chief Financial Officer, and the underwriters of our March 2014 follow-on public offering.  On July 17, 2014, a substantially similar lawsuit was filed in the same court against the same defendants. The complaints allege violations of the federal securities laws on behalf of a purported class consisting of purchasers of the Company's common stock pursuant or traceable to the registration statement and prospectus for the follow-on public offering, and seek unspecified compensatory damages and other relief.  The Company intends to defend the litigation vigorously.  Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.

We are also subject to legal proceedings, claims and litigation, including intellectual property litigation, arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance.

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees while they are serving in good faith in such capacities. Through June 30, 2014, there have been no claims under any indemnification provisions.

9. Common Shares Reserved for Issuance

Under our amended and restated certificate of incorporation, we were authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of June 30, 2014 and December 31, 2013. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding. There were no shares of convertible preferred stock outstanding as of June 30, 2014 or December 31, 2013.

As of June 30, 2014 and December 31, 2013, we had reserved shares of common stock for issuance as follows (in thousands):

	As of June 30,	As of December 31,
	2014	2013
Reserved under stock award plans	42,205	40,226
Warrants to purchase common stock	—	312
ESPP	3,273	2,500
Total	45,478	43,038

10. Equity Award Plans

We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors, and consultants. Awards granted under the 2013 Plan vest over the periods determined by the Board of Directors or compensation committee of the Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. A total of 14.0 million shares of our common stock was reserved for future grants as of June 30, 2014 under the 2013 Plan.

Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning in 2014. As of June 30, 2014, an aggregate of 3,272,660 shares of common stock were available for future issuance under our ESPP, including 1,377,575 shares of common stock that became available under the ESPP on January 1, 2014 pursuant to the provisions of the ESPP that automatically increase the share reserve under such plan each year.

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

Stock Option Activity

A summary of the activity for our stock option changes during the reporting periods and a summary of information related to options exercisable, vested, and expected to vest are presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance— December 31, 2013	27,422	$5.82		8.30	$1,036,224
Granted	667	73.14	$73.14
Exercised	(4,165)	2.39			176,702
Cancelled	(670)	8.18
Assumed in acquisition	63	18.35
Balance— June 30, 2014	23,317	$8.33		7.95	$773,148
Options vested and expected to vest—June 30, 2014	22,591	$8.18		7.92	$751,732
Options exercisable—June 30, 2014	8,437	$3.07		6.81	$316,243

Restricted Stock Award ("RSA") and Restricted Stock Unit ("RSU") Activity

A summary of restricted stock awards and restricted stock units are presented below (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance— December 31, 2013	3,602		1.70	$157,108
Granted	4,184	$48.05
Vested	(677)
Cancelled/forfeited	(149)
Unvested balance —June 30, 2014	6,960		1.97	282,272
Expected to vest—June 30, 2014	6,416		1.97	$260,164

We issued into escrow 241,362 restricted stock awards, with an estimated fair value of $6.4 million, for certain employees from the nPulse acquisition. These awards will be released from escrow to such employees if specified performance milestones are met within approximately three and a half years from the acquisition date. These awards are also contingent upon the related employees’ continuous employment with us and we have determined that it is probable that such performance milestones will be met. As such, compensation expense is being recorded over the requisite service period of three and half years. These restricted stock awards are reflected within amounts granted in the table above.

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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fair value of common stock	$27.89-$33.39	$7.93-$9.68	$27.89-$75.87	$6.05-$10.63
Risk-free interest rate	1.82%	0.62%-1.69%	1.82%-1.96%	0.6% - 1.7%
Expected term (in years)	6	4 - 6	6	4 - 6
Volatility	51%	51% - 54%	51% - 53%	51% - 54%
Dividend yield	—%	—%	—%	—%

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP:

	Three Months Ended June 30,
	2014	2013
Fair value of common stock	$23.02	N/A
Risk-free interest rate	0.05% - 0.09%	N/A
Expected term (in years)	0.5 - 1.0	N/A
Volatility	45.0%	N/A
Dividend yield	—%	N/A

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of product revenue	$236	$73	$381	$136
Cost of subscription and services revenue	3,605	401	7,025	568
Research and development	7,803	1,118	12,406	2,075
Sales and marketing	15,923	1,254	24,611	2,094
General and administrative	10,686	1,432	19,024	2,657
Total	$38,253	$4,278	$63,447	$7,530
As of June 30, 2014, total compensation cost related to stock-based awards not yet recognized was $338.4 million, net of estimated forfeitures, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately three years.

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

Our benefit (expense) for income taxes for the three months ended June 30, 2014 and 2013 reflects an effective tax rate of 8.14% and (0.96)%, respectively. Our benefit (expense) for income taxes for the six months ended June 30, 2014 and 2013 reflects an effective tax rate of 6.99% and (0.90)%, respectively. The tax benefit for the three and six month periods ended June 30, 2014 is primarily due to an increase in U.S. deferred tax assets primarily related to current year operating losses and stock-based compensation for which no U.S. valuation allowance is required. The valuation allowance is not required because of the recording of a deferred tax liability on the acquisition-related intangibles during the three months ended June 30, 2014. In addition the tax benefit was due to reduction in U.S. deferred tax liabilities previously established in purchase accounting, partially offset by foreign and state income tax expense. The tax expense for the three and six months ended June 30, 2013 is primarily due to foreign and state income tax expense.

12. Net Loss per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and warrants. Diluted net income per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the three and six months ended June 30, 2014 and 2013, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(116,823)	$(40,235)	$(218,034)	$(67,196)
Denominator:
Weighted average number of shares outstanding—basic and diluted	141,895	18,704	137,939	16,877
Net loss per share—basic and diluted	$(0.82)	$(2.15)	$(1.58)	$(3.98)

The following outstanding options, unvested shares, warrants, and convertible preferred stock were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of June 30,
	2014	2013
Options to purchase common stock	23,317	20,433
Unvested early exercised common shares	3,308	5,662
Unvested restricted stock awards and units	6,960	2,081
Convertible preferred stock	—	74,221
Warrants to purchase convertible preferred stock	—	616
ESPP shares	137	—

13. Employee Benefit Plan

401(k) Plan

We have established a 401(k) tax-deferred savings plan (the “401(k) Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. We maintain the 401(k) Plan that provides our eligible employees other than Mandiant employees with an opportunity to save for retirement on a tax-advantaged basis. In addition, we maintain a tax qualified plan for employees of the Mandiant subsidiary that was assumed in the Mandiant acquisition. All participants’ interests in their deferrals are 100% vested when contributed under both 401(k) plans. We have made no matching contributions into our 401(k) plan since inception. The Mandiant 401(k) plan provides for a match of 100% of the first 4% of an eligible employee’s compensation contributed. Matching contributions under the Mandiant 401(k) plan are 100% vested when made. Under both 401(k) plans, pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Each 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to each 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made. Our contributions to the Mandiant 401(k) plan were $0.7 million and $1.4 million for the three and six months ended June 30, 2014, respectively.

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

Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
United States	$69,636	$24,618	$125,364	$45,358
EMEA	14,678	4,415	23,923	8,415
APAC	6,621	2,890	12,948	5,824
Other	3,554	1,299	6,234	2,041
Total revenue	$94,489	$33,222	$168,469	$61,638

Substantially all of our assets were attributable to operations in the United States as of June 30, 2014 and December 31, 2013.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 3, 2014. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements regarding:

•	beliefs and objectives for future operations, financial condition and prospects, including trends in revenue and other financial metrics;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to expand internationally;

•	our ability to further penetrate our existing customer base;

•	our expectations concerning renewal rates for subscriptions and services by existing customers;

•	cost of revenue, including changes in costs associated with production, manufacturing and customer support;

•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	economic and industry trends or trend analysis;

•	the effects of seasonal trends on our results of operations;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies; and

•	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months
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

We primarily market and sell our virtual machine-based security platform to Global 2000 companies in a broad range of industries and governments worldwide. As of June 30, 2014, we had approximately 2,500 end-customers across 65 countries, including 150 of the Fortune 500.

We have experienced rapid growth over the last several years, increasing our revenue at a compound annual growth rate of 139% from 2010 to 2013. We have also increased our number of employees from 1,678 as of December 31, 2013 to 2,386 as of June 30, 2014, largely as a result of our continued investment in research and development and sales and marketing and the associated expansion of our workforce in those functions. We expect to continue scaling our organization to meet the needs of our customers and to pursue opportunities in new and existing markets. We intend to continue to invest in the development of our sales and marketing teams, with a particular focus on expanding our network of international channel partners, hiring key sales and marketing personnel and carrying out associated marketing activities in key geographies. As of June 30, 2014, we were selling our solutions to end-customers in 65 countries, and we expect revenue from international sales to grow as a percentage of our overall revenue. We intend to continue to invest in our product development organization to enhance the functionality of our existing platform, introduce new products and subscriptions, and build upon our technology leadership. Due to our continuing investments to scale our business, particularly internationally, reorganize our corporate structure for improved tax efficiency, pursue new opportunities, enhance our product functionality, introduce new products and build upon our technology leadership in advance of, and in preparation for, our expected increase in sales and expansion of our customer base, we are continuing to incur expenses in the near term for which we may not realize any long-term benefit. As a result, we are presently generating large losses, and do not expect to be profitable for the foreseeable future. Furthermore, our cash used in operating activities has also been material in recent quarters.

During the three months ended June 30, 2014 and 2013, our revenue was $94.5 million and $33.2 million, respectively, representing year-over-year growth of 184%. During the six months ended June 30, 2014 and 2013, our revenue was $168.5 million and $61.6 million, respectively, representing year-over-year growth of 173%. Our net losses were $116.8 million and $40.2 million for the three months ended June 30, 2014 and 2013, respectively, and $218.0 million and $67.2 million for the six months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014, approximately 74%, 7% and 16% of our revenue came from the United States, Asia Pacific and Japan (APAC), and Europe the Middle East and Africa (EMEA), respectively. During the six months ended June 30, 2014, approximately 74%, 8% and 14% of our revenue came from the United States, APAC, and EMEA, respectively. During the three months ended June 30, 2013, approximately 74%, 9% and 13%, and of our revenue came from the United States, APAC and EMEA, respectively. During the six months ended June 30, 2013, approximately 74%, 9% and 14% of our revenue came from the United States, APAC and EMEA, respectively.

In December 2013, we acquired privately held Mandiant Corporation, or Mandiant, the leading provider of advanced endpoint security products and security incident response management solutions. The results of operations of Mandiant have been included in our consolidated statements of operations since December 30, 2013, the acquisition date. The addition of Mandiant’s products, subscriptions and professional services offerings has increased our product, subscription and services revenue, as we compare operations for the three and six months ended June 30, 2014 to the three and six months ended June 30, 2013. The addition of Mandiant personnel, facilities and other expenses has increased our cost of sales and operating expenses, as we compare operations for the three and six months ended June 30, 2014 to the three and six months ended June 30, 2013. Our results for the three and six months ended June 30, 2014 are discussed below under “Results of Operations”.

We believe that the growth of our business and our short and long term success are dependent upon many factors, including our ability to extend our technology leadership, grow our base of end-customers, expand channel leverage, expand deployment of our platform within existing end-customers, and focus on end-customer satisfaction. While these areas present significant opportunities for us, they also pose challenges and risks that we must successfully address in order to sustain the growth of our business and improve our operating results.

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

For a description of factors that may impact our future performance, see the disclosure below under "−Factors Affecting our Performance.”

Our Business Model

We generate revenue from sales of our products, subscriptions and services. Our product revenue consists primarily of revenue from the sale of our threat prevention portfolio of software-based appliances, consisting of our Web Threat Prevention, Email Threat Prevention and File Threat Prevention, as well as sales of our Forensic Analysis System and Central Management System appliances. We offer this portfolio as a complete solution to protect the various entry points of a customer’s network from the next generation of cyber attacks. Because the typical customer’s network has more Web entry points to protect than email and file entry points, customers that purchase our threat prevention portfolio generally purchase more Web Threat Prevention appliances than Email or File Threat Prevention appliances. As a result, Web Threat Prevention accounts for the largest portion of our threat prevention product revenue. In addition, because most malicious attacks occur through the Web threat vector, smaller customers and customers who do not have the budget to purchase the full threat prevention portfolio often only purchase Web Threat Prevention. We introduced our Email Threat Prevention and File Threat Prevention appliances in 2011 and 2012, respectively. While both do not yet represent a significant percentage of our product revenue, they continue to grow at a steady pace.

We require customers to purchase a subscription to our DTI cloud and support and maintenance services when they purchase any part of our product portfolio. Our customers generally purchase these subscriptions and services for a one or three year term, and revenue from such subscriptions is recognized ratably over the subscription period. Sales of these subscriptions and services have increased our deferred revenue. As of June 30, 2014 and December 31, 2013, our total deferred revenue was $232.0 million and $187.5 million, respectively. For the three months ended June 30, 2014 and 2013, subscription and services revenue as a percentage of total revenue was 60% and 48%, respectively. For the six months ended June 30, 2014 and 2013, subscription and services revenue as a percentage of total revenue was 63% and 48%, respectively. Our subscription and services revenue as a percentage of total revenue for the three and six months ended June 30, 2014 increased over the comparative periods in the prior year as a result of sales of professional services, including our Incident Response offering, and subscriptions, including our Managed Defense offering. Subscription and services revenue as a percentage of total revenue has also increased as a result of amortization of our growing deferred revenue resulting from larger sales of subscription and services and growth in our installed base. A large contributing factor to the growth in our subscription and services revenue relates to the amortization of the initial subscription and services agreements. Renewals of such agreements have also contributed to this growth. Our renewal rate for subscription and services agreements expiring in the 12 months ended June 30, 2014 was in excess of 90%, and we expect to maintain high renewal rates in the future due to the significant value we believe these subscriptions and services add to the efficacy of our product portfolio.

Key Business Metrics

We monitor the key business metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue and gross margin below under “−Components of Operating Results.” Deferred revenue, billings, net cash flow provided by (used in) operating activities, and free cash flow are discussed immediately below the following table.

	Three Months Ended or as of		Six Months Ended or as of
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Product revenue	$37,683	$17,240	$61,935	$32,228
Subscription and services revenue	56,806	15,982	106,534	29,410
Total revenue	$94,489	$33,222	$168,469	$61,638
Year-over-year percentage increase	184%	108%	173%	107%
Gross margin percentage	56%	69%	54%	72%
Deferred revenue, current	136,808	55,726	136,808	55,726
Deferred revenue, non-current	95,199	46,859	95,199	46,859
Billings (non-GAAP)	113,775	45,013	212,963	87,817
Net cash used in operating activities	(61,934)	(18,156)	(84,522)	(12,699)
Free cash flow (non-GAAP)	$(79,216)	$(34,039)	$(115,991)	$(34,754)

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenue as of the period end. The majority of our deferred revenue consists of the unamortized balance of revenue from subscriptions to our DTI cloud, Managed Defense offerings and support and maintenance contracts. Because invoiced amounts for subscriptions and services can be for multiple years, we classify our deferred revenue as current or non-current depending on when we expect to recognize the related revenue. If the deferred revenue is expected to be recognized within 12 months, it is classified as current. Otherwise, the deferred revenue is classified as non-current. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Revenue	$94,489	$33,222	$168,469	$61,638
Add: Deferred revenue, end of period	232,007	102,585	232,007	102,585
Less: Deferred revenue, beginning of period	212,721	90,794	187,513	76,406
Billings ( non-GAAP)	$113,775	$45,013	$212,963	$87,817

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

Free cash flow. Free cash flow is a non-GAAP financial measure we define as net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, less purchases of property and equipment and demonstration units. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that, after the purchases of property and equipment and demonstration units, can be used by us for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet. However, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow differently, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of free cash flow to cash flow provided by (used in) operating activities is provided below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Cash flow used in operating activities	$(61,934)	$(18,156)	$(84,522)	$(12,699)
Less: purchase of property and equipment and demonstration units	17,282	15,883	31,469	22,055
Free cash flow (non-GAAP)	$(79,216)	$(34,039)	$(115,991)	$(34,754)

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

Renewal Rates. New or existing customers that purchase one of our appliances are required to purchase a minimum of a one-year subscription to our DTI cloud as well as support and maintenance services. New or existing customers that purchase one of our Central Management System appliances are required to purchase support and maintenance services for a minimum of one year.

We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. We calculate our renewal rate by dividing the number of renewing customers that were due for renewal in any rolling 12 month period by the number of customers that were due for renewal in that rolling 12 month period. Our renewal rate for subscription and service agreements expiring in the 12 months ended June 30, 2014 and 2013 was approximately 90%. These high renewal rates are primarily attributable to the incremental value added to our appliances by our product subscriptions and support and maintenance services. As product subscriptions and support and maintenance services represented 43% and 47% of our total revenue during the six months ended June 30, 2014 and 2013, respectively, we expect our ability to maintain high renewal rates for these subscriptions and services to have a material impact on our future financial performance.

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

Components of Operating Results

Revenue

We generate revenue from the sales of our products, subscriptions and services. As discussed further in “−Critical Accounting Policies and Estimates−Revenue Recognition” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2013 filed with the SEC on March 3, 2014, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.
Our total revenue consists of the following:

•
Product revenue. Our product revenue is generated from sales of our Web Threat Prevention, Email Threat Prevention and File Threat Prevention appliances, as well as our Forensic Analysis System and Control Management System appliances. In June 2014, we started shipping all Email Threat Prevention appliances with software which allows customers to benefit from the product without the associated subscription services.  Consistent with our Web and File Threat Prevention products, revenue therefore is recognized at the time of shipment. From June 2014, we recognize product revenue on all appliances at the time of shipment, provided that all other revenue recognition criteria have been met.

•
Subscription and services revenue. Subscription and services revenue is generated primarily from our DTI cloud and support and maintenance services. Our DTI cloud subscription is determined as a percentage of the price of the related appliance. We recognize revenue from subscriptions and support and maintenance services over the contract term. Professional services revenue is recognized upon delivery or completion of performance. Our professional service consists primarily of time and materials based contracts, and the revenue is recognized as costs are incurred at amounts represented by the agreed-upon billing amounts. Revenue from fixed-price professional services engagements are recognized under the proportional performance method of accounting.

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

Gross Margin

Gross margin, or gross profit as a percentage of revenue, is affected by a variety of factors, including the average sales price of our products, subscriptions and services, personnel costs, manufacturing costs, the mix of products sold, and the mix of revenue among products, subscriptions and services. We expect our gross margin to fluctuate over time depending on the factors described above.

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

•
Research and development. Research and development expense consists primarily of personnel costs and allocated overhead. Research and development expense also includes prototype-related expenses. We expect research and development expense to continue to increase in absolute dollars as we continue to invest in our research and product development efforts to enhance our product capabilities, address new threat vectors and access new customer markets, although such expense may fluctuate as a percentage of total revenue.

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

Other Expense, Net

Other expense, net historically has consisted of the change in fair value of our preferred stock warrant liability. Upon the completion of our initial public offering, the preferred stock warrant liability was reclassified into stockholders' equity, at which time it was no longer subject to fair value accounting. Other factors impacting other expense, net include gains or losses on the disposal of fixed assets, foreign currency re-measurement gains and losses and foreign currency transaction gains and losses. We expect other expense, net to fluctuate depending on foreign exchange rate movements.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists primarily of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. Income in certain countries may be taxed at statutory tax rates that are lower than the U.S. statutory tax rate. As a result, our overall effective tax rate over the long term may be lower than the U.S. federal statutory tax rate due to a larger proportion of net income which was subject to foreign income tax rates that are lower than the U.S. federal statutory rate.

Results of Operations

The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue
	(Dollars In thousands)
Revenue:
Product	$37,683	40%	$17,240	52%
Subscription and services	56,806	60%	15,982	48%
Total revenue	94,489	100%	33,222	100%
Cost of revenue:
Product	13,749	15%	5,804	17%
Subscription and services	27,831	29%	4,482	14%
Total cost of revenue	41,580	44%	10,286	31%
Total gross profit	52,909	56%	22,936	69%
Operating expenses:
Research and development	53,408	57%	14,016	42%
Sales and marketing	94,591	100%	37,594	113%
General and administrative	31,931	34%	10,370	32%
Total operating expenses	179,930	191%	61,980	187%
Operating loss	(127,021)	(135)%	(39,044)	(118)%
Interest income	183	—%	48	—%
Interest expense	(4)	—%	(132)	—%
Other expense, net	(329)	—%	(723)	(2)%
Loss before income taxes	(127,171)	(135)%	(39,851)	(120)%
Provision for (benefit from) income taxes	(10,348)	(11)%	384	1%
Net loss attributable to common stockholders	$(116,823)	(124)%	$(40,235)	(121)%

	Six Months Ended June 30,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue
	(Dollars In thousands)
Revenue:
Product	$61,935	37%	$32,228	52%
Subscription and services	106,534	63%	29,410	48%
Total revenue	168,469	100%	61,638	100%
Cost of revenue:
Product	24,075	14%	10,766	18%
Subscription and services	52,798	32%	6,402	10%
Total cost of revenue	76,873	46%	17,168	28%
Total gross profit	91,596	54%	44,470	72%
Operating expenses:
Research and development	95,378	56%	24,078	39%
Sales and marketing	171,445	102%	66,163	107%
General and administrative	59,031	35%	17,681	29%
Total operating expenses	325,854	193%	107,922	175%
Operating loss	(234,258)	(139)%	(63,452)	(103)%
Interest income	228	—%	52	—%
Interest expense	(11)	—%	(276)	—%
Other expense, net	(383)	—%	(2,923)	(5)%
Loss before income taxes	(234,424)	(139)%	(66,599)	(108)%
Provision for (benefit from) income taxes	(16,390)	(10)%	597	1%
Net loss attributable to common stockholders	(218,034)	(129)%	(67,196)	(109)%

Comparison of the Three Months Ended June 30, 2014 and 2013

Revenue

	Three Months Ended June 30,
	2014		2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$37,683	40%	$17,240	52%	$20,443	119%
Subscription and services	56,806	60%	15,982	48%	40,824	255%
Total revenue	$94,489	100%	$33,222	100%	$61,267	184%
Revenue by geographic region:
United States	$69,636	74%	$24,618	74%	$45,018	183%
EMEA	14,678	16%	4,415	13%	10,263	232%
APAC	6,621	7%	2,890	9%	3,731	129%
Other	3,554	3%	1,299	4%	2,255	174%
Total revenue	$94,489	100%	$33,222	100%	$61,267	184%

Product revenue increased by $20.4 million, or 119%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in product revenue is attributable to growth in our installed base of customers, which grew from approximately 1,000 as of June 30, 2013 to approximately 2,500 as of June 30, 2014. Additionally, product sales resulting from our acquisition of Mandiant, which was completed in December 2013, and follow-on purchases from customers expanding their initial deployments of our product portfolio also contributed to this increase in product revenue. Our Web Threat Prevention product continued to account for the largest portion of our product revenue as customers that purchase our portfolio generally purchase more Web Threat Prevention appliances than Email Threat Prevention or File Threat Prevention appliances, reflecting the fact that their networks typically have more Web entry points than email or file entry points to protect. The increase in product revenue from the inclusion of Mandiant is primarily attributable to revenue from the HX Endpoint Threat Prevention Platform.

Subscription and service revenue increased by $40.8 million, or 255%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase is comprised of an increase in professional services revenue of $16.6 million, an increase in subscription revenue of $18.4 million and an increase in support and maintenance revenue of $5.8 million. The increase in professional services revenue of $16.6 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is primarily due to professional services revenue from the inclusion of Mandiant. The increase from subscription revenue of $18.4 million and the increase in support and maintenance revenue of $5.8 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is primarily from initial customer purchases of $14.2 million, including subscription revenue from the inclusion of Mandiant for the three months ended June 30, 2014. Additionally, there was an increase of $9.7 million in amortization of deferred subscription and support and maintenance revenue related to renewals for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Given our high renewal rate and increasing base of customers, we expect revenue from the amortization of deferred subscription and services revenue related to renewals to increase as a percentage of our total revenue from deferred subscription and services revenue. Our renewal rate for subscription and services agreements expiring in the 12 months ended June 30, 2014 was in excess of 90%.

Our international revenue increased $16.2 million, or 189%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, which reflects our increasing international market presence.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2014		2013		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$13,749		$5,804		$7,945	137%
Subscription and services	27,831		4,482		23,349	521%
Total cost of revenue	$41,580		$10,286		$31,294	304%
Gross margin:
Product		64%		66%
Subscription and services		51%		72%
Total gross margin		56%		69%

The cost of product revenue increased $7.9 million, or 137%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in cost of product revenue was driven primarily by an increase in product revenue and the amortization of intangible assets obtained in our recent acquisition of Mandiant.

The cost of subscription and services revenue increased $23.3 million, or 521%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in cost of subscription and services revenue was primarily driven by increasing personnel costs in customer support and professional services during the three months ended June 30, 2014, including a 475% increase in headcount driven primarily by the inclusion of the professional services organization acquired from Mandiant.

Gross margin decreased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease in product gross margin was driven primarily by the amortization of intangible assets obtained in our recent acquisition of Mandiant. The decrease in subscription and services gross margin was driven primarily by our increased investment in customer support personnel, international professional services personnel and infrastructure and by the amortization of intangible assets obtained in our recent acquisition of Mandiant.

Operating Expenses

	Three Months Ended June 30,
	2014		2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$53,408	57%	$14,016	42%	$39,392	281%
Sales and marketing	94,591	100%	37,594	113%	56,997	152%
General and administrative	31,931	34%	10,370	32%	21,561	208%
Total operating expenses	$179,930	191%	$61,980	187%	$117,950	190%
Includes stock-based compensation expense of:
Research and development	$7,803		$1,118
Sales and marketing	15,923		1,254
General and administrative	10,686		1,432
Total	$34,412		$3,804

Research and Development

Research and development expense increased $39.4 million, or 281%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily driven by a $27.6 million increase in personnel costs, largely as a result of a 159% increase in headcount, including the acquisition of Mandiant personnel, to support continued investment in our future product and service offerings. Additionally, overhead allocations increased by $7.5 million, primarily driven by higher facility and IT costs to support departmental expansion.

Sales and Marketing

Sales and marketing expense increased $57.0 million, or 152%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily driven by a $39.5 million increase in personnel costs, largely as a result of a 104% increase in headcount, including the acquisition of Mandiant personnel, as well as greater commissions associated with higher sales. Additionally, overhead allocations increased by $6.7 million, primarily driven by higher facility and IT costs to support departmental expansion, as well as a greater labor distribution from professional services involved in pre-sales activities.

General and Administrative

General and administrative expense increased $21.6 million, or 208%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily driven by a $14.9 million increase in personnel costs, largely as a result of a 131% increase in headcount, including the acquisition of Mandiant personnel. Additionally, the increase was primarily driven by a $2.7 million increase in costs for professional services, including legal, accounting and recruiting services, and a $1.5 million increase in overhead allocations primarily driven by higher facility and IT costs to support departmental expansion.

Interest Income

	Three Months Ended June 30,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Interest income	$183	$48	$135	281%

Interest income increased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to interest earned on higher average balances in our cash and cash equivalents and investments.

Interest Expense

	Three Months Ended June 30,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Interest expense	$(4)	$(132)	$(128)	(97)%

 Interest expense decreased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to lower bank borrowings for the three months ended June 30, 2014.

Other Expense, Net

	Three Months Ended June 30,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Other expense, net	$(329)	$(723)	$(394)	(54)%

The decrease in other expense, net for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to the absence of any expense for the fair value revaluation of our preferred stock warrant liability which we incurred during the three months ended June 30, 2013. Upon closing of our IPO in September 2013, the preferred stock warrants were converted to common stock warrants, and the warrant liability was then reclassified to stockholders’ equity. Subsequently, we no longer record any mark-to-market changes in the fair value of these warrants, and as such, there was no change in fair value of warrants during the three months ended June 30, 2014.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(10,348)	$384	$(10,732)	(2,795)%
Effective tax rate (benefit)/provision	(8)%	1%

The tax benefit for the three months ended June 30, 2014 is primarily due to an increase in U.S. deferred tax assets primarily related to current year operating losses and stock-based compensation for which no U.S. valuation allowance is required. The valuation allowance is not required because of the recording of a deferred tax liability on the acquisition-related intangibles during the three months ended June 30, 2014. In addition the tax benefit was due to reduction in U.S. deferred tax liabilities previously established in purchase accounting, partially offset by foreign and state income tax expense. The tax expense for the three months ended June 30, 2013 is primarily due to foreign and state income tax expense.

Comparison of the Six Months Ended June 30, 2014 and 2013

Revenue

	Six Months Ended June 30,
	2014		2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$61,935	37%	$32,228	52%	$29,707	92%
Subscription and services	106,534	63%	29,410	48%	77,124	262%
Total revenue	$168,469	100%	$61,638	100%	$106,831	173%
Revenue by geographic region:
United States	$125,364	74%	$45,358	74%	$80,006	176%
EMEA	23,923	14%	8,415	14%	15,508	184%
APAC	12,948	8%	5,824	9%	7,124	122%
Other	6,234	4%	2,041	3%	4,193	205%
Total revenue	$168,469	100%	$61,638	100%	$106,831	173%

Product revenue increased by $29.7 million, or 92%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in product revenue is attributable to growth in our installed base of customers, which grew from approximately 1,000 as of June 30, 2013 to approximately 2,500 as of June 30, 2014. Additionally, product sales resulting from our acquisition of Mandiant, which was completed in December 2013, and follow-on purchases from customers expanding their initial deployments of our product portfolio also contributed to this increase in product revenue. Our Web Threat Prevention product continued to account for the largest portion of our product revenue as customers that purchase our portfolio generally purchase more Web Threat Prevention appliances than Email Threat Prevention or File Threat Prevention appliances, reflecting the fact that their networks typically have more Web entry points than email or file entry points to protect.

Subscription and service revenue increased by $77.1 million, or 262%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase is comprised of an increase in professional services revenue of $32.4 million, an increase in subscription revenue of $33.2 million and an increase in support and maintenance revenue of $11.5 million. The increase in professional services revenue of $32.4 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily due to professional services revenue from the inclusion of Mandiant. The increase from subscription revenue of $33.2 million and the increase in support and maintenance revenue of $11.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily from an increase in initial customer purchases of $26.1 million, including subscription revenue from the inclusion of Mandiant. Additionally, there was an increase of $18.0 million in amortization of deferred subscription and support and maintenance revenue related to renewals for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Given our high renewal rate and increasing base of customers, we expect revenue from the amortization of deferred subscription and services revenue related to renewals to increase as a percentage of our total revenue from deferred subscription and services revenue. Our renewal rate for subscription and services agreements expiring in the 12 months ended June 30, 2014 was in excess of 90%.

Our international revenue increased $26.8 million, or 165%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, which reflects our increasing international market presence.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2014		2013		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$24,075		$10,766		$13,309	124%
Subscription and services	52,798		6,402		46,396	725%
Total cost of revenue	$76,873		$17,168		$59,705	348%
Gross margin:
Product		61%		67%
Subscription and services		50%		78%
Total gross margin		54%		72%

The cost of product revenue increased $13.3 million, or 124%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in cost of product revenue was driven primarily by an increase in product revenue and the amortization of intangible assets obtained in our recent acquisition of Mandiant.

The cost of subscription and services revenue increased $46.4 million, or 725%, during the six months ended June 30, 2014compared to the six months ended June 30, 2013. The increase in cost of subscription and services revenue was primarily driven by increasing personnel costs in customer support and professional services during the six months ended June 30, 2014, including a 475% increase in headcount driven primarily by the inclusion of the professional services organization acquired from Mandiant.

Gross margin decreased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease in product gross margin was driven by the amortization of intangible assets obtained in our recent acquisition of Mandiant. The decrease in subscription and services gross margin was driven primarily by our increased investment in customer support personnel and infrastructure and by the amortization of intangible assets obtained in our recent acquisition of Mandiant.

Operating Expenses

	Six Months Ended June 30,
	2014		2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$95,378	56%	$24,078	39%	$71,300	296%
Sales and marketing	171,445	102%	66,163	107%	105,282	159%
General and administrative	59,031	35%	17,681	29%	41,350	234%
Total operating expenses	$325,854	193%	$107,922	175%	$217,932	202%
Includes stock-based compensation expense of:
Research and development	$12,406		$2,075
Sales and marketing	24,611		2,094
General and administrative	19,024		2,657
Total	$56,041		$6,826

Research and Development

Research and development expense increased $71.3 million, or 296%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily driven by a $49.7 million increase in personnel costs, largely as a result of a 159% increase in headcount, including the acquisition of Mandiant personnel, to support continued investment in our future product and service offerings. Additionally, overhead allocations increased by $14.1 million, driven by higher facility and IT costs to support departmental expansion.

Sales and Marketing

Sales and marketing expense increased $105.3 million, or 159%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily driven by a $67.7 million increase in personnel costs, largely as a result of a 104% increase in headcount, including the acquisition of Mandiant personnel, as well as greater commissions associated with higher sales. In addition, overhead allocations increased by $13.6 million, driven by higher facility and IT costs to support departmental expansion, and amortization of intangibles increased by $6.1 million from customer relationship and trademark intangibles obtained in our recent acquisition of Mandiant.

General and Administrative

General and administrative expense increased $41.4 million, or 234%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily driven by a $27.6 million increase in personnel costs, largely as a result of a 131% increase in headcount, including the acquisition of Mandiant personnel. Additionally, the increase was driven by a $5.5 million increase in costs for professional services, including legal, audit, and tax services, and a $3.1 million increase in overhead allocations, driven by higher facility and IT costs to support departmental expansion.

Interest Income

	Six Months Ended June 30,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Interest income	$228	$52	$176	338%

Interest income increased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to interest earned on higher average balances in our cash and cash equivalents and investments.

Interest Expense

	Six Months Ended June 30,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Interest expense	$(11)	$(276)	$(265)	(96)%

 Interest expense decreased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to lower bank borrowings for the six months ended June 30, 2014.

Other Expense, Net

	Six Months Ended June 30,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Other expense, net	$(383)	$(2,923)	$(2,540)	(87)%

The decrease in other expense, net for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to the absence of any expense for the fair value revaluation of our preferred stock warrant liability which we incurred during the six months ended June 30, 2013. Upon closing of our IPO in September 2013, the preferred stock warrants were converted to common stock warrants, and the warrant liability was then reclassified to stockholders’ equity. Subsequently, we no longer record any mark-to-market changes in the fair value of these warrants, and as such, there was no change in fair value of warrants during the six months ended June 30, 2014.

Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(16,390)	$597	$(16,987)	(2,845)%
Effective tax rate (benefit)/provision	(7)%	1%

The tax benefit for the six months ended June 30, 2014 is primarily due to an increase in U.S. deferred tax assets primarily related to current year operating losses and stock-based compensation for which no U.S. valuation allowance is required. The valuation allowance is not required because of the recording of a deferred tax liability on the acquisition-related intangibles during the three months ended June 30, 2014. In addition the tax benefit was due to reduction in U.S. deferred tax liabilities previously established in purchase accounting, partially offset by foreign and state income tax expense. The tax expense for the six months ended June 30, 2013 is primarily due to foreign and state income tax expense.

Liquidity and Capital Resources

	As of June 30, 2014	As of December 31, 2013
	(In thousands)
Cash and cash equivalents	$171,620	$173,918

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash used in operating activities	$(84,522)	$(12,699)
Cash used in investing activities	(381,461)	(23,652)
Cash provided by financing activities	463,685	30,236
Net increase in cash and cash equivalents	$(2,298)	$(6,115)

As of June 30, 2014, our cash and cash equivalents of $171.6 million were held for working capital, capital expenditures, investment in technology and business acquisition purposes, of which approximately $23.1 million was held outside of the United States and is not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes. We have no current plans to repatriate this cash.

In March 2014, we completed our follow-on public offering in which we issued and sold 5,582,215 shares of common stock at a price of $82.00 per share. We received aggregate proceeds of $446.5 million from the sale of shares of common stock, net of underwriters’ discounts and commissions of $11.2 million, but before deducting paid and unpaid offering expenses of approximately $2.2 million.

In May 2014, we acquired privately held nPulse Technologies, Inc. which required the use of approximately $55 million in cash.

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

Operating Activities

During the six months ended June 30, 2014, operating activities used $84.5 million in cash as a result of a net loss of $218.0 million, adjusted by non-cash charges of $87.4 million, and a net change of $46.1 million in our net operating assets and liabilities. The net change in our net operating assets and liabilities was primarily the result of a $44.2 million increase in deferred revenue, as a result of increases in sales of subscriptions and support and maintenance services, and a $10.8 million increase in accrued compensation driven by headcount increases. This increase was partially offset by an $11.7 million increase in accounts receivable resulting from growth in billings.

During the six months ended June 30, 2013, operating activities used $12.7 million in cash as a result of a net loss of $67.2 million, adjusted by non-cash charges of $17.6 million and a net change of $36.9 million in our net operating assets and liabilities. The net change in our net operating assets and liabilities was primarily the result of a $26.2 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance services, an $8.2 million increase in accounts payable due to growth in our business, a $2.1 million decrease in accounts receivable and a $4.9 million increase in accrued compensation as a result of the growth in our headcount. This increase was partially offset by a $5.0 million increase in prepaid expenses and other assets.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2014 was $381.5 million, primarily for the purchase of marketable securities to invest a portion of the significant cash received from our follow-on public offering, and to a lesser extent, for the acquisition of nPulse and for capital expenditures to purchase property and equipment and demonstration units.

Cash used in investing activities during the six months ended June 30, 2013 was $23.7 million, primarily for capital expenditures to purchase property and equipment and demonstration units.

Financing Activities

During the six months ended June 30, 2014, financing activities provided $463.7 million in cash, primarily from net proceeds of $445.3 million from our follow-on public offering, and proceeds of $18.4 million from the exercise of employee stock options.

During the six months ended June 30, 2013, financing activities provided $30.2 million in cash, primarily from the issuance of convertible preferred stock, additional borrowings of $10.0 million under our line of credit, proceeds of $7.3 million from the collection of notes receivable from stockholders, and proceeds of $4.8 million from the exercise of stock options, partially offset by repayments on bank borrowings of $2.1 million.

Contractual Obligations and Commitments
See Note 8 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee, British Pound Sterling, Japanese Yen and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at June 30, 2014 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

Interest Rate Risk

We had cash and cash equivalents and investments of $464.5 million as of June 30, 2014, consisting of bank deposits, money market funds, commercial paper and corporate notes and bonds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On December 30, 2013, we completed the acquisition of Mandiant. We are in the process of integrating Mandiant into our systems and control environment as of June 30, 2014. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. There were no changes in our internal control over financial reporting during the three months ended June 30, 2014, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our recent acquisition of Mandiant Corporation, or Mandiant, a provider of advanced endpoint security products and security incident response solutions. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete acquisitions that we target in the future. The risks we face in connection with acquisitions, including our recent acquisition of Mandiant, include:

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

Our headcount increased from more than 1,600 employees as of December 31, 2013 to over 2,300 employees as of June 30, 2014. We expect our headcount to continue to grow rapidly. In addition, our number of end-customers increased from more than 1,900 to more than 2,400 over the same period. This rapid growth has placed significant demands on our management and our operational and financial infrastructure. To improve our infrastructure, we have recently implemented a new enterprise resource planning system, including revenue recognition and management software, and we plan to implement additional systems. There is no assurance that we will be able to successfully scale improvements to our enterprise resource planning system or other systems and processes in a manner that keeps pace with our growth or that such systems will be effective in preventing or detecting errors, omissions or fraud.

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

•
the cost and potential outcomes of existing and future litigation, including, without limitation, the purported stockholder class action lawsuits described under the "Litigation" subheading in Note 8 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q;

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

We have incurred operating losses each year since 2004, including net losses of $116.8 million and $40.2 million in the three months ended June 30, 2014 and 2013, respectively, and net losses of $218.0 million and $67.2 million in the six months ended June 30, 2014 and 2013, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or size of the IT security market, particularly the market for solutions that target the next generation of advanced cyber attacks, or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

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

As a result of customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of sales orders and generated a substantial portion of revenue during the last few weeks and days of each quarter. A significant interruption in our IT systems, which manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management, and trade compliance reviews, could result in delayed order fulfillment and decreased revenue for that quarter. If expected revenue at the end of any quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics or channel partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments based on trade compliance requirements, our revenue for that quarter could fall below our expectations and the estimates of market analysts, which could adversely impact our business and results of operations and cause a decline in the trading price of our common stock.

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

Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization, including key employees obtained through our recent acquisition of Mandiant, and recent additions to our Worldwide Sales management team. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area and the Washington D.C. Area, where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting qualified personnel to fulfill our current or future needs. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. Also, to the extent we hire employees from mature public companies with significant financial resources, we may be subject to allegations that such employees have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product.

In addition, we believe that it is important to establish and maintain a corporate culture that facilitates the maintenance and transfer of institutional knowledge within our organization and also fosters innovation, teamwork, a passion for customers and a focus on execution. Our Chief Executive Officer, our Chief Operating Officer, our Senior Vice President of Worldwide Sales and certain other key members of our management and finance teams have only been working together for a relatively short period of time. If we are not successful in integrating these key employees into our organization, such failure could delay or hinder our product development efforts and the achievement of our strategic objectives, which could adversely affect our business, financial condition and results of operations.

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

Because our platform is complex, it has contained and may contain design or manufacturing defects or errors that are not detected until after its deployment by our customers. For example, in the past, we expended time and resources addressing certain manufacturing defects that negatively impacted the ability of certain appliances used in our platform to withstand normal transit. Defects in the functionality of our platform may result in vulnerability to security attacks, cause it to fail to secure networks or temporarily interrupt the networking traffic of our customers. In addition, because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our platform is unable to detect or prevent. Moreover, as our platform is adopted by an increasing number of enterprises and governments, it is possible that the individuals and organizations behind advanced malware attacks will begin to focus on finding ways to defeat our platform. If this happens, our networks, products, subscriptions and services could be targeted by attacks specifically designed to disrupt our business and undermine the perception that our platform is capable of providing superior IT security, which, in turn, could have a serious impact on our reputation as a provider of virtual machine-based security solutions. Any breach or perceived security breaches of our network could materially and adversely affect our business, financial condition and results of operations.

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

Subscription and services revenue accounts for a significant portion of our total revenue, comprising 60% and 48% for the three months ended June 30, 2014 and 2013, respectively, and comprising 63% and 48% for the six months ended June 30, 2014 and 2013, respectively. Sales of new or renewal subscription and service contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and subscriptions, the prices of our products and subscriptions, the prices of products and subscriptions offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and service contracts decline, our revenue and revenue growth may decline and adversely affect our business. In addition, we recognize subscription and service revenue ratably over the term of the relevant service period, which is generally between one to five years. As a result, much of the subscription and service revenue we report each quarter is derived from subscription and service contracts that we sold in prior quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or services is not reflected in full in our results of operations until future periods. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new and renewal subscription contracts must be recognized ratably over the applicable service period. Furthermore, any increases in the average term of subscriptions contracts would result in revenue for those subscription contracts being recognized over longer periods of time.

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

We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. In 2013, we completed the reorganization of our corporate structure and intercompany relationships to more closely align our corporate organization with the expansion of our international business activities. Although we anticipate achieving a reduction in our overall effective tax rate in the future as a result of this new corporate structure, we may not realize any benefits. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. In addition, if the intended tax treatment of our new corporate structure is not accepted by the applicable taxing authorities, changes in tax law negatively impact the structure or we do not operate our business consistent with the structure and applicable tax laws and regulations, we may fail to achieve any tax advantages as a result of the new corporate structure, and our future operating results and financial condition may be negatively impacted.

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

The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Since the date of our initial public offering, the price of our common stock has ranged from $25.58 to $97.35 through July 31, 2014, and the last reported sale price on July 31, 2014 was $35.50. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

Sales of substantial amounts of our common stock in the public markets, or sales of our common stock by our executive officers and directors under Rule 10b5-1 plans, could adversely affect the market price of our common stock.
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. In addition, certain of our executive officers and directors have adopted, and other executive officers and directors may in the future adopt, written plans, known as “Rule 10b5-1 Plans,” under which they have contracted, or may in the future contract, with a broker to sell shares of our common stock on a periodic basis to diversify their assets and investments. Sales made by our executive officers and directors pursuant to Rule 10b5-1, regardless of the amount of such sales, could adversely affect the market price of our common stock.

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

Our directors, executive officers and each of our stockholders who, as of June 30, 2014, owned greater than 5% of our outstanding common stock beneficially owned approximately 41.1% of the total outstanding shares of our common stock as of June 30, 2014. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On May 9, 2014, as partial consideration for our acquisition of nPulse Technologies, Inc. (“nPulse”), we issued 295,681 shares of our common stock to the holders of capital stock and/or vested stock options of nPulse (collectively, the “Securityholders”). The shares were deposited into an escrow account and will be released to the Securityholders upon the achievement of certain milestones. The issuance of the shares was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, on the basis that, among other factors: (1) certain of the Securityholders represented that they were an “accredited investor” within the meaning of Rule 501(a) of Regulation D; (2) we reasonably believed that each Securityholder who was not an accredited investor (which Securityholders did not exceed 35), either alone or with its purchaser representative, had such knowledge and experience in financial and business matters that such Securityholder was capable of evaluating the merits and risks of the investment, (3) there was no general solicitation or advertising in connection with the issuance of the shares; (4) each of the Securityholders represented that such Securityholder understood that the shares had not been registered under the Securities Act or any state securities laws and may not be offered for sale, sold, assigned or transferred in the absence of registration or an applicable exemption from registration requirements; (5) each Securityholder or its purchaser representative, as applicable, received or had access to required information and had an opportunity to obtain additional information about us a reasonable period of time prior to the issuance of the shares; and (6) appropriate legends were placed upon the book-entry positions representing the shares.
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
(c) Issuer Purchases of Equity Securities

No shares of our common stock were repurchased during the three months ended June 30, 2014.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Exhibit Description

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certifications
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
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

FIREEYE, INC.

Dated: August 13, 2014	By:	/s/ Michael J. Sheridan
Michael J. Sheridan
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certifications
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
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