Form 10-Q
period 2014-09-30
FireEye, Inc.
filed 2014-11-05
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

The number of shares of the registrant's common stock outstanding as of October 31, 2014 was 150,419,888.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$98,843	$173,918
Short-term investments	299,022	—
Accounts receivable, net of allowance for doubtful accounts of $930 at September 30, 2014 and $20 at December 31, 2013	155,798	95,772
Inventories	5,765	5,663
Deferred tax assets, current portion	26,775	14,584
Prepaid expenses and other current assets	31,508	25,230
Total current assets	617,711	315,167
Property and equipment, net	84,095	64,765
Goodwill	750,275	706,327
Intangible assets, net	273,314	281,377
Deposits and other long-term assets	10,366	8,677
TOTAL ASSETS	$1,735,761	$1,376,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,198	$34,128
Accrued and other current liabilities	20,574	17,677
Accrued compensation	66,308	41,625
Deferred revenue, current portion	160,768	110,535
Total current liabilities	277,848	203,965
Deferred revenue, non-current portion	122,153	76,979
Deferred tax liabilities, non-current portion	36,068	45,147
Other long-term liabilities	6,553	2,120
Total liabilities	442,622	328,211
Commitments and contingencies (NOTE 9)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 150,130 shares and 137,758 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	15	14
Additional paid-in capital	1,855,016	1,271,590
Accumulated other comprehensive loss	(326)	—
Accumulated deficit	(561,566)	(223,502)
Total stockholders’ equity	1,293,139	1,048,102
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,735,761	$1,376,313
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Product	$48,375	$23,729	$110,310	$55,957
Subscription and services	65,836	18,923	172,370	48,333
Total revenue	114,211	42,652	282,680	104,290
Cost of revenue:
Product	15,440	7,358	39,515	18,124
Subscription and services	29,488	6,079	82,286	12,481
Total cost of revenue	44,928	13,437	121,801	30,605
Total gross profit	69,283	29,215	160,879	73,685
Operating expenses:
Research and development	54,707	20,492	150,085	44,570
Sales and marketing	111,625	44,414	283,070	110,577
General and administrative	30,119	11,704	89,150	29,385
Restructuring charges	2,769	—	2,769	—
Total operating expenses	199,220	76,610	525,074	184,532
Operating loss	(129,937)	(47,395)	(364,195)	(110,847)
Interest income	228	1	456	53
Interest expense	(6)	(243)	(17)	(519)
Other expense, net	(636)	(4,206)	(1,018)	(7,129)
Loss before income taxes	(130,351)	(51,843)	(364,774)	(118,442)
Benefit from income taxes	(10,320)	(917)	(26,710)	(320)
Net loss attributable to common stockholders	$(120,031)	$(50,926)	$(338,064)	$(118,122)
Net loss per share attributable to common stockholders, basic and diluted	$(0.83)	$(1.61)	$(2.41)	$(5.41)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	144,923	31,590	140,285	21,838
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(120,031)	$(50,926)	$(338,064)	$(118,122)
Other comprehensive loss, net of tax:
Change in net unrealized loss on available-for-sale investments	(216)	—	(326)	—
Comprehensive loss	$(120,247)	$(50,926)	$(338,390)	$(118,122)

See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(338,064)	$(118,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,631	12,344
Stock-based compensation expense	106,607	16,344
Deferred income taxes	(30,142)	—
Other	1,702	5,363
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	(60,041)	(20,727)
Inventories	162	(5,174)
Prepaid expenses and other assets	(2,138)	(5,676)
Accounts payable	(8,359)	6,115
Accrued and other current liabilities	6,684	3,711
Accrued compensation	25,415	6,481
Deferred revenue	95,107	54,370
Other long-term liabilities	4,434	547
Net cash used in operating activities	(131,002)	(44,424)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(55,466)	(35,956)
Purchases of marketable securities	(352,401)	—
Maturities of marketable securities	50,780	—
Acquisition of business, net of cash acquired	(55,058)	(3,872)
Lease deposits	(565)	(1,636)
Net cash used in investing activities	(412,710)	(41,464)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering	—	322,863
Net proceeds from issuance of stock	444,338	—
Borrowing from line of credit	—	10,000
Net proceeds from issuance of convertible preferred stock	—	9,988
Repayment of term loan	—	(2,147)
Proceeds from exercise of equity awards	24,299	5,400
Repayment of notes receivable from stockholders	—	7,294
Net cash provided by financing activities	468,637	353,398
Net change in cash and cash equivalents	(75,075)	267,510
Cash and cash equivalents, beginning of year	173,918	60,200
Cash and cash equivalents, end of year	$98,843	$327,710
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$17	$493
Cash paid for income taxes	$2,338	$303
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred initial public offering costs in accounts payable and accrued liabilities	$—	$1,583
Common stock issued in connection with acquisition	$—	$800
Conversion of preferred stock warrants to common stock warrants	$—	$10,067
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$8,022	$12,520

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

In March 2014, we completed our follow-on public offering in which we issued and sold 5,582,215 shares of common stock at a price of $82.00 per share. We received aggregate proceeds of $446.5 million from the sale of shares of common stock, net of underwriters’ discounts and commissions of $11.2 million, but before deducting offering expenses of approximately $2.2 million. Another 8,417,785 shares were sold by certain selling stockholders, which included 796,846 shares sold pursuant to the exercise of vested outstanding options by our employees. We did not receive any of the proceeds from the sales of shares by the selling stockholders.
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and following the requirements of the Securities and Exchange Commission ("SEC"), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year. The balance sheet as of December 31, 2013 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for annual consolidated financial statements.

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

Summary of Significant Accounting Policies

There have been no significant changes to our significant accounting policies as of and for the three and nine months ended September 30, 2014, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the inclusion of a new policy related to short-term investments, and a revision to our policy on revenue recognition.

Short-term Investments

We classify our investments in debt and equity securities as available-for-sale and record these investments at fair value. Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term or long-term based on the nature of the investments, their maturities, and their availability for use in current operations. Unrealized gains and losses are reported as a component of other comprehensive loss. Realized gains and losses are determined based on the specific identification method, and are reflected in earnings. We regularly review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to: the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value. For our debt instruments, we also evaluate whether we have the intent to sell the security or it is more likely than not that we will be required to sell the security before recovery of its cost basis.

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

Revenue Recognition

We generate revenue from the sales of products, subscriptions and support and maintenance, and professional services through our indirect relationships with our partners as well as end-customers through our direct sales force. Our products include operating system software that is integrated into the appliance hardware and is deemed essential to its functionality. As a result, we account for revenue in accordance with Accounting Standards Codification 605, Revenue Recognition, and all related interpretations as all of our security appliance deliverables include proprietary operating system software, which together deliver the essential functionality of our products. Our professional services consist primarily of time and materials based contracts, and the revenue is recognized as costs are incurred at amounts represented by the agreed-upon billing amounts. Revenue from fixed-price professional services engagements are recognized under the proportional performance method of accounting.

In June 2014, we started shipping all Email Threat Prevention appliances with software that allows customers to benefit from the product without the associated subscription services.  Consistent with our Web and File Threat Prevention products, revenue therefore is recognized at the time of shipment.

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

In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard provides guidance on how and when reporting entities must disclose going-concern uncertainties in their financial statements. The guidance is effective for us beginning in the first quarter of 2017. Early adoption is permitted.

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

The following table presents our assets measured at fair value on a recurring basis using the above input categories (in thousands):

	As of September 30, 2014				As of December 31, 2013
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$20,311	$—	$—	$20,311	$132,518	$—	$—	$132,518

Total cash equivalents	$20,311	$—	$—	$20,311	$132,518	$—	$—	$132,518
Short-term investments:
Certificates of deposit	—	4,751	—	4,751	—	—	—	—
Commercial paper	—	2,750	—	2,750	—	—	—	—
Corporate notes and bonds	—	148,424	—	148,424	—	—	—	—
U.S. Government agencies	—	143,097	—	143,097	—	—	—	—
Total short-term investments	$—	$299,022	$—	$299,022	$—	$—	$—	$—
Total assets measured at fair value	$20,311	$299,022	$—	$319,333	$132,518	$—	$—	$132,518

3. Short-Term Investments
    Our investments consisted of the following as of September 30, 2014 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Short-term investment
Certificates of deposit	$4,760	—	$(9)	$4,751	$4,751
Commercial paper	2,750	—	—	2,750	2,750
Corporate notes and bonds	148,571	12	(159)	148,424	148,424
U.S. Government agencies	143,267	1	(171)	143,097	143,097
Total	$299,348	$13	$(339)	$299,022	$299,022
The following table presents our investments that had gross unrealized losses, the duration of which was less than twelve months, as of September 30, 2014 (in thousands):

	Total
	Estimated Fair Value	Unrealized Loss
Certificates of deposit	$4,511	$(9)
Corporate notes and bonds	117,993	(159)
U.S. Government agencies	119,075	(171)
Total	$241,579	$(339)
There were no investments with unrealized losses for twelve months or greater as of September 30, 2014.
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of September 30, 2014.

The following table summarizes the contractual maturities of our investments at September 30, 2014 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$160,789	$160,767
Due within one to two years	138,559	138,255
Total	$299,348	$299,022
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.

4. Property and Equipment

Property and equipment, net consisted of the following as of the dates below (in thousands):

	As of September 30,	As of December 31,
	2014	2013
Computer equipment and software	$77,309	$57,403
Leasehold improvements	33,150	15,660
Furniture and fixtures	11,995	6,035
Machinery and equipment	447	756
Total property and equipment	122,901	79,854
Less: accumulated depreciation	(38,806)	(15,089)
Total property and equipment, net	$84,095	$64,765

Depreciation and amortization expense related to property and equipment and demonstration units during the three months ended September 30, 2014 and 2013 was $12.7 million and $4.9 million, respectively. Depreciation and amortization expense related to property and equipment and demonstration units during the nine months ended September 30, 2014 and 2013 was $32.6 million and $11.5 million, respectively.

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

Amount
Net tangible liabilities assumed	$(1,833)
Intangible assets	24,700
Deferred tax asset	442
Deferred tax liability	(8,368)
Goodwill	41,671
Total preliminary purchase price allocation	$56,612

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

The results of operations of nPulse have been included in our condensed consolidated statements of operations from the acquisition date. Revenue and net income from nPulse through September 30, 2014 were not material. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

On December 30, 2013, we acquired privately held Mandiant Corporation (“Mandiant”), a leading provider of advanced end point security products and security incident response management solutions.

The purchase price allocation for the acquisition of Mandiant will be finalized in calendar year 2014. The following is the total preliminary purchase price allocation of the estimated purchase consideration based on the available information as of September 30, 2014 (in thousands):

Amount
Net tangible assets	$10,797
Intangible assets	276,200
Deferred tax liability	(91,098)
Goodwill	704,891
Total preliminary purchase price allocation	$900,790

The preliminary estimated useful life and fair values of the identifiable intangible assets as of September 30, 2014 are as follows (in thousands):

	Preliminary Estimated Useful Life (in years)	Amount
Developed technology	4 - 6	$54,600
In-process research and development	N/A	1,400
Content	10	128,600
Customer relationships	8	65,400
Contract backlog	1 - 3	13,800
Trade names	4	12,400
Total		$276,200

Goodwill and Purchased Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 are as follows (in thousands):

Amount
Balance as of December 31, 2013	$706,327
Acquisitions and adjustments	43,948
Balance as of September 30, 2014	$750,275

Purchased intangible assets consisted of the following as of the dates below (in thousands):

	As of September 30, 2014	As of December 31, 2013
Developed technology	$70,393	$60,093
Content	128,600	128,500
Customer relationships	75,300	67,900
Contract backlog	13,800	12,600
Trade names	12,400	12,400
Total intangible assets subject to amortization	300,493	281,493
Less: accumulated amortization	(34,979)	(1,516)
Net intangible assets subject to amortization	265,514	279,977
In-process research and development	7,800	1,400
Total net intangible assets	$273,314	$281,377

Amortization expense of intangible assets for the three months ended September 30, 2014 and 2013 was $11.5 million and $0.4 million, respectively. Amortization expense of intangible assets for the nine months ended September 30, 2014 and 2013 was $33.5 million and $0.9 million, respectively.

The expected annual amortization expense of intangible assets as of September 30, 2014 is presented below (in thousands):

Years Ending December 31,	Intangible Assets
2014 (remaining three months)	$11,478
2015	45,114
2016	44,498
2017	38,553
2018	27,608
2019 and thereafter	98,263
Total intangible assets subject to amortization	265,514
Total intangible assets with indefinite lives	7,800
Total	$273,314

Out of Period Adjustments

During the three months ended March 31, 2014, we made adjustments to correct errors related to the purchase of Mandiant, which resulted in an increase in additional paid-in capital of $3.1 million, an increase in intangible assets of approximately $0.7 million, a decrease in current liabilities of $0.2 million and an increase in goodwill of approximately $2.2 million.

During the three months ended September 30, 2014, we made adjustments to correct an error related to the over accrual of $1.0 million for an accrued bonus assumed in the acquisition of Mandiant. This resulted in a decrease in current liabilities of $1.0 million and an increase in goodwill of $1.0 million.

Because these errors, both individually and in the aggregate, were not material to any of the prior years’ financial statements and the impact of correcting these errors in the current period is not material to the March 31, 2014 and September 30, 2014 condensed consolidated financial statements, we recorded the correction of these errors in the March 31, 2014 and September 30, 2014 condensed consolidated financial statements.

6. Restructuring Charges
We initiated a business restructuring plan in August 2014 to reduce our cost structure and improve efficiency, resulting in workforce reductions and the consolidation of certain real estate facilities. We expect such activities to be substantially completed by December 31, 2014.
Restructuring costs totaled $2.8 million for the three and nine months ended September 30, 2014, respectively.
The following table sets forth a summary of restructuring activities during the nine months ended September 30, 2014 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2013	$—	$—	$—
Provision for restructuring charges	1,509	376	1,885
Cash payments	(1,206)	(78)	(1,284)
Balance, September 30, 2014	$303	$298	$601
The provision for restructuring charges shown above excludes $0.9 million of non-cash fixed asset write-offs.
The remaining restructuring balance of $0.6 million at September 30, 2014 consists of $0.3 million for employee severance expenses, which the Company expects to pay out by December 31, 2014, and $0.3 million related to non-cancelable lease costs, which the Company expects to pay over the terms of the related obligations through the third quarter of 2017, less estimated sublease income.

7. Deferred Revenue

Deferred revenue consisted of the following as of the dates below (in thousands):

	As of September 30, 2014	As of December 31, 2013
Product, current	$9,914	$13,823
Subscription and services, current	150,854	96,712
Total deferred revenue, current	160,768	110,535

Product, non-current	6,077	6,711
Subscription and services, non-current	116,076	70,268
Total deferred revenue, non-current	122,153	76,979
Total deferred revenue	$282,921	$187,514

8. Credit Facility

We are able to borrow up to $25.0 million under a revolving line of credit facility. There were no amounts borrowed during the nine months ended September 30, 2014. The maturity date for the revolving line of credit facility is December 31, 2014. Borrowings under the line of credit are collateralized by all of our assets, excluding intellectual property. As of September 30, 2014 and December 31, 2013, there were no amounts outstanding under the revolving line of credit.

9. Commitments and Contingencies

Leases

We lease our facilities under various non-cancelable operating leases, which expire through the year ending May 2025. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense was $2.7 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively. Rent expense was $8.0 million and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively.

The aggregate future non-cancelable minimum rental payments on our operating leases as of September 30, 2014 is presented below (in thousands):

Years Ending December 31,	Amount
2014 (remaining three months)	$2,745
2015	9,461
2016	7,425
2017	6,379
2018	3,537
2019 and thereafter	12,608
Total	$42,155

We are party to letters of credit totaling $1.5 million and $0.9 million as of September 30, 2014 and December 31, 2013 issued primarily in support of operating leases at several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.

Contract Manufacturer Commitments

Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of September 30, 2014 and December 31, 2013, we had non-cancellable open orders of $27.0 million and $16.7 million, respectively. We are required to record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. To date we have not been required to accrue any costs for such noncancelable commitments.

Purchase Obligations

As of September 30, 2014, we had approximately $9.1 million of non-cancellable firm purchase commitments primarily for purchases of software and services.

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

Indemnification

Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through September 30, 2014, there have been no claims under any indemnification provisions.

10. Common Shares Reserved for Issuance

Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of September 30, 2014 and December 31, 2013. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding. There were no shares of convertible preferred stock outstanding as of September 30, 2014 or December 31, 2013.

As of September 30, 2014 and December 31, 2013, we had reserved shares of common stock for issuance as follows (in thousands):

	As of September 30,	As of December 31,
	2014	2013
Reserved under stock award plans	41,171	40,226
Warrants to purchase common stock	—	312
ESPP	3,273	2,500
Total	44,444	43,038

11. Equity Award Plans

We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors, and consultants. Awards granted under the

2013 Plan vest over the periods determined by the Board of Directors or compensation committee of the Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Approximately 13.8 million shares of our common stock was reserved for future grants as of September 30, 2014 under the 2013 Plan.

Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. As of September 30, 2014, an aggregate of 3,272,660 shares of common stock were available for future issuance under our ESPP, including 1,377,575 shares of common stock that became available under the ESPP on January 1, 2014 pursuant to the provisions of the ESPP that automatically increase the share reserve under such plan each year.

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

Stock Option Activity

A summary of the activity for our stock option changes during the reporting periods and a summary of information related to options exercisable, vested, and expected to vest are presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance— December 31, 2013	27,422	$5.82		8.30	$1,036,224
Granted	676	72.60	$72.60
Exercised	(5,468)	2.90			210,389
Cancelled	(1,369)	8.88
Assumed in acquisition	63	20.60
Balance— September 30, 2014	21,324	$8.53		7.55	$499,899
Options vested and expected to vest—September 30, 2014	20,761	$8.40		7.52	$488,605
Options exercisable—September 30, 2014	9,261	$4.07		6.55	$245,347

Restricted Stock Award ("RSA") and Restricted Stock Unit ("RSU") Activity

A summary of restricted stock awards and restricted stock units are presented below (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance— December 31, 2013	3,602		1.70	$157,108
Granted	5,741	$43.84
Vested	(779)
Cancelled/forfeited	(523)
Unvested balance —September 30, 2014	8,041		1.77	245,722
Expected to vest—September 30, 2014	7,476		1.77	$228,465

We issued into escrow 241,362 restricted stock awards, with an estimated fair value of $6.4 million, for certain employees from the nPulse acquisition. These awards will be released from escrow to such employees if specified performance milestones are met within approximately three and a half years from May 2014, the acquisition date. These awards are also contingent upon the related employees’ continuous employment with us, and we have determined that it is probable that such performance milestones will be met. As such, compensation expense is being recorded over the requisite service period of three and half years. These restricted stock awards are reflected within amounts granted in the table above.

Stock-Based Compensation

We record stock-based compensation based on the fair value of stock options on grant date using the Black-Scholes option-pricing model. We determine the fair value of shares of common stock to be issued under the ESPP using the Black-Scholes option-pricing model. The fair value of restricted stock units and restricted stock awards equals the market value of the underlying stock on the date of grant. We granted performance-based restricted stock units and restricted stock awards to certain employees which vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with us. We assess the probability of vesting at each reporting period and adjust our compensation cost based on the probability assessment. We recognize such compensation expense on a straight-line basis over the service provider’s requisite service period.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fair value of common stock	$29.79	$12.90 - $20	$27.89-$75.87	$6.05-$20.00
Risk-free interest rate	1.77%	1.6% - 2.1%	1.77%-1.96%	0.6% - 2.1%
Expected term (in years)	6	5 - 6	6	4 - 6
Volatility	51%	49% - 54%	51%-53%	49% - 54%
Dividend yield	—%	—%	—%	—%

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP:

	Nine Months Ended September 30,
	2014	2013
Fair value of common stock	$23.02	$20.00
Risk-free interest rate	0.05% - 0.09%	0.1%
Expected term (in years)	0.5 - 1.0	0.7 - 1.2
Volatility	45%	42% - 45%
Dividend yield	—%	—%

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of product revenue	$243	$143	$624	$279
Cost of subscription and services revenue	3,430	762	10,455	1,330
Research and development	7,648	2,350	20,054	4,425
Sales and marketing	22,543	3,784	47,154	5,878
General and administrative	9,296	1,775	28,320	4,432
Total	$43,160	$8,814	$106,607	$16,344
As of September 30, 2014, total compensation cost related to stock-based awards not yet recognized was $325.0 million, net of estimated forfeitures, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately three years.

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

Our benefit for income taxes for the three months ended September 30, 2014 and 2013 reflects an effective tax rate of 7.92% and 1.77%, respectively. Our benefit for income taxes for the nine months ended September 30, 2014 and 2013 reflects an effective tax rate of 7.32% and 0.27%, respectively. The tax benefit for the three and nine month periods ended September 30, 2014 is primarily due to an increase in U.S. deferred tax assets primarily related to current year operating losses and stock-based compensation for which no U.S. valuation allowance is required. The valuation allowance is not required to the extent that deferred tax liabilities on acquisition-related intangibles are available as a source of income for the U.S. deferred tax assets. The tax benefit was also partially due to the reduction in U.S. deferred tax liabilities previously established in purchase accounting, partially offset by foreign and state income tax expense. The tax benefit for the three and nine months ended September 30, 2013 is primarily due to a reduction of the U.S. valuation allowance resulting from recording a deferred tax liability on the acquisition-related intangibles for which no tax benefit will be derived, partially offset by foreign and state income tax expense.

13. Net Loss per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and warrants. Diluted net income per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the three and nine months ended September 30, 2014 and 2013, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(120,031)	$(50,926)	$(338,064)	$(118,122)
Denominator:
Weighted average number of shares outstanding—basic and diluted	144,923	31,590	140,285	21,838
Net loss per share—basic and diluted	$(0.83)	$(1.61)	$(2.41)	$(5.41)

The following outstanding options, unvested shares, warrants, and convertible preferred stock were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of September 30,
	2014	2013
Options to purchase common stock	21,324	22,707
Unvested early exercised common shares	2,676	5,240
Unvested restricted stock awards and units	8,041	2,140
Warrants to purchase common stock	—	616
ESPP shares	406	—

14. Employee Benefit Plan

401(k) Plan

We have established a 401(k) tax-deferred savings plan (the “401(k) Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. We maintain the 401(k) Plan that provides our eligible employees other than Mandiant employees with an opportunity to save for retirement on a tax-advantaged basis. In addition, we maintain a tax qualified plan for employees of the Mandiant subsidiary that was assumed in the Mandiant acquisition. All participants’

interests in their deferrals are 100% vested when contributed under both 401(k) plans. We have made no matching contributions into our 401(k) plan since inception. The Mandiant 401(k) plan provides for a match of 100% of the first 4% of an eligible employee’s compensation contributed. Matching contributions under the Mandiant 401(k) plan are 100% vested when made. Under both 401(k) plans, pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Each 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to each 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made. Our contributions to the Mandiant 401(k) plan were $0.7 million and $2.1 million for the three and nine months ended September 30, 2014, respectively.

15. Segment Information

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

Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
United States	$86,628	$30,435	$211,992	$75,793
EMEA	15,017	6,292	38,940	14,706
APAC	9,502	4,491	22,450	10,315
Other	3,064	1,434	9,298	3,476
Total revenue	$114,211	$42,652	$282,680	$104,290

For the three and nine months ended September 30, 2014, we had one customer, Carahsoft Technology Corporation, which accounted for 13% and 12% of our revenue, respectively. For the three months ended September 30, 2013, we had two customers, Carahsoft Technology Corporation and Accuvant, which accounted for 16% and 10% of our revenue, respectively, while no customers accounted for more than 10% of our revenue for the nine months ended September 30, 2013. Carahsoft Technology Corporation also accounted for 13% of our accounts receivable as of September 30, 2014.

Substantially all of our assets were attributable to operations in the United States as of September 30, 2014 and December 31, 2013.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 3, 2014. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements regarding:

•	beliefs and objectives for future operations, financial condition and prospects, including trends in revenue and other financial metrics;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to pursue opportunities in new and existing markets;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to expand internationally;

•	our ability to further penetrate our existing customer base;

•	our expectations regarding the impact that our workforce reduction plan will have on our cost structure and efficiency;

•	our expectations concerning renewal rates for subscriptions and services by existing customers;

•	cost of revenue, including changes in costs associated with production, manufacturing and customer support;

•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	our expectations concerning investments in our product development organization and in the development of our sales and marketing teams;

•	economic and industry trends or trend analysis;

•	the effects of seasonal trends on our results of operations;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies; and

•	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months
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

We released our first product, a Web Threat Prevention appliance, in 2008. Our Web Threat Prevention appliance is designed to analyze and block advanced attacks via the Web. Since that time, we have continued to enhance our product portfolio, releasing our Email Threat Prevention appliance in 2011 and our File Threat Prevention appliance in 2012. Our Email and File Threat Prevention products address advanced threats that are introduced through email attachments and file shares. Due to the scale of our customer deployments and our customers’ desire for deeper analysis of potential malicious software, we also provide management and analysis appliances, specifically our Central Management System and our Forensic Analysis System. We support and enhance the functionality of our products through our Dynamic Threat Intelligence, or DTI, cloud, a subscription service that offers global threat intelligence sharing and provides a closed-loop system that leverages the network effects of a globally distributed, automated threat analysis network.

We primarily market and sell our virtual machine-based security platform to Global 2000 companies in a broad range of industries and governments worldwide. As of September 30, 2014, we had approximately 2,750 end-customers across 67 countries, including 159 of the Fortune 500.

We have experienced rapid growth over the last several years, increasing our revenue at a compound annual growth rate of 139% from 2010 to 2013. We have also increased our number of employees from 1,678 as of December 31, 2013 to 2,402 as of September 30, 2014, largely as a result of our continued investment in research and development and sales and marketing and the associated expansion of our workforce in those functions. We expect to continue scaling our organization to meet the needs of our customers and to pursue opportunities in new and existing markets. We intend to continue to invest in the development of our sales and marketing teams, with a particular focus on expanding our network of international channel partners, hiring key sales and marketing personnel and carrying out associated marketing activities in key geographies. As of September 30, 2014, we were selling our solutions to end-customers in 67 countries, and we expect revenue from international sales to grow as a percentage of our overall revenue. We intend to continue to invest in our product development organization to enhance the functionality of our existing platform, introduce new products and subscriptions, and build upon our technology leadership. We are continuing to incur expenses in the near term for which we may not realize any long-term benefit, including expenses related to (i) continuing investments to scale our business, particularly internationally; (ii) the reorganization of our corporate structure for improved tax efficiency; and (iii) product development and research and development, as we pursue new opportunities, enhance our product functionality, introduce new products and build upon our technology leadership in advance of, and in preparation for, our expected increase in sales and the expansion of our customer base. As a result, we are presently generating large losses, and we do not expect to be profitable for the foreseeable future. Furthermore, our cash used in operating activities has also been material in recent quarters.

During the three months ended September 30, 2014 and 2013, our revenue was $114.2 million and $42.7 million, respectively, representing year-over-year growth of 168%. During the nine months ended September 30, 2014 and 2013, our revenue was $282.7 million and $104.3 million, respectively, representing year-over-year growth of 171%. Our net losses were $120.0 million and $50.9 million for the three months ended September 30, 2014 and 2013, respectively, and $338.1 million and $118.1 million for the nine months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014, approximately 76%, 8% and 13% of our revenue came from the United States, Asia Pacific and Japan (APAC), and Europe the Middle East and Africa (EMEA), respectively. During the nine months ended September 30, 2014, approximately 75%, 8% and 14% of our revenue came from the United States, APAC, and EMEA, respectively. During the three months ended September 30, 2013, approximately 71%, 11% and 15%, and of our revenue came from the United States, APAC and EMEA, respectively. During the nine months ended September 30, 2013, approximately 73%, 10% and 14% of our revenue came from the United States, APAC and EMEA, respectively.

In December 2013, we acquired privately held Mandiant Corporation, or Mandiant, the leading provider of advanced endpoint security products and security incident response management solutions. The results of operations of Mandiant have been included in our consolidated statements of operations since December 30, 2013, the acquisition date. The addition of Mandiant’s products, subscriptions and professional services offerings has increased our product, subscription and services revenue, as we compare operations for the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013. The addition of Mandiant personnel, facilities and other expenses has increased our cost of sales and operating expenses, as we compare operations for the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013. Our results for the three and nine months ended September 30, 2014 are discussed below under “Results of Operations”.

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

In March 2014, we completed our follow-on public offering in which we issued and sold 5,582,215 shares of common stock at a price of $82.00 per share. We received aggregate proceeds of $446.5 million from the sale of shares of common stock, net of underwriters’ discounts and commissions of $11.2 million, but before deducting offering expenses of approximately $2.2 million. Another 8,417,785 shares were sold by certain selling stockholders, which included 796,846 shares sold pursuant to the exercise of vested outstanding options by our employees. We did not receive any of the proceeds from the sales of shares by the selling stockholders.

For a description of factors that may impact our future performance, see the disclosure below under "Factors Affecting our Performance.”

Our Business Model

We generate revenue from sales of our products, subscriptions and services. Our product revenue consists primarily of revenue from the sale of our threat prevention portfolio of software-based appliances, consisting of our Web Threat Prevention, Email Threat Prevention and File Threat Prevention, as well as sales of our Forensic Analysis System and Central Management System appliances. We offer this portfolio as a complete solution to protect the various entry points of a customer’s network from the next generation of cyber attacks. Because the typical customer’s network has more Web entry points to protect than email and file entry points, customers that purchase our threat prevention portfolio generally purchase more Web Threat Prevention appliances than Email or File Threat Prevention appliances. As a result, Web Threat Prevention accounts for the largest portion of our threat prevention product revenue. In addition, because most malicious attacks occur through the Web threat vector, smaller customers and customers who do not have the budget to purchase the full threat prevention portfolio often only purchase Web Threat Prevention. We introduced our Email Threat Prevention and File Threat Prevention appliances in 2011 and 2012, respectively. Both continue to grow at a steady pace.

We require customers to purchase a subscription to our DTI cloud and support and maintenance services when they purchase any part of our product portfolio. Our customers generally purchase these subscriptions and services for a one or three year term, and revenue from such subscriptions is recognized ratably over the subscription period. Sales of these subscriptions and services have increased our deferred revenue. As of September 30, 2014 and December 31, 2013, our total deferred revenue was $282.9 million and $187.5 million, respectively. For the three months ended September 30, 2014 and 2013, subscription and services revenue as a percentage of total revenue was 58% and 44%, respectively. For the nine months ended September 30, 2014 and 2013, subscription and services revenue as a percentage of total revenue was 61% and 46%, respectively. Our subscription and services revenue as a percentage of total revenue for the three and nine months ended September 30, 2014 increased over the comparative periods in the prior year as a result of sales of professional services, including our Incident Response offering, and subscriptions, including our Managed Defense offering. Subscription and services revenue as a percentage of total revenue has also increased as a result of amortization of our growing deferred revenue resulting from larger sales of subscription and services and growth in our installed base. A large contributing factor to the growth in our subscription and services revenue relates to the amortization of the initial subscription and services agreements. Renewals of such agreements have also contributed to this growth. Our renewal rate for subscription and services agreements expiring in the 12 months ended September 30, 2014 was in excess of 90%, and we expect to maintain high renewal rates in the future due to the significant value we believe these subscriptions and services add to the efficacy of our product portfolio.

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

	Three Months Ended or as of		Nine Months Ended or as of
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Product revenue	$48,375	$23,729	$110,310	$55,957
Subscription and services revenue	65,836	18,923	172,370	48,333
Total revenue	$114,211	$42,652	$282,680	$104,290
Year-over-year percentage increase	168%	95%	171%	102%
Gross margin percentage	61%	69%	57%	71%
Deferred revenue, current	160,768	71,450	160,768	71,450
Deferred revenue, non-current	122,153	59,302	122,153	59,302
Billings (non-GAAP)	165,125	70,819	378,087	158,636
Net cash used in operating activities	(46,480)	(31,725)	(131,002)	(44,424)
Free cash flow (non-GAAP)	$(70,477)	$(45,626)	$(186,468)	$(80,380)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Revenue	$114,211	$42,652	$282,680	$104,290
Add: Deferred revenue, end of period	282,921	130,752	282,921	130,752
Less: Deferred revenue, beginning of period	232,007	102,585	187,514	76,406
Billings ( non-GAAP)	$165,125	$70,819	$378,087	$158,636

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Cash flow used in operating activities	$(46,480)	$(31,725)	$(131,002)	$(44,424)
Less: purchase of property and equipment and demonstration units	23,997	13,901	55,466	35,956
Free cash flow (non-GAAP)	$(70,477)	$(45,626)	$(186,468)	$(80,380)

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

Sales Productivity. Our sales organization consists of a direct sales team, made up of field and inside sales personnel, and indirect channel sales teams to support our channel partner sales. We utilize a direct-touch sales model whereby we work with our channel partners to secure prospects, convert prospects to customers, and pursue follow-on sales opportunities. To date, we have primarily targeted large enterprise and government customers, who typically have sales cycles from three to six months. We have also recently expanded our inside sales teams to pursue customers in the small and medium enterprise, or SME, market. To be successful, we will need to further develop and optimize our indirect sales channel as, to date, we remain heavily reliant on the performance of our direct sales team.

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

We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. We calculate our renewal rate by dividing the number of renewing customers that were due for renewal in any rolling 12 month period by the number of customers that were due for renewal in that rolling 12 month period. Our renewal rate for subscription and service agreements expiring in the 12 months ended September 30, 2014 and 2013 was approximately 90%. These high renewal rates are primarily attributable to the incremental value added to our appliances by our product subscriptions and support and maintenance services. As product subscriptions and support and maintenance services represented 43% and 45% of our total revenue during the nine months ended September 30, 2014 and 2013, respectively, we expect our ability to maintain high renewal rates for these subscriptions and services to have a material impact on our future financial performance.

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

Components of Operating Results

Revenue

We generate revenue from the sales of our products, subscriptions and services. As discussed further in “Critical Accounting Policies and Estimates − Revenue Recognition” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our year ended December 31, 2013 filed with the SEC on March 3, 2014, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.
Our total revenue consists of the following:

•
Product revenue. Our product revenue is generated from sales of our Web Threat Prevention, Email Threat Prevention and File Threat Prevention appliances, as well as our Forensic Analysis System and Control Management System appliances. In June 2014, we started shipping all Email Threat Prevention appliances with software that allows customers to benefit from the product without the associated subscription services.  Consistent with our Web and File Threat Prevention products, revenue therefore is recognized at the time of shipment. From June 2014, we recognize product revenue on all appliances at the time of shipment, provided that all other revenue recognition criteria have been met.

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

Restructuring Charges

In August 2014 we implemented a restructuring plan to reduce our cost structure and improve efficiency. The expenses incurred consisted primarily of employee severance and real estate and related fixed asset charges for the consolidation of certain of our leased facilities.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments. We have historically invested our cash in money-market funds and other short-term, investment-grade securities. We expect interest income to vary each reporting period depending on our average investment balances during the period, types and mix of investments, and market interest rates.

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

	Three Months Ended September 30,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue
	(Dollars In thousands)
Revenue:
Product	$48,375	42%	$23,729	56%
Subscription and services	65,836	58%	18,923	44%
Total revenue	114,211	100%	42,652	100%
Cost of revenue:
Product	15,440	14%	7,358	17%
Subscription and services	29,488	26%	6,079	14%
Total cost of revenue	44,928	39%	13,437	31%
Total gross profit	69,283	61%	29,215	69%
Operating expenses:
Research and development	54,707	48%	20,492	48%
Sales and marketing	111,625	98%	44,414	104%
General and administrative	30,119	26%	11,704	27%
Restructuring charges	2,769	2%	—	—%
Total operating expenses	199,220	174%	76,610	179%
Operating loss	(129,937)	(113)%	(47,395)	(110)%
Interest income	228	—%	1	—%
Interest expense	(6)	—%	(243)	(1)%
Other expense, net	(636)	(1)%	(4,206)	(10)%
Loss before income taxes	(130,351)	(114)%	(51,843)	(121)%
Provision for (benefit from) income taxes	(10,320)	(9)%	(917)	(2)%
Net loss attributable to common stockholders	$(120,031)	(105)%	$(50,926)	(119)%

	Nine Months Ended September 30,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue
	(Dollars In thousands)
Revenue:
Product	$110,310	39%	$55,957	54%
Subscription and services	172,370	61%	48,333	46%
Total revenue	282,680	100%	104,290	100%
Cost of revenue:
Product	39,515	14%	18,124	17%
Subscription and services	82,286	29%	12,481	12%
Total cost of revenue	121,801	43%	30,605	29%
Total gross profit	160,879	57%	73,685	71%
Operating expenses:
Research and development	150,085	53%	44,570	43%
Sales and marketing	283,070	100%	110,577	106%
General and administrative	89,150	32%	29,385	28%
Restructuring charges	2,769	1%	—	—%
Total operating expenses	525,074	186%	184,532	177%
Operating loss	(364,195)	(129)%	(110,847)	(106)%
Interest income	456	—%	53	—%
Interest expense	(17)	—%	(519)	—%
Other expense, net	(1,018)	—%	(7,129)	(7)%
Loss before income taxes	(364,774)	(129)%	(118,442)	(113)%
Provision for (benefit from) income taxes	(26,710)	(9)%	(320)	—%
Net loss attributable to common stockholders	(338,064)	(120)%	(118,122)	(113)%

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenue

	Three Months Ended September 30,
	2014		2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$48,375	42%	$23,729	56%	$24,646	104%
Subscription and services	65,836	58%	18,923	44%	46,913	248%
Total revenue	$114,211	100%	$42,652	100%	$71,559	168%
Revenue by geographic region:
United States	$86,628	76%	$30,435	71%	$56,193	185%
EMEA	15,017	13%	6,292	15%	8,725	139%
APAC	9,502	8%	4,491	11%	5,011	112%
Other	3,064	3%	1,434	3%	1,630	114%
Total revenue	$114,211	100%	$42,652	100%	$71,559	168%

Product revenue increased by $24.6 million, or 104%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in product revenue is attributable to growth in our installed base of customers, which grew from approximately 1,300 as of September 30, 2013 to approximately 2,750 as of September 30, 2014. Additionally, product sales resulting from our acquisition of Mandiant, which was completed in December 2013, and follow-on purchases from customers expanding their initial deployments of our product portfolio also contributed to this increase in product revenue. Our Web Threat Prevention product continued to account for the largest portion of our product revenue as customers that purchase our portfolio generally purchase more Web Threat Prevention appliances than Email Threat Prevention or File Threat Prevention appliances, reflecting the fact that their networks typically have more Web entry points than email or file entry points to protect. The increase in product revenue from the inclusion of Mandiant is primarily attributable to revenue from the HX Endpoint Threat Prevention Platform.

Subscription and service revenue increased by $46.9 million, or 248%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase is comprised of an increase in professional services revenue of $17.9 million, an increase in subscription revenue of $21.7 million and an increase in support and maintenance revenue of $7.3 million. The increase in professional services revenue of $17.9 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is primarily due to professional services revenue resulting from our acquisition of Mandiant. The increase from subscription revenue of $21.7 million and the increase in support and maintenance revenue of $7.3 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is primarily due to initial customer purchases of $31.8 million, including subscription revenue resulting from our acquisition of Mandiant for the three months ended September 30, 2014. Additionally, there was an increase of $12.4 million in amortization of deferred subscription and support and maintenance revenue related to renewals for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Given our high renewal rate and increasing base of customers, we expect revenue from the amortization of deferred subscription and services revenue related to renewals to increase as a percentage of our total revenue from deferred subscription and services revenue. Our renewal rate for subscription and services agreements expiring in the 12 months ended September 30, 2014 was in excess of 90%.

Our international revenue increased $15.4 million, or 126%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, which reflects our increasing international market presence.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2014		2013		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$15,440		$7,358		$8,082	110%
Subscription and services	29,488		6,079		23,409	385%
Total cost of revenue	$44,928		$13,437		$31,491	234%
Gross margin:
Product		68%		69%
Subscription and services		55%		68%
Total gross margin		61%		69%

The cost of product revenue increased $8.1 million, or 110%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in cost of product revenue was driven primarily by an increase in product revenue and the amortization of intangible assets from our acquisition of Mandiant.

The cost of subscription and services revenue increased $23.4 million, or 385%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in cost of subscription and services revenue was primarily driven by increasing personnel costs in customer support and professional services during the three months ended September 30, 2014, including a 343% increase in headcount driven primarily by the inclusion of the professional services organization from our acquisition of Mandiant.

Gross margin decreased for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease in product gross margin was driven primarily by the amortization of intangible assets from our acquisition of Mandiant. The decrease in subscription and services gross margin was driven primarily by our increased investment in customer support personnel, international professional services personnel and infrastructure and by the amortization of intangible assets from our acquisition of Mandiant.

Operating Expenses

	Three Months Ended September 30,
	2014		2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$54,707	48%	$20,492	48%	$34,215	167%
Sales and marketing	111,625	98%	44,414	104%	67,211	151%
General and administrative	30,119	26%	11,704	27%	18,415	157%
Restructuring charges	2,769	2%	—	—%	2,769	100%
Total operating expenses	$199,220	174%	$76,610	179%	$122,610	160%
Includes stock-based compensation expense of:
Research and development	$7,648		$2,350
Sales and marketing	22,543		3,784
General and administrative	9,296		1,775
Total	$39,487		$7,909

Research and Development

Research and development expense increased $34.2 million, or 167%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily driven by a $24.8 million increase in personnel costs, largely as a result of a 104% increase in headcount, including headcount increases resulting from our acquisition of Mandiant, to support continued investment in our future product and service offerings. Additionally, overhead allocations increased by $5.1 million, primarily driven by higher facility and IT costs to support departmental expansion.

Sales and Marketing

Sales and marketing expense increased $67.2 million, or 151%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily driven by a $50.1 million increase in personnel costs, largely as a result of a 78% increase in headcount, including headcount increases resulting from our acquisition of Mandiant, as well as greater commissions associated with higher sales. Additionally, overhead allocations increased by $6.6 million, primarily driven by higher facility and IT costs to support departmental expansion, as well as a greater labor distribution from professional services involved in pre-sales activities.

General and Administrative

General and administrative expense increased $18.4 million, or 157%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily driven by a $13.6 million increase in personnel costs, largely as a result of a 72% increase in headcount, including headcount increases resulting from our acquisition of Mandiant. Additionally, the increase was driven by a $0.8 million increase in costs for professional services, primarily for accounting and legal services, and a $1.3 million increase in overhead allocations primarily driven by higher facility and IT costs to support departmental expansion.

Restructuring Charges

During the three months ended September 30, 2014, we incurred restructuring charges of approximately $2.8 million, which primarily related to employee severance charges under our workforce reduction plan initiated in August 2014. We expect substantially all of the remaining charges will be incurred by December 31, 2014. This workforce reduction plan is designed to reduce our cost structure and improve efficiency.

Interest Income

	Three Months Ended September 30,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Interest income	$228	$1	$227	22,700%

Interest income increased for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to interest earned on higher average balances in our cash and cash equivalents and investments.

Interest Expense

	Three Months Ended September 30,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Interest expense	$(6)	$(243)	$(237)	(98)%

 Interest expense decreased for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to lower bank borrowings for the three months ended September 30, 2014.

Other Expense, Net

	Three Months Ended September 30,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Other expense, net	$(636)	$(4,206)	$(3,570)	(85)%

The decrease in other expense, net for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to the absence of any expense for the fair value revaluation of our preferred stock warrant liability which we incurred during the three months ended September 30, 2013. Upon closing of our IPO in September 2013, the preferred stock warrants were converted to common stock warrants, and the warrant liability was then reclassified to stockholders’ equity. Subsequently, we no longer record any mark-to-market changes in the fair value of these warrants, and as such, there was no change in fair value of warrants during the three months ended September 30, 2014.

Benefit from Income Taxes

	Three Months Ended September 30,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Benefit from income taxes	$(10,320)	$(917)	$(9,403)	1,025%
Effective tax rate benefit	7.92%	1.77%

The tax benefit for the three months ended September 30, 2014 is primarily due to an increase in U.S. deferred tax assets primarily related to current year operating losses and stock-based compensation for which no U.S. valuation allowance is required. The valuation allowance is not required to the extent that deferred tax liabilities on the acquisition-related intangibles are available as a source of income for the U.S. deferred tax assets. The tax benefit was also partially due to the reduction in U.S. deferred tax liabilities previously established in purchase accounting, partially offset by foreign and state income tax expense. The tax benefit for the three months ended September 30, 2013 is primarily due to a reduction of the U.S. valuation allowance resulting from recording a deferred tax liability on the acquisition-related intangibles for which no tax benefit will be derived, partially offset by foreign and state income tax expense.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Revenue

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$110,310	39%	$55,957	54%	$54,353	97%
Subscription and services	172,370	61%	48,333	46%	124,037	257%
Total revenue	$282,680	100%	$104,290	100%	$178,390	171%
Revenue by geographic region:
United States	$211,992	75%	$75,793	73%	$136,199	180%
EMEA	38,940	14%	14,706	14%	24,234	165%
APAC	22,450	8%	10,315	10%	12,135	118%
Other	9,298	3%	3,476	3%	5,822	167%
Total revenue	$282,680	100%	$104,290	100%	$178,390	171%

Product revenue increased by $54.4 million, or 97%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in product revenue is attributable to growth in our installed base of customers, which grew from approximately 1,300 as of September 30, 2013 to approximately 2,750 as of September 30, 2014. Additionally, product sales resulting from our acquisition of Mandiant, which was completed in December 2013, and follow-on purchases from customers expanding their initial deployments of our product portfolio also contributed to this increase in product revenue. Our Web Threat Prevention product continued to account for the largest portion of our product revenue as customers that purchase our portfolio generally purchase more Web Threat Prevention appliances than Email Threat Prevention or File Threat Prevention appliances, reflecting the fact that their networks typically have more Web entry points than email or file entry points to protect.

Subscription and service revenue increased by $124.0 million, or 257%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase is comprised of an increase in professional services revenue of $50.4 million, an increase in subscription revenue of $54.9 million and an increase in support and maintenance revenue of $18.7 million. The increase in professional services revenue of $50.4 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is primarily due to professional services revenue resulting from our acquisition of Mandiant. The increase from subscription revenue of $54.9 million and the increase in support and maintenance revenue of $18.7 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is primarily from an increase in initial customer purchases of $80.3 million, including subscription revenue resulting from our acquisition of Mandiant. Additionally, there was an increase of $35.5 million in amortization of deferred subscription and support and maintenance revenue related to renewals for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Given our high renewal rate and increasing base of customers, we expect revenue from the amortization of deferred subscription and services revenue related to renewals to increase as a percentage of our total revenue from deferred subscription and services revenue. Our renewal rate for subscription and services agreements expiring in the 12 months ended September 30, 2014 was in excess of 90%.

Our international revenue increased $42.2 million, or 148%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, which reflects our increasing international market presence.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$39,515		$18,124		$21,391	118%
Subscription and services	82,286		12,481		69,805	559%
Total cost of revenue	$121,801		$30,605		$91,196	298%
Gross margin:
Product		64%		68%
Subscription and services		52%		74%
Total gross margin		57%		71%

The cost of product revenue increased $21.4 million, or 118%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in cost of product revenue was driven primarily by an increase in product revenue and the amortization of intangible assets resulting from our acquisition of Mandiant.

The cost of subscription and services revenue increased $69.8 million, or 559%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in cost of subscription and services revenue was primarily driven by increasing personnel costs in customer support and professional services during the nine months ended September 30, 2014, including a 343% increase in headcount driven primarily by the inclusion of the professional services organization from our acquisition of Mandiant.

Gross margin decreased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease in product gross margin was driven by the amortization of intangible assets resulting from our acquisition of Mandiant. The decrease in subscription and services gross margin was driven primarily by our increased investment in customer support personnel and infrastructure and by the amortization of intangible assets resulting from our acquisition of Mandiant.

Operating Expenses

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$150,085	53%	$44,570	43%	$105,515	237%
Sales and marketing	283,070	100%	110,577	106%	172,493	156%
General and administrative	89,150	32%	29,385	28%	59,765	203%
Restructuring charges	2,769	1%	—	—%	2,769	100%
Total operating expenses	$525,074	186%	$184,532	177%	$340,542	185%
Includes stock-based compensation expense of:
Research and development	$20,054		$4,425
Sales and marketing	47,154		5,878
General and administrative	28,320		4,432
Total	$95,528		$14,735

Research and Development

Research and development expense increased $105.5 million, or 237%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily driven by a $79.2 million increase in personnel costs, largely as a result of a 104% increase in headcount, including headcount increases resulting from our acquisition of Mandiant, to support continued investment in our future product and service offerings. Additionally, overhead allocations increased by $15.5 million, driven by higher facility and IT costs to support departmental expansion.

Sales and Marketing

Sales and marketing expense increased $172.5 million, or 156%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily driven by a $126.8 million increase in personnel costs, largely as a result of a 78% increase in headcount, including headcount increases resulting from our acquisition of Mandiant, as well as greater commissions associated with higher sales. In addition, overhead allocations increased by $11.2 million, driven by higher facility and IT costs to support departmental expansion, and amortization of intangibles increased by $9.7 million from customer relationship and trademark intangibles resulting from our acquisition of Mandiant.

General and Administrative

General and administrative expense increased $59.8 million, or 203%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily driven by a $42.0 million increase in personnel costs, largely as a result of a 72% increase in headcount, including headcount increases resulting from our acquisition of Mandiant. Additionally, the increase was driven by a $5.9 million increase in costs for professional services, including legal, audit, and tax services, and a $3.8 million increase in overhead allocations, driven by higher facility and IT costs to support departmental expansion.

Restructuring Charges

During the nine months ended September 30, 2014, we incurred restructuring charges of approximately $2.8 million, which primarily related to employee severance charges under our workforce reduction plan initiated in August 2014. We expect substantially all of the remaining charges will be incurred by December 31, 2014. This workforce reduction plan is designed to reduce our cost structure and improve efficiency.

Interest Income

	Nine Months Ended September 30,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Interest income	$456	$53	$403	760%

Interest income increased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to interest earned on higher average balances in our cash and cash equivalents and investments.

Interest Expense

	Nine Months Ended September 30,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Interest expense	$(17)	$(519)	$(502)	(97)%

 Interest expense decreased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to lower bank borrowings for the nine months ended September 30, 2014.

Other Expense, Net

	Nine Months Ended September 30,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Other expense, net	$(1,018)	$(7,129)	$(6,111)	(86)%

The decrease in other expense, net for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to the absence of any expense for the fair value revaluation of our preferred stock warrant liability which we incurred during the nine months ended September 30, 2013. Upon closing of our IPO in September 2013, the preferred stock warrants were converted to common stock warrants, and the warrant liability was then reclassified to stockholders’

equity. Subsequently, we no longer record any mark-to-market changes in the fair value of these warrants, and as such, there was no change in fair value of warrants during the nine months ended September 30, 2014.

Benefit from Income Taxes

	Nine Months Ended September 30,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Benefit from income taxes	$(26,710)	$(320)	$(26,390)	8,247%
Effective tax rate benefit	7.32%	0.27%

The tax benefit for the nine months ended September 30, 2014 is primarily due to an increase in U.S. deferred tax assets primarily related to current year operating losses and stock-based compensation for which no U.S. valuation allowance is required. The valuation allowance is not required to the extent that deferred tax liabilities on acquisition-related intangibles are available as a source of income for the U.S. deferred tax assets. The tax benefit was also partially due to reduction in U.S. deferred tax liabilities previously established in purchase accounting, partially offset by foreign and state income tax expense. The tax benefit for the nine months ended September 30, 2013 is primarily due to a reduction of the U.S. valuation allowance resulting from recording a deferred tax liability on the acquisition-related intangibles for which no tax benefit will be derived, partially offset by foreign and state income tax expense.

Liquidity and Capital Resources

	As of September 30, 2014	As of December 31, 2013
	(In thousands)
Cash and cash equivalents	$98,843	$173,918

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash used in operating activities	$(131,002)	$(44,424)
Cash used in investing activities	(412,710)	(41,464)
Cash provided by financing activities	468,637	353,398
Net increase in cash and cash equivalents	$(75,075)	$267,510

As of September 30, 2014, our cash and cash equivalents of $98.8 million were held for working capital, capital expenditures, investment in technology and business acquisition purposes, of which approximately $34.6 million was held outside of the United States. We consider the undistributed earnings of the Company’s foreign subsidiaries as of September 30, 2014 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plan for reinvestment of the Company’s foreign subsidiaries’s undistributed earnings.

In March 2014, we completed our follow-on public offering in which we issued and sold 5,582,215 shares of common stock at a price of $82.00 per share. We received aggregate proceeds of $446.5 million from the sale of shares of common stock, net of underwriters’ discounts and commissions of $11.2 million, but before deducting offering expenses of approximately $2.2 million.

In May 2014, we acquired privately held nPulse Technologies, Inc. which required the use of approximately $55.2 million in cash.

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

Operating Activities

During the nine months ended September 30, 2014, operating activities used $131.0 million in cash as a result of a net loss of $338.1 million, adjusted by non-cash charges of $145.8 million, and a net change of $61.3 million in our net operating assets and liabilities. The net change in our net operating assets and liabilities was primarily the result of a $95.1 million increase in deferred revenue, as a result of increases in sales of subscriptions and support and maintenance services, and a $25.4 million increase in accrued compensation driven by headcount increases. This increase was partially offset by a $60.0 million increase in accounts receivable resulting from growth in billings.

During the nine months ended September 30, 2013, operating activities used $44.4 million in cash as a result of a net loss of $118.1 million, adjusted by non-cash charges of $34.1 million and a net change of $39.6 million in our net operating assets and liabilities. The net change in our net operating assets and liabilities was primarily the result of a $54.4 million increase in deferred revenue as a result of increases in sales of subscriptions and support and maintenance services, a $6.1 million increase in accounts payable due to growth in our business, and a $6.5 million increase in accrued compensation as a result of the growth in our headcount. This increase was partially offset by a $20.7 million increase in accounts receivable due to greater billings and a $5.7 million increase in prepaid expenses and other assets.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2014 was $412.7 million, primarily for the purchase of marketable securities to invest a portion of the significant cash received from our follow-on public offering, and to a lesser extent, for the acquisition of nPulse and for capital expenditures to purchase property and equipment and demonstration units.

Cash used in investing activities during the nine months ended September 30, 2013 was $41.5 million, primarily for capital expenditures to purchase property and equipment and demonstration units.

Financing Activities

During the nine months ended September 30, 2014, financing activities provided $468.6 million in cash, primarily from net proceeds of $444.3 million from our follow-on public offering, and proceeds of $24.3 million from the exercise of employee stock options.

During the nine months ended September 30, 2013, financing activities provided $353.4 million in cash, primarily from net proceeds of $322.9 million from our IPO, $10.0 million from the issuance of convertible preferred stock, additional borrowings of $10.0 million under our line of credit, proceeds of $7.3 million from the collection of notes receivable from stockholders, and proceeds of $5.4 million from the exercise of stock options, partially offset by repayments on bank borrowings of $2.1 million.

Contractual Obligations and Commitments
See Note 9 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee, British Pound Sterling, Japanese Yen and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at September 30, 2014 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

Interest Rate Risk

We had cash and cash equivalents and investments of $397.9 million as of September 30, 2014, consisting of bank deposits, money market funds, commercial paper and corporate notes and bonds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On December 30, 2013, we completed the acquisition of Mandiant. We are in the process of integrating Mandiant into our systems and control environment as of September 30, 2014. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. There were no changes in our internal control over financial reporting during the three months ended September 30, 2014, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under the "Litigation" subheading in Note 9 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.  Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. Please see page 18 of this Quarterly Report on Form 10-Q for a discussion of forward-looking statements that are qualified by these risk factors. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.

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

Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our 2013 acquisition of Mandiant Corporation, or Mandiant, a provider of advanced endpoint security products and security incident response solutions. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete acquisitions that we target in the future. The risks we face in connection with acquisitions, including our acquisitions of Mandiant and nPulse, include:

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. For example, we completed our acquisition of Mandiant in December 2013, and a significant amount of the acquisition integration risks remain. Future acquisitions could also result in dilutive issuances of equity securities. For example, in December 2013, we issued approximately 16.9 million shares of common stock and assumed options to purchase approximately 4.6 million shares of our common stock in connection with our acquisition of Mandiant, and in May 2014, we issued 295,681 shares of common stock and assumed options to purchase 63,490 shares of common stock in connection with our acquisition of nPulse Technologies. There is also a risk that future acquisitions will result in the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the write-off of goodwill, any of which could harm our financial condition or operating results.

Our limited operating history makes it difficult to evaluate our current business and prospects and may increase the risk that we will not be successful.

We were founded in 2004, and our first commercially successful product was shipped in 2008. Since then, we have continued to expand our platform, both organically and through acquisitions, including through the addition of Mandiant’s endpoint threat detection, response and remediation products; advanced threat intelligence capabilities; and incident response and security consulting services. The majority of our revenue growth began in 2010. Our limited operating history and our acquisition of Mandiant in December 2013 make it difficult to evaluate our current business and prospects and plan for and model our future growth. We have encountered and will continue to encounter risks and uncertainties frequently encountered by rapidly growing companies in developing markets.

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

Our headcount increased from more than 1,600 employees as of December 31, 2013 to over 2,400 employees as of September 30, 2014. We expect our headcount to continue to grow rapidly. In addition, our number of end-customers increased from more than 1,900 to more than 2,750 over the same period. This rapid growth has placed significant demands on our management and our operational and financial infrastructure. To improve our infrastructure, we have recently implemented a new enterprise resource planning system, including revenue recognition and management software, and we plan to implement additional systems. There is no assurance that we will be able to successfully scale improvements to our enterprise resource planning system or other systems and processes in a manner that keeps pace with our growth or that such systems will be effective in preventing or detecting errors, omissions or fraud.

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

•	improving our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results; and

•	appropriately documenting and testing our IT systems and business processes.

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

Our revenue depends significantly on general economic conditions and the demand for products in the IT security market. Economic weakness, customer financial difficulties, and constrained spending on IT security may result in decreased revenue and earnings. Such factors could make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our inventory purchases, contract manufacturer relationships and other costs and expenses. In addition, concerns regarding the impact of the U.S. federal sequestration on the IT budgets of various agencies of the U.S. government, as well as continued budgetary challenges in the United States and Europe and geopolitical turmoil in many parts of the world have and may continue to put pressure on global economic conditions and overall spending on IT security. Currently, most enterprises and governments have not allocated a fixed portion of their budgets to protect against next-generation advanced cyber attacks. If we do not succeed in convincing customers that our platform should be an integral part of their overall approach to IT security and that a fixed portion of their annual IT budgets should be allocated to our platform, general reductions in IT spending by our customers are likely to have a disproportionate impact on our business, results of operations and financial condition. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union, may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our platform.

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

Our results of operations have varied significantly from period to period, and we expect that our results of operations will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to attract new and retain existing customers;

•	the budgeting cycles, seasonal buying patterns and purchasing practices of customers;

•	the timing of shipments of our products and length of our sales cycles;

•	changes in customer or reseller requirements or market needs;

•	changes in the growth rate of the IT security market, particularly the market for threat protection solutions like ours that target next-generation advanced cyber attacks;

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

•
the cost and potential outcomes of existing and future litigation, including, without limitation, the purported stockholder class action lawsuits described under the "Litigation" subheading in Note 9 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q;

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

We have incurred operating losses each year since 2004, including net losses of $120.0 million and $50.9 million in the three months ended September 30, 2014 and 2013, respectively, and net losses of $338.1 million and $118.1 million in the nine months ended September 30, 2014 and 2013, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or size of the IT security market, particularly the market for solutions that target the next generation of advanced cyber attacks, or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

We expect our revenue growth rate to decline.

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

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales, billings and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

Our results of operations may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of our sales cycle and the short-term difficulty in adjusting our operating expenses. Our results of operations depend in part on sales to large organizations. The length of our sales cycle, from proof of concept to delivery of and payment for our platform, is typically three to nine months but can be more than a year. To the extent our competitors develop products that our prospective customers view as equivalent to ours, our average sales cycle may increase. Because the length of time required to close a sale varies substantially from customer to customer, it is difficult to predict exactly when, or even if, we will make a sale with a potential customer. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is delayed. Furthermore, some sales (such as product sales) generally result in immediate recognition of revenue, while other sales, such as product subscription sales, require the recognition of revenue over periods of one year or longer typically. As a result of these factors, it is difficult for us to forecast our revenue accurately in any quarter. Because a substantial portion of our expenses are relatively fixed in the short term, our results of operations will suffer if our revenue falls below our or analysts’ expectations in a particular quarter, which could cause the price of our common stock to decline.

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

Disruptions or other business interruptions that affect the availability of our Dynamic Threat Intelligence, or DTI, cloud or other cloud-based platforms we offer or may offer could adversely impact our customer relationships as well as our overall business.

When a customer purchases one or more of our threat prevention appliances, it must also purchase a subscription to our DTI cloud for a term of either one or three years. Our DTI cloud enables global sharing of threat intelligence uploaded by any of our customers’ cloud-connected FireEye appliances. We also offer additional cloud-based platforms such as our Email Threat Prevention, Mobile Threat Prevention and Threat Analytics Platforms.

Our customers depend on the continuous availability of our DTI and other cloud-based platforms. Our cloud-based platforms are vulnerable to damage or interruption from a variety of sources, including damage or interruption caused by fire, earthquake, power loss, telecommunications or computer systems failure, cyber attack, human error, terrorist acts and war. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ networks, leaving their networks unprotected against the latest security threats.

In addition, there may also be system or network interruptions if new or upgraded systems are defective or not installed properly. Moreover, interruptions in our subscription updates could result in a failure of our DTI cloud to effectively update customers’ hardware products and thereby leave our customers more vulnerable to attacks. Interruptions or failures in our service delivery could cause customers to terminate their subscriptions with us, could adversely affect our renewal rates, and could harm our ability to attract new customers. Our business would also be harmed if our customers believe that our DTI cloud or other cloud-based platforms are unreliable.

In addition, we provide our cloud-based platforms through third-party data center hosting facilities located in the United States and other countries. While we control and have access to our servers and all of the components of our network that are located in our data centers, we do not control the operation of these facilities. The owners of the data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

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

Further, existing customers that purchase our platform have no contractual obligation to renew their subscriptions and support and maintenance services after the initial contract period, and given our limited operating history, we may not be able to accurately predict our renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our platform, our customer support, customer budgets and the pricing of our platform compared with the products and services offered by our competitors. If our customers renew their subscriptions, they may renew for shorter contract lengths or on other terms that are less economically beneficial to us. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their subscriptions or renew on less favorable terms, our revenue may grow more slowly than expected, not grow at all, or even decline.

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

We rely on our management team and other key employees and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel, including members for our board of directors, could harm our business.

Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization, including key employees obtained through our recent acquisition of Mandiant, and recent additions to our Worldwide Sales management team. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area and the Washington D.C. Area, where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting or retaining qualified personnel to fulfill our current or future needs. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, including key employees obtained through our acquisition of Mandiant, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. Also, to the extent we hire employees from mature public companies with significant financial resources, we may be subject to allegations that such employees have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product.

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

In addition, in October 2014, Promod Haque and Gaurav Garg resigned from our board of directors.  Mr. Garg’s resignation leaves a vacancy on our audit committee, while Mr. Haque’s resignation leaves a vacancy on our compensation committee and our nominating and corporate governance committee.  Under Nasdaq rules, we are required to fill the vacancy on the audit committee created by Mr. Garg’s departure by the later of (i) 180 days after the date of resignation or (ii) the date of our  2015 annual meeting of stockholders.  It may be difficult for us to successfully attract qualified individuals to join our board of directors and fill these committee assignments.

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

We believe that our intellectual property is an essential asset of our business. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to establish and protect our intellectual property rights in the United States and abroad. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and our trademarks, copyrights and patents may be held invalid or unenforceable. For example, a third party is contesting the validity of claims of two of our United States patents in Inter Partes Reviews by the U.S. Patent and Trademark Office. Any U.S. or other patents issued to us may not be sufficiently broad to protect our proprietary technologies, and given the costs of obtaining patent protection, we may choose not to seek patent protection for certain of our proprietary technologies. We may not be effective in policing unauthorized use of our intellectual property, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive, could divert management’s attention and may result in a court determining that our intellectual property rights are unenforceable. If we are not successful in cost-effectively protecting our intellectual property rights, our business, financial condition and results of operations could be harmed.

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

We depend on a limited number of third-party manufacturers, primarily Flextronics Telecom Systems, Ltd., as sole source manufacturers for our appliances used in our platform. Our reliance on third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing. Any manufacturing disruption by these third-party manufacturers could severely impair our ability to fulfill orders on time. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these manufacturers suffer delays or disruptions for any reason, experience increased manufacturing lead-times, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers would be severely impaired, and our business and results of operations would be harmed.

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

Subscription and services revenue accounts for a significant portion of our total revenue, comprising 58% and 44% for the three months ended September 30, 2014 and 2013, respectively, and comprising 61% and 46% for the nine months ended September 30, 2014 and 2013, respectively. Sales of new or renewal subscription and service contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and subscriptions, the actual or perceived efficacy of our security solutions, the prices of our products and subscriptions, the prices of products and subscriptions offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and service contracts decline, our revenue and revenue growth may decline and adversely affect our business. In addition, we recognize subscription and service revenue ratably over the term of the relevant service period, which is generally between one to five years. As a result, much of the subscription and service revenue we report each quarter is derived from subscription and service contracts that we sold in prior quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or services is not reflected in full in our results of operations until future periods. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new and renewal subscription contracts must be recognized ratably over the applicable service period. Furthermore, any increases in the average term of subscriptions contracts would result in revenue for those subscription contracts being recognized over longer periods of time.

U.S. federal, state and local government sales are subject to a number of challenges and risks that may adversely impact our business.

Sales to U.S. federal, state, and local governmental agencies have accounted for, and may in the future account for, a significant portion of our revenue. Sales to such government entities are subject to the following risks:

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

•
governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our platform, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit were to uncover improper or illegal activities; and

•
governments may require certain products to be manufactured in the United States and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements, affecting our ability to sell these products to governmental agencies.

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

The sales prices for our products, subscriptions and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and subscriptions, anticipation of the introduction of new products or subscriptions, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products and subscriptions worldwide in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions, or the effective prices we realize in our reporting currency. Furthermore, we anticipate that the sales prices and gross profits for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new product and subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain positive gross margins and achieve profitability.

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

A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our operations, financial performance and business. Evolving and changing definitions of personal data and personal information within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting technology alliance partners that may involve the sharing of data. Even the perception of privacy concerns, whether or not valid, may harm our reputation, inhibit adoption of our products by current and future customers, or adversely impact our ability to attract and retain workforce talent.

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

We have a limited history of marketing, selling, and supporting our platform internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international employees, particularly managers and other members of our international sales team, we may experience difficulties in sales productivity in, or market penetration of, foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships with our international channel partners or recruit additional channel partners, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us to include non-standard terms in customer contracts, such as extended payment or warranty terms. To the extent that we enter into customer contracts in the future that include non-standard terms related to payment, warranties, or performance obligations, our results of operations may be adversely impacted.

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

•	the uncertainty of protection for intellectual property rights in some countries;

•	general economic and political conditions in these foreign markets;

•	foreign exchange controls or tax regulations that might prevent us from repatriating cash earned outside the United States;

•	political and economic instability in some countries; and

•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate.

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

The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Since the date of our initial public offering, the price of our common stock has ranged from $24.81 to $97.35 through October 31, 2014, and the last reported sale price on October 31, 2014 was $33.99. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in how customers perceive the effectiveness of our platform in protecting against advanced cyber attacks or other reputational harm;

•	publicity concerning cyber attacks in general or high profile cyber attacks against specific organizations;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology and/or growth companies in general and of companies in the IT security industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations, and in particular, our revenue growth rates, meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts, whether as a result of our forward-looking statements, our failure to meet such expectation or otherwise;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock; or

•	departures of key personnel.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock has been highly volatile since our IPO in September 2013, and in June and July 2014, law suits alleging violations of securities laws were filed against us, our directors and certain of our executive officers. This and any future securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

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

As a public company, we are required to disclose material changes made in our internal control and procedures on a quarterly basis. On January 1, 2015, we will cease to be an "emerging growth company," as defined in the JOBS Act. Once we are no longer an emerging growth company, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. As we transition away from being an emerging growth company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

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

None.
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
(c) Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant our 2008 Stock Plan.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31, 2014	—	—	—	—
August 1 - August 31, 2014	—	—	—	—
September 1 - September 30, 2014	1,320	$1.18	—	—

Total	1,320	$1.18	—	—

(1)
Under our 2008 Stock Plan, certain participants may exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Exhibit Description

10.1†	Outside Director Compensation Policy
10.2†	Offer Letter between the Registrant and John McGee, dated July 4, 2014
10.3	Amendment to Flextronics Design and Manufacturing Services Agreement, effective as of August 1, 2013, by and among the Registrant, FireEye Ireland Limited and Flextronics Telecom Systems, Ltd.
10.4
Design Statement of Work A-1 to Flextronics Design and Manufacturing Services Agreement, dated December 4, 2013, by and among the Registrant, FireEye Ireland Limited and Flextronics Telecom Systems, Ltd.

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREEYE, INC.

Dated: November 4, 2014	By:	/s/ Michael J. Sheridan
Michael J. Sheridan
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1†	Outside Director Compensation Policy
10.2†	Offer Letter between the Registrant and John McGee, dated July 4, 2014
10.3	Amendment to Flextronics Design and Manufacturing Services Agreement, effective as of August 1, 2013, by and among the Registrant, FireEye Ireland Limited and Flextronics Telecom Systems, Ltd.
10.4
Design Statement of Work A-1 to Flextronics Design and Manufacturing Services Agreement, dated December 4, 2013, by and among the Registrant, FireEye Ireland Limited and Flextronics Telecom Systems, Ltd.

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.