Form 10-K
period 2014-12-31
FireEye, Inc.
filed 2015-03-02
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $4.3 billion, based on the closing price of such stock reported for such date on The NASDAQ Global Select Market. Shares of common stock held by each executive officer, director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock was 155,666,912 as of February 26, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” the negative and plural forms of these words and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the evolution of the threat landscape facing our customers and prospects;

•	our ability to educate the market regarding the advantages of our virtual machine-based security solution;

•	our ability to maintain an adequate rate of revenue growth;

•	our future financial and operating results;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	beliefs and objectives for future operations;

•	our ability to expand our leadership position in advanced network security;

•	our ability to attract and retain customers;

•	our ability to further penetrate our existing customer base;

•	our expectations concerning renewal rates for subscriptions and services by existing customers;

•	our ability to maintain our competitive technological advantages against new entrants in our industry;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	our ability to expand internationally;

•	the reorganization of our corporate structure and intercompany relationships and our ability to improve our overall effective tax rate;

•	the effects of increased competition in our market and our ability to compete effectively;

•	cost of revenue, including changes in costs associated with production, manufacturing and customer support;

•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	anticipated income tax rates;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	our ability to maintain our good standing with the United States and international governments and capture new contracts;

•	costs associated with defending intellectual property infringement and other claims, such as those claims discussed in “Business—Legal Proceedings”;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	the release of new products;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies; and

•	the effects of seasonal trends on our results of operations.

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

PART I
Item 1. Business
General
We provide a comprehensive cybersecurity solution for detecting, preventing and resolving advanced cyber-attacks that evade legacy signature-based security products. Our cybersecurity solutions combine our purpose-built virtual-machine technology, threat intelligence, and advanced security expertise in a suite of products and services that reduces our customers’ exposure to attacks by enabling accurate detection and rapid response. Our proprietary virtual machine-based technology delivers high efficacy detection and prevention, while also scaling in response to ever-increasing network performance requirements, to provide real-time protection to enterprises and governments worldwide. Our threat intelligence subscriptions, managed services, incident response, and consulting services complement our threat prevention products to help organizations adapt their security profile as threats evolve. This adaptive approach to cybersecurity represents a paradigm shift in how IT security has been conducted since the earliest days of the information technology industry and we believe it is imperative for organizations to invest in this new approach to protect their critical assets from the global pandemic of cybercrime, cyber espionage and cyber warfare.
The new generation of cyber-attacks on organizations, including large and small enterprises and governments worldwide, is characterized by an unprecedented escalation in the complexity and scale of advanced malware created by criminal organizations and nation-states. These modern attacks are built on dynamic, stealthy and targeted malware that penetrates defenses in multiple stages and through multiple entry points of an IT network. These highly targeted, “single-use” cyber-attacks easily circumvent legacy security solutions that rely on pattern-matching detection technologies. Additionally, because legacy solutions reference outdated signatures of past threats, they also generate a high number of false-positive alerts.
To address the shortcomings of legacy security solutions, we developed a new threat prevention platform based on our purpose-built, virtual machine-based detection engine, MVX. Our comprehensive platform combines our MVX virtualized execution engine and our cloud-based threat intelligence network to identify previously unknown threats and protect organizations at all stages of the attack lifecycle and across all primary threat vectors, including Web, email, file, endpoint and mobile.
Our over ten years of research and development in proprietary virtual machine technology, anomaly detection and associated heuristic, or experience-based, algorithms enables MVX to provide real-time, dynamic threat protection without the use of signatures while delivering high efficacy and network performance. Our MVX engine detonates, or “runs,” Web objects, suspicious attachments and files within virtual environments to detect and block the full array of next-generation threats, including attacks that leverage unknown vulnerabilities in widely used software programs, also known as “zero-day” attacks. Newly identified threats are quarantined to prevent exposure to the organization’s actual network environment, and information regarding such threats is correlated with other FireEye platforms within the organization through our management platform and sent to our Dynamic Threat Intelligence, or DTI, cloud. Our DTI cloud enables real-time global sharing of threat intelligence uploaded by our customers’ cloud-connected FireEye appliances.
In December 2013, we acquired privately held Mandiant, a leading provider of advanced endpoint security products and security incident response management solutions. FireEye and Mandiant have been strategic partners with integrated product offerings since April 2012. We believe the combination of the two companies deepens this partnership and creates the industry’s leading advanced threat protection vendor with the ability to find and stop attacks at every stage of the attack life cycle. The combination of our industry-leading security products and threat intelligence with products and services from Mandiant enables us to provide a complete solution for detecting, preventing and resolving advanced cybersecurity threats across three distinct disciplines:

•
First, Mandiant provided endpoint-based advanced threat detection and response solutions, and we have continued to develop Mandiant’s endpoint technology as part of our comprehensive advanced security platform. The integration of threat intelligence from our endpoint products with our web, email, file and mobile platforms enables security teams to enhance their visibility and make faster, more accurate decisions about potential security incidents occurring across an organization’s network and endpoints.

•
Second, Mandiant brings significant depth in intelligence on next-generation attacks and threat actors, which is continually gathered from ongoing monitoring of more than four million endpoints and by incident response and remediation teams that serve on the front lines combating the most advanced attacks. When this depth of threat intelligence is paired with the breadth of the FireEye real-time threat intelligence gathered from more than nine million virtual machines, organizations will have robust detection and contextual information about attempted attacks, including the level of risk, the identity of the attackers, and the intended target of the attacks.

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

Our cybersecurity platform includes a family of software-based appliances, cloud-based subscription services, support and maintenance and other services. Our principal threat prevention appliance families address critical vectors of attack: Web, email, file, endpoint and mobile. We also provide a family of threat prevention appliances and agents that enable rapid identification and remediation of attacks that have penetrated and are residing on an organization’s endpoints, such as desktop computers, laptops, or mobile devices. Our management appliances serve as a central nervous system unifying reporting and configuration, while monitoring and correlating attacks that simultaneously cross multiple vectors of the network, thereby increasing the efficacy of our security platform. Our management appliances enable us to share intelligence regarding threats at a local implementation level and also across the organization.
In addition, we enhance the efficacy of our solution by sharing with customers anonymized global threat data through our DTI cloud. We also offer a forensic analysis appliance that provides IT security analysts with the ability to test, characterize and conduct forensic examinations on next-generation cyber attacks by simulating their execution path with our virtual machine technology. Our cloud-based mobile threat prevention platform identifies and stops mobile threats by analyzing mobile applications within our MVX engine. Finally, we offer both incident response services to assist our customers who have been breached and our FireEye-as-a-Service managed services for comprehensive monitoring based on our security expertise.
As part of our sales strategy, we often provide prospective customers with our products for a short-term evaluation period. In such cases, our products are deployed within the prospective customer’s network, typically for a period ranging from one week to several months. During this period, the prospective customer conducts evaluations with the assistance of our system engineers and members of our security research team. These evaluations have been part of our ordinary course business practices for the past two years. In over 95% of these prospective customer evaluations, we have discovered incidents of next-generation threats that were conducting malicious activities and that successfully evaded the prospective customers’ existing security infrastructure, including traditional firewalls, next-generation firewalls, intrusion prevention systems, anti-virus software, email security and Web filtering appliances. By deploying our platform, organizations can stop inbound attacks and outbound theft of valuable intellectual property and data with a negligible false-positive rate, enabling them to avoid potentially catastrophic financial and intellectual property losses, reputational harm and damage to critical infrastructures.
Our sales model consists of a direct sales team and channel partners that collaborate to identify new sales prospects, sell products and services, and provide post-sale support. We believe this approach allows us to maintain face-to-face connectivity with our customers, including key enterprise accounts, and helps us support our partners, while leveraging their reach and capabilities. Further, we believe our leading incident response capabilities position us as a trusted advisor to our customers and offer us the opportunity to help customers prevent future breaches through the use of our products and services. As of December 31, 2014, we had approximately 3,100 end-customers, including 187 of the Fortune 500. Our customers include leading enterprises in a diverse set of industries, including telecommunications, technology, financial services, public utilities, healthcare and oil and gas, as well as leading U.S. and international governmental agencies.
For 2014, 2013 and 2012, our revenue was $425.7 million, $161.6 million and $83.3 million, respectively, representing year-over-year growth of 163% for 2014, 94% for 2013 and 148% for 2012, and our net losses were $443.8 million, $120.6 million and $35.8 million, respectively.
We primarily market and sell our virtual machine-based security platform to enterprise companies in a broad range of industries and to national, regional and local governments worldwide. Our business is geographically diversified, with 75% of our total revenue from the United States, 14% from Europe, the Middle East, and Africa (EMEA), and 8% from Asia Pacific and Japan (APAC) in 2014. As of December 31, 2014, we had approximately 3,100 end-customers, including approximately 25% of the Global 2000.
We were incorporated in Delaware in February 2004 under the name NetForts, Inc., and changed our name to FireEye, Inc. in September 2005. Our principal executive offices are located at 1440 McCarthy Blvd, Milpitas, California 95035, and our telephone number is (408) 321-6300. Our website is www.fireeye.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this report, and you should not consider information on our website to be part of this report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investors portion of our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We are organized and operate in a single segment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.
Our Products, Subscriptions and Services
Products

•
Threat Prevention Platform. Our Threat Prevention Platform consists of vector-specific appliance solutions that provide comprehensive next-generation threat protection, from network to endpoint, for both inbound and outbound network traffic that may contain sensitive information. Our portfolio of Threat Prevention solutions includes the following appliances covering the Web, email, endpoint, file and mobile threat vectors:

•
Network Threat Prevention Platform (NX Series). Our Network Security NX Series appliances are deployed in-line at enterprise Internet access points to analyze all web traffic. Utilizing our MVX engine, these appliances identify and block next-generation threats deeply embedded inside web traffic, create real-time protection descriptors from the identified threats, and capture potential multi-protocol outbound communication data from threats that may already be inside the network. Our MVX engine detects advanced attacks exploiting unknown vulnerabilities as well as malicious code embedded in common Web and multimedia content. Our MVX engine executes suspicious software against a range of browsers, plug-ins, applications, and operating environments that are instrumental in tracking malicious actions. As potential threats can sometimes enter the network via user devices and may have been resident in the network previously, our MVX engine also analyzes outbound traffic for threats that may attempt to extract sensitive information or enable control of devices within the network by communicating with servers. Using our MVX engine, our Network Security platform confirms zero-day attacks, generates real-time security intelligence and captures dynamic callback destinations to defend against attacks. In September 2013, we introduced the NX 10000, a multi-gigabit throughput appliance that can be deployed in-line at Internet egress points to block Web exploits and outbound multi-protocol callbacks. In December 2013, we introduced our NX 900 to enable threat protection at various remote and branch offices as well as at the homes of an organization’s executive officers and key personnel. In June 2014, we introduced the Network Threat Prevention Platform with IPS to consolidate advanced threat prevention with traditional security. This optimizes spend, reduces false positives illuminating attacks hidden in noise, and enables compliance while driving security across known and unknown threats. In September 2014, we introduced the NX 7500 with support for Windows and Mac OSX on the same appliance.

•
Email Threat Prevention Platform (EX Series). Our Email Threat Prevention EX Series appliances detect and stop advanced attacks that exploit unknown operating system, browser, and application vulnerabilities as well as malicious code embedded in email content. Using our MVX engine, these appliances analyze email content as well as all email attachments, including all common file and archive formats. In particular, these appliances secure networks against spear phishing emails, which bypass traditional anti-spam and reputation-based technologies. Spear phishing attacks use individually targeted content to trick users into clicking on a malicious link or opening a document, and are frequently used by cybercriminals to extract sensitive information such as user IDs and passwords. Our MVX engine actively executes, and is able to quickly identify, links to compromised websites and malicious attachments and blocks spear-phishing emails.

•
Endpoint Threat Prevention Platform (HX Series). Our Endpoint Threat Prevention Platform is an appliance and endpoint agent-based system that equips security organizations to detect, analyze and resolve security incidents on desktops, laptops and other end-user devices using the threat detection algorithms of the MVX engine. Threat intelligence and alerts are correlated between our Network Threat Prevention and Endpoint Threat Prevention platforms to provide visibility across an organization and enable rapid containment. Additionally, the HX agent collects forensic data necessary for investigation and analysis of attacks. Our Endpoint Threat Prevention can be configured to sweep for indicators of compromise at regular intervals to identify new attacks and compromised devices and is a component of our FireEye as a Service offering.

•
File Content Security (FX Series). Our FX Series appliances analyze network file servers to detect and quarantine malicious software brought into the network by users within the organization through technologies, such as online file sharing and associated collaboration tools, which bypass traditional network security solutions. These appliances analyze files using our MVX engine and detect malicious code embedded in common file types, including PDF, Microsoft Office documents, archived files, and multimedia content such as QuickTime and other video, audio and image files. Our FX Series appliances perform recursive, scheduled, and on-demand scanning of accessible network file servers to continuously identify and quarantine resident threats.

•
Mobile Threat Prevention (MX Series). Our Mobile Threat Prevention product allows organizations to identify malicious mobile apps and assess risk levels for other apps for Android and Apple devices. Using our MVX technology, we have threat intelligence from more than seven million mobile applications and assigned security and privacy risk levels for each. Our Mobile Threat Prevention platform includes a downloadable app and a management solution that can integrate with a number of the major mobile device management solutions. The management solution is available as an on-premise appliance or a cloud-based solution.

•	Security Management Products

•
Central Management System. Our Central Management System, or CMS, unifies reporting, configuration, and threat intelligence sharing and manages the overall deployment of the components of our Threat Prevention Platform. CMS appliances distribute threat intelligence from the DTI cloud and provide cross-enterprise threat data correlation to identify and block blended attacks across multiple attack vectors. CMS consolidates the management and reporting of activities in a unified security dashboard to provide a real-time view of an organization’s security profile.

•
Threat Analytics Platform (TAP). Our Threat Analytics Platform, or TAP, is a cloud-based solution that enables security teams to identify and effectively respond to cyber threats by correlating enterprise-generated security event data from any security product with real-time threat intelligence from FireEye. The platform is designed to scale by keeping as much data online and searchable as business needs demand. Search results can be exported from the user interface for use in other incident response management tools as needed.

•	Security Forensics Products

•
Forensic Analysis System (AX Series). Our Forensic Analysis System provides powerful auto-configured test environments to allow forensics teams to manually execute and inspect advanced malware, zero-day, and other advanced cyber-attacks embedded in files, email attachments, and Web objects. The Forensic Analysis System inspects single files or batches of files for malware and tracks outbound connection attempts across multiple protocols. In virtual execution mode, the Forensic Analysis System analyzes the execution path of a particular malware sample to generate a dynamic and anonymized profile that can be distributed to other FireEye appliances on the network. Malware attack profiles include identifiers of malware code, exploit URLs, and other sources of infections and attacks. To fully analyze the behavior of every unknown file, the Forensic Analysis System provides full malware life cycle analysis. Larger customers typically purchase the product to enable advanced and deeper analysis of potential malicious software outside of the real-time traffic scanning done by our Threat Prevention appliances.

•
Network Forensics Platform (PX Series). Our Network Forensics Platform appliances complement our Threat Prevention Platform by capturing and indexing full packets at extremely rapid speeds to allow organizations to investigate and resolve security incidents. Using our Network Forensics Platform in conjunction with our Threat Prevention Platform, security analysts can detect threats and view specific packets and sessions before, during, and after the attack to confirm what may have triggered a malware download or callback. This information can be used for rapid response and to develop future protective strategies.

•
Investigation Analysis System (AI Series). Our Investigative Analysis System provides a centralized, easy-to-use analytical interface to the Network Forensics Platform to provide data visualization and in-depth analytics to security analysts in a single centralized dashboard. Our Investigation Analysis System supports a number of configurations for single node and distributed architectures to optimize bandwidth and performance of metadata aggregation, queries, and analytics.

Subscription and Services

•	Product Subscriptions

•	Threat Intelligence Subscriptions
Dynamic Threat Intelligence Cloud (DTI). Our Dynamic Threat Intelligence, or DTI, cloud interconnects FireEye appliances deployed within customer networks, technology partner networks, and service providers around the world to share real-time threat intelligence. Our DTI cloud is a bi-directional system that collects threat intelligence from our appliances and our security labs and distributes updated intelligence throughout the network to provide real-time detection of advanced attacks. The network effects of a globally distributed, automated threat analysis network improve the efficacy of our Threat Prevention Platform and differentiate our security solutions. Customers are required to purchase either a one or three year DTI cloud subscription as part of their initial appliance purchase.
Advanced Threat Intelligence (ATI). Our Advanced Threat Intelligence augments our Dynamic Threat Intelligence with contextual information on threats and threat actors, including information on the identity of the attacker, likely motives, and details on attack patterns. This information can be used to search for additional compromises and enhance protective measures to prevent future attacks. ATI is an optional upgrade to our DTI Cloud subscription.
Advanced Threat Intelligence Plus (ATI+). ATI+ adds comprehensive dossiers, trends, news, and analysis on advanced cyber threat groups as well as profiles of targeted industries and information about the types of data threat groups are targeting. It also includes community threat sharing, which allows organizations to share threat intelligence with trusted partners to develop personalized community cyber defenses. Customers at this level can also benefit from our 24/7/365 critical alert and detection efficacy monitoring.
Email Threat Prevention Attachment/URL Engine. Our Email Threat Prevention Attachment/URL engine analyzes email attachments and URLs embedded in emails for next-generation threats. Customers who purchase the Email Threat Prevention appliance are also required to purchase a one or three year subscription to our Email Threat Prevention Attachment/URL engine.

Email Threat Prevention Cloud. Our Email Threat Prevention Cloud is a software-as-a-service (SaaS) offering that provides anti-spam, anti-virus protection and combats advanced attacks for cloud-based mailboxes using our MVX engine. FireEye EX Series appliances can be extended with our Email Threat Prevention Cloud, whereby the incoming emails are analyzed and quarantined by the anti-spam, anti-virus engine in the cloud to thwart known threats while the on-premise EX Series combats the advanced unknown threats and zero-day attacks.
Mobile Threat Prevention Subscription. Our Mobile Threat Prevention analysis engine uses a combination of semantic, dynamic, and behavioral analysis to give comprehensive mobile app threat assessments. Customers who purchase the Mobile Threat Prevention appliance or cloud offering are also required to purchase a per mobile device subscription of this analysis engine. In addition, we also offer a standalone subscription that provides for deeper on-demand app forensics and analysis by security analysts. Such live analysis gives organizations more visibility into the app detonation and the dynamic analysis process for mobile devices.

•	Security-as-a-Service Offerings
FireEye-as-a-Service. Our FireEye-as-a-Service offering includes our Network Security Platform and our Endpoint Security Platform solutions, managed by our security experts through our security operations centers around the world. Using automated techniques and our advanced threat intelligence, our analysts monitor and analyze network traffic, regularly sweep enterprise endpoints for new malware, and actively hunt for new attacks and adversaries. Customers receive detailed analyses of threats with the context necessary to assess risk and prioritize action, as well as recommendations for containment and response.

•	Customer Support and Consulting Services

•
Incident response and related consulting services. We have a team of cyber security experts to quickly respond to customers that have experienced a breach and help them understand the scope of the incident and quickly remediate the attack. Our cyber security experts will inform customers who is behind the attack (i.e., organized crime, nation state or malicious insider) and how much damage was done, and will work with them to recover from the incident while minimizing the impact of the event on the organization. We have performed hundreds of successful security investigations across all industries, organization sizes and technical environments. As part of our services, we can help customers scope their own security programs, provide litigation support and forensics, and assist with threat and vulnerability assessments. These consulting services are marketed under the Mandiant brand.

•
Training and professional services. We offer training services to our customers and channel partners through our training department and authorized training partners. These services are designed to provide education regarding implementation, use and functionality, and maintenance and support of our products. We also provide training on managing the stages of our sales cycle for our channel partners. We offer professional services to customers for large implementations where expert technical resources are required. We provide professional services both directly to our customers, and indirectly through our authorized partners, who provide similar services to the end-customer.

•
Customer Support and Maintenance Services. We offer technical support on our products and subscriptions. We provide multiple levels of support and have regional support centers located across the globe to help customers solve technical challenges that they may encounter. In addition to post-sales support activities, our support organization works with our product management and engineering teams to ensure the attainment of defined pre-requisite quality levels for our products and services prior to release. Like our subscription services, our support and maintenance contracts have terms of either one or three years.

Our products are designed to address security requirements for small-to-mid sized businesses, remote offices, large enterprises, governments and service providers. We offer multiple appliance models, each with various features and capabilities. The list price of our products ranges from approximately $8,000 to $350,000 based on throughput and other performance requirements.
For contributions to total revenue by significant class of revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.
Our Technology
The key technologies underlying our platform have been built from the ground up to address next-generation threats. Our foundational technologies are: (i) line rate anomaly detection, (ii) proprietary MVX, (iii) exploit stage monitoring, (iv) cross correlation, and (v) evolved network security architecture. We have built our technology over 10 years of research and development, and we believe it represents a significant competitive advantage for us.
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
Proprietary MVX Engine. Our appliances utilize a proprietary virtual execution engine to execute potentially suspicious software code. We have built our virtual execution engine to take advantage of advances in multi-core processing and run on many-core network processors. As we do not use a commercially available virtual machine, we are not encumbered by any incremental overhead beyond the execution of our environments and the detection of threats. We are also free to make modifications to the code base of our virtual execution engine, which our competitors are not able to do. Our virtual execution engine mimics operating systems and configurations of several user devices, including several popular operating systems, applications and Web browsers. Once the unknown software code is loaded into this environment, our engine monitors the software’s behavior. Using a proprietary behavior analysis technology, our appliances determine if the actions the code is taking in the virtual environment are malicious or benign. We have developed our MVX engine over the past 10 years to provide high performance next-generation threat protection while maintaining high threat detection efficacy, negligible false-positive rates, and minimal impact on network performance.
Exploit Stage Monitoring. Our appliances are able to monitor the full spectrum of data that enters the network. This allows visibility into all stages of an attack, including the exploit phase, where an attacker first compromises a program. The exploit object can be embedded in any piece of content, such as an ordinary Web page. This stage is invisible to legacy network security technologies that are focused on examining files and executables once they are written to the hard drive on a host computer. Next-generation threats often encrypt the malware file they download, making virtual execution impossible unless it has been monitored at the exploit phase. In the exploit phase, our appliance collects the encryption key necessary to properly execute the program in a virtual environment. We are also able to detect threats by running the exploit, not just the malware, through our virtual execution engine, which provides greater defense efficacy because we have an additional point at which we can detect suspicious behavior.
Multi-Vector Cross Correlation. Our MPS appliances, when deployed with the CMS appliance, communicate in real time on threat information as well as receive updates from our DTI cloud. This awareness allows our appliances, which are specific to threat vectors, to communicate threat data to each other in real time to prevent sophisticated multi-vector threats, particularly blended attacks. This cross-fertilization of traffic information enables our appliances to piece together seemingly benign components of a broader blended or multi-vector attack. Cross correlation requires MPS appliances that target different vectors and our CMS appliance to work in concert.
Evolved Network Security Architecture. Our appliances are designed to operate as part of a comprehensive architecture to defend networks against next-generation threats. This allows appliances to be deployed at the right vectors and have visibility into the traffic streams necessary to detect and block next-generation threats. The ability to monitor all traffic and file stores is critical to detecting next-generation threats that will enter through multiple vectors and move laterally across the network. This is impossible for legacy network security providers to achieve with architectures that were built around traditional threats and file scanning, which do not have visibility into the traffic sources next-generation threats utilize during attacks.
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
The Endpoint Threat Prevention Platform enables security operations teams to correlate network and endpoint activity. Organizations can automatically investigate alerts generated by FireEye Threat Prevention Platforms, log management and network security products, apply proprietary intelligence from FireEye, or sweep for IOCs, to identify the devices that have been compromised and assess the potential risk. Further, organizations can quickly triage the incident to understand the details and contain compromised endpoints with a single click.

•
Automatically investigate alerts from network- devices. Create IOCs automatically from alerts generated in network devices. Confirm threat alerts at all endpoints to identify critical issues and investigate tens or hundreds of thousands of endpoints in a matter of minutes.

•	Agent Anywhere. Investigate any endpoint even when they’re not on your network.

•	Easy to understand interface. Transform front-line analysts into investigators by making it simple and straightforward to quickly interpret data and follow up appropriately.

•
Unified endpoint dashboard. In addition, our Endpoint Threat Prevention platform provides a unified dashboard that allows administrators to view malicious activity both on conventional endpoints like PCs as well as mobile devices.

Customers
Our customer base has grown from approximately 450 end-customers at the end of 2011 to approximately 3,100 end-customers as of December 31, 2014, including 187 of the Fortune 500. We provide products, subscriptions and services to customers of varying sizes, including enterprises, governmental agencies and educational and nonprofit organizations. Our customers include leading enterprises in a diverse set of industries, including telecommunications providers, financial services entities, Internet search engines, social networking sites, stock exchanges, electrical grid operators, networking vendors, oil and gas companies, healthcare and pharmaceutical companies and leading U.S. and international governmental agencies. Our business is not dependent on any particular end-customer as no end-customer represented more than 10% of our revenue for any of the years ended December 31, 2014, 2013 and 2012. Carahsoft Technology Corporation, a reseller, accounted for approximately 11% of our revenue for the years ended December 31, 2014 and 2013. For the years ended December 31, 2013 and 2012, Accuvant, another reseller, accounted for approximately 11% and 10% of our revenue, respectively.
Backlog
Orders for services for multiple years are typically billed shortly after receipt of the order and are included in deferred revenue. The timing of revenue recognition for services may vary depending on the contractual service period or when the services are rendered. Products are shipped and billed shortly after receipt of an order. We do not believe that our product backlog at any particular time is meaningful because it is not necessarily indicative of future revenue in any given period, as the fulfillment of such orders may be delayed. Additionally, the majority of our product revenue comes from orders that are received and shipped in the same quarter.
Sales and Marketing
Sales. Our sales organization consists of a direct sales team and channel partners who work in collaboration with our direct sales team to identify new sales prospects, sell products, subscriptions and services, and provide post-sale support. Our direct field sales team is responsible for securing enterprise and government accounts globally. Our direct inside sales organization is responsible for securing medium and smaller organizations that are focused on protecting key assets. We also recently built a strategic account management team to support and expand sales within our customer base. Our sales cycle varies by industry and could last multiple months, although some deals close in only a few weeks given the typically shorter deployment time of our products as compared to traditional network security products. We also have a dedicated team focused on channel sales who work with our direct sales organization to manage the relationships with our channel partners and work with our channel partners in winning and supporting customers. We believe this direct-touch sales approach allows us to leverage the benefits of the channel as well as maintain a face-to-face connection with our customers, including key enterprise accounts. We expect to continue to grow our sales headcount in all markets, particularly in countries where we currently do not have a direct sales presence. In the quarter ended December 31, 2014, nearly a third of our engagements with prospects were led by channel partners.
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
Marketing. Our marketing is focused on building our brand reputation and the market awareness of our platform, driving customer demand and a strong sales pipeline, and working with our channel partners around the globe. Our marketing team consists primarily of corporate marketing, channel marketing, account/lead development, operations and corporate communications. Marketing activities include demand generation, advertising, product launch activities, managing our corporate Website and partner portal, trade shows and conferences, press and analyst relations, and customer awareness. We are also actively engaged in driving global thought leadership programs through blogs and media and developing rich content such as the global cyber maps and threat reports.
Technology Alliance Partners
FireEye has built a robust ecosystem of Technology Alliance Partners who, through integration and joint go-to-market efforts, extend the breadth and depth of cyber security and protection customers gain from FireEye.  Spanning multiple technology categories, including network monitoring vendors, security information and event management vendors, network equipment vendors, forensic software vendors and web application Firewall vendors. These partnerships acknowledge and help to ease the complications that enterprises face when implementing the layered security solutions required to protect against the most persistent and advanced threats. Multi-vendor, integrated solution design is made easier and the time to realize the value of the solution is accelerated.

Government Affairs
We maintain relationships with several governments around the globe. Our thought leadership in defending against next-generation threats has helped to shape the legislative, regulatory and policy environment to better enhance these governments’ individual and collective cyber posture. As part of this effort, we contribute to the evolving standard-making processes, help define best practices in various jurisdictions and help organizations of all sizes better understand the cyber threat landscape. We also help governments identify future needs and requirements. In the United States, David G. DeWalt, our Chief Executive Officer, is a member of President Obama’s National Security Telecommunications Advisory Committee, which provides recommendations to the President on how to assure vital telecommunications links through any event or crisis, and help the nation maintain a reliable, secure and resilient national communications posture. Through these and related activities, we engage on the front lines of emerging cybersecurity related public policy and use our knowledge and insight to improve the cybersecurity of our government and industry customers.
Manufacturing
The manufacturing of our security products is outsourced to principally one third-party contract manufacturer. This approach allows us to reduce our costs as it reduces our manufacturing overhead and inventory and also allows us to adjust more quickly to changing customer demand. Our manufacturing partner assembles our products using design specifications, quality assurance programs, and standards that we establish, and it procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions.
Our primary contract manufacturer is Flextronics Telecom Systems, Ltd., or Flextronics. The manufacturing agreement we have entered into with Flextronics does not provide for any minimum purchase commitments and had an initial term of one year and automatically renews for one-year terms, unless either party gives written notice to the other party not less than 90 days prior to the last day of the applicable term. Additionally, this agreement may be terminated by either party (i) with advance written notice provided to the other party, subject to certain notice period limitations, or (ii) with written notice, subject to applicable cure periods, if the other party has materially breached its obligations under the agreement.
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
Research and development expense totaled $203.2 million, $66.0 million and $16.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. We plan to continue to significantly invest in resources to conduct our research and development efforts.
Competition
We operate in the intensely competitive IT security market which is characterized by constant change and innovation. Changes in the threat landscape and broader IT infrastructures result in evolving customer requirements for the protection from next-generation threats. Several vendors have both recently introduced new products to compete with our solutions and are incorporating features to compete with our products. Our current and potential future competitors fall into six general categories:

•	large networking vendors such as Cisco and Juniper that may emulate or integrate features similar to ours into their own products;

•
large companies such as Intel, IBM and HP that have acquired large IT security specialist vendors in recent years and have the technical and financial resources to bring competitive solutions to the market;

•	independent security vendors such as Palo Alto Networks and Trend Micro that offer products that claim to perform similar functions to our platform;

•	small and large companies, including new entrants, that offer point solutions that compete with some of the features present in our platform;

•	providers of traditional IT security solutions, such as Symantec, that we may compete with in the future; and

•	other providers of incident response services.
As our market grows and new IT budgets are created to support next-generation threat protection, it will attract more highly specialized vendors as well as larger vendors that may continue to acquire or bundle their products more effectively. The principal competitive factors in our market include:

•	ability to deliver the combination of technology, intelligence and expertise necessary to combat the current threat landscape;

•	ability to detect next-generation threats by overcoming the limitations of signature-based approaches;

•	efficacy of the virtual machine technology in terms of detecting the maximum number of threats;

•	scalability, throughput and overall performance of the virtual machine technology;

•	visibility into all stages of an attack, especially the exploit phase;

•	ability to achieve low false-positive rates;

•	solutions that help detect, prevent, analyze and respond to the most advanced threats;

•	breadth and richness of the shared threat data the appliances have access to;

•	ability to process all data entering a network on premise;

•	brand awareness and reputation;

•	strength of sales and marketing efforts;

•	product extensibility and ability to integrate with other technology infrastructures;

•	price and total cost of ownership; and

•	ability to provide a comprehensive solution of products and services for detecting, preventing and resolving advanced cybersecurity threats.
We believe we compete favorably with our competitors on the basis of these factors as a result of the features and performance of our platform, the ease of integration of our products with technological infrastructures, the breadth of our services and solution offerings and the relatively low total cost of ownership of our products. However, many of our competitors have substantially greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets, deeper customer relationships, broader distribution, and larger and more mature intellectual property portfolios.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on, among other things, patents, trademarks, copyrights and trade secret laws, confidentiality safeguards and procedures, and employee non-disclosure and invention assignment agreements to protect our intellectual property rights. We have 26 issued patents and 110 patent applications pending in the United States. We also have a number of foreign counterparts of these patents and patent applications, consisting of 19 pending applications under the Patent Cooperation Treaty, four pending applications in the European Patent Office and three nationally outside the United States. Our issued patents expire between 2025 and 2031. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will result in patents of valuable breadth or applicability. In addition, any patents that may issue may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms.
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
Business Seasonality
For discussion of seasonal trends, see our quarterly results of operations discussion within "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.
Employees
As of December 31, 2014, we had approximately 2,500 employees. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never had a work stoppage, and we consider our relationship with our employees to be good.
Facilities
We currently lease approximately 223,000 square feet of space for our corporate headquarters in Milpitas, California under lease agreements that expire at various dates through 2018. We maintain additional offices throughout the United States and various international locations including, Australia, Dubai, India, Ireland, Japan, South Korea, Singapore, Taiwan, Turkey and the United Kingdom. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Legal Proceedings
The information set forth under "Litigation" in Note 9 contained in the "Notes to Consolidated Financial Statements" in Item 8 of Part II of this Annual Report on Form 10-K is incorporated herein by reference.
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
If enterprises and governments do not continue to adopt our virtual machine-based security platform for any of the reasons discussed above or for other reasons not contemplated, our sales would not grow as quickly as anticipated, or at all, and our business, results of operations and financial condition would be harmed.

If we fail to effectively manage our growth, our business, financial condition and results of operations would be harmed.
Our headcount increased from more than 1,600 employees as of December 31, 2013 to approximately 2,500 employees as of December 31, 2014. We expect our headcount to continue to grow rapidly. In addition, our number of end-customers increased from more than 1,900 to approximately 3,100 over the same period. This rapid growth has placed significant demands on our management and our operational and financial infrastructure. To improve our infrastructure, we have recently implemented a new enterprise resource planning system, including revenue recognition and management software, and we plan to implement additional systems. There is no assurance that we will be able to successfully scale improvements to our enterprise resource planning system or other systems and processes in a manner that keeps pace with our growth or that such systems will be effective in preventing or detecting errors, omissions or fraud.
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
Real or perceived defects, errors or vulnerabilities in our products or services, the misconfiguration of our products, the failure of our products or services to block malware or prevent a security breach, or the failure of customers to take action on attacks identified by our products could harm our reputation and adversely impact our business, financial position and results of operations.
Because our products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their deployment. Our products also provide our customers with the ability to customize a multitude of settings, and it is possible that a customer could misconfigure our products or otherwise fail to configure our products in an optimal manner. Such defects and misconfigurations of our products could cause our products or services to be vulnerable to security attacks, cause them to fail to secure networks and detect and block threats, or temporarily interrupt the networking traffic of our customers. In addition, because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our products and services are unable to detect or prevent. Moreover, as our products and services are adopted by an increasing number of enterprises and governments, it is possible that the individuals and organizations behind advanced malware attacks will begin to focus on finding ways to defeat our products and services. If this happens, our networks, products, services and subscriptions could be targeted by attacks specifically designed to disrupt our business and undermine the perception that our products and services are capable of providing superior IT security, which, in turn, could have a serious impact on our reputation as a provider of virtual machine-based security solutions. Any breach or perceived security breaches of our network could materially and adversely affect our business, financial condition and results of operations.
If any of our customers becomes infected with malware after using our products or services, such customer could be disappointed with our products and services, regardless of whether our products or services blocked the theft of any of such customer’s data or would have blocked such theft if configured properly. Similarly, if our products detect attacks against a customer but the customer has not permitted our products to block the theft of customer data, customers and the public may erroneously believe that our products were not effective. For any security breaches against customers that use our services, such as customers that have hired us to monitor their networks and endpoints through our own or our co-branded security operation centers, breaches against those customers may result in customers and the public believing that our products and services failed. Furthermore, if any enterprises or governments that are publicly known to use our products or services are the subject of an advanced cyber attack that becomes publicized, our other current or potential customers may look to our competitors for alternatives to our products and services. Real or perceived security breaches of our customers’ networks could cause disruption or damage to their networks or other negative consequences and could result in negative publicity to us, damage to our reputation, declining sales, increased expenses and customer relations issues.
Furthermore, our products and services may fail to detect or prevent malware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our products and services to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our clients and the sophistication of malware, viruses and other threats. In addition, from time to time, firms test our products against other security products. Our products may fail to detect or prevent threats in any particular test for a number of reasons, including misconfiguration. To the extent potential customers, industry analysts or testing firms believe that the occurrence of a failure to detect or prevent any particular threat is a flaw or indicates that our products or services do not provide significant value, our reputation and business could be harmed. Failure to keep pace with technological changes in the IT security industry and changes in the threat landscape could adversely affect our ability to protect against security breaches and could cause us to lose customers.
Any real or perceived defects, errors or vulnerabilities in our products and services, or any other failure of our products and services to detect an advanced threat, could result in:

•	a loss of existing or potential customers or channel partners;

•	delayed or lost revenue and harm to our financial condition and results of operations;

•	a delay in attaining, or the failure to attain, market acceptance;

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
Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our 2013 acquisition of Mandiant Corporation, or Mandiant, a provider of advanced endpoint security products and security incident response solutions and our 2014 acquisition of nPulse Technologies, or nPulse. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete acquisitions that we target in the future. The risks we face in connection with acquisitions, including our acquisitions of Mandiant and nPulse, include:

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
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. For example, we completed our acquisition of Mandiant in December 2013, and a significant amount of the acquisition integration risks remain. Future acquisitions could also result in dilutive issuances of equity securities. For example, in December 2013, we issued approximately 16.9 million shares of common stock and assumed options to purchase approximately 4.6 million shares of our common stock in connection with our acquisition of Mandiant, and in May 2014, we issued 295,681 shares of common stock and assumed options to purchase 63,490 shares of common stock in connection with our acquisition of nPulse. There is also a risk that future acquisitions will result in the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the write-off of goodwill, any of which could harm our financial condition or operating results.
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

•
the cost and potential outcomes of existing and future litigation, including, without limitation, the purported stockholder class action lawsuits described under the "Litigation" subheading in Note 9 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 8 of Part II of this Annual Report on Form 10-K;

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
We have incurred operating losses each year since 2004, including net losses of $443.8 million, $120.6 million and $35.8 million during the years ended December 31, 2014, 2013 and 2012, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or size of the IT security market, particularly the market for solutions that target the next generation of advanced cyber attacks, or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.
In addition, we may have difficulty achieving profitability under U.S. GAAP, due to stock-based compensation, intangible amortization and other non-cash charges.
We expect our revenue growth rate to decline.
From the year ended December 31, 2010 to the year ended December 31, 2014, our revenue grew from $11.8 million to $425.7 million, which represents a compounded annual growth rate of approximately 145%. We expect that, to the extent our revenue increases to higher levels, our revenue growth rate will decline, and we may not be able to generate sufficient revenue to achieve or maintain profitability. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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
Our results of operations may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of our sales cycle and the short-term difficulty in adjusting our operating expenses. Our results of operations depend in part on sales to large organizations. The length of our sales cycle, from proof of concept to delivery of and payment for our platform, is typically three to nine months but can be more than a year. To the extent our competitors develop products that our prospective customers view as equivalent to ours, our average sales cycle may increase. Because the length of time required to close a sale varies substantially from customer to customer, it is difficult to predict exactly when, or even if, we will make a sale with a potential customer. As a result, large individual sales have, in some cases, occurred in quarters subsequent to or in advance of those we anticipated, or have not occurred at all. We are billing an increasing number of large deals and the loss or delay of one or more of these large transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is delayed. Furthermore, some sales (such as product sales) generally result in immediate recognition of revenue, while other sales, such as product subscription sales, require the recognition of revenue over periods of one year or longer typically. As a result of these factors, it is difficult for us to forecast our revenue accurately in any quarter based on our internal forecasts of billings. Because a substantial portion of our expenses are relatively fixed in the short term, our results of operations will suffer if our revenue falls below our or analysts’ expectations in a particular quarter, which could cause the price of our common stock to decline.
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
As a result of customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of sales orders and generated a substantial portion of revenue during the last few weeks and days of each quarter. A significant interruption in our IT systems, which manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management, and trade compliance reviews, or our supply chain could result in delayed order fulfillment and decreased revenue for that quarter. If expected revenue at the end of any quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics or channel partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments based on trade compliance requirements, our revenue for that quarter could fall below our expectations and the estimates of market analysts, which could adversely impact our business and results of operations and cause a decline in the trading price of our common stock.
If we do not accurately anticipate and respond promptly to changes in our customers’ technologies, business plans or security needs, our competitive position and prospects could be harmed.
Many of our customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt to increasingly complex IT networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. As their technologies and business plans grow more complex, we expect these customers to face new and increasingly sophisticated methods of attack. We face significant challenges in ensuring that our platform effectively identifies and responds to these advanced and evolving attacks without disrupting our customers’ network performance. As a result of the continued rapid innovations in the technology industry, including the rapid growth of smart phones, tablets and other devices, the trend of “bring your own device” in enterprises, and the rapidly evolving Internet of Things ("IOT"), we expect the networks of our customers to continue to change rapidly and become more complex.
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
Disruptions or other business interruptions that affect the availability of our Dynamic Threat Intelligence, or DTI, cloud or other cloud-based products and services we offer or may offer could adversely impact our customer relationships as well as our overall business.
When a customer purchases one or more of our threat prevention appliances, it must also purchase a subscription to our DTI cloud for a term of either one or three years. Our DTI cloud enables global sharing of threat intelligence uploaded by any of our customers’ cloud-connected FireEye appliances. We also offer additional cloud-based platforms such as our Email Threat Prevention, Mobile Threat Prevention and Threat Analytics Platforms and provide security solutions through our own and our co-branded security operation centers.
Our customers depend on the continuous availability of our DTI and other cloud-based products and services. Our cloud-based products and services are vulnerable to damage or interruption from a variety of sources, including damage or interruption caused by fire, earthquake, power loss, telecommunications or computer systems failure, cyber attack, human error, terrorist acts and war. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ networks, leaving their networks unprotected against the latest security threats or, in the case of technical failures and downtime of security operation centers, all security threats.
In addition, there may also be system or network interruptions if new or upgraded systems are defective or not installed properly. Moreover, interruptions in our subscription updates could result in a failure of our DTI cloud to effectively update customers’ hardware products and thereby leave our customers more vulnerable to attacks. Interruptions or failures in our service delivery could cause customers to terminate their subscriptions with us, could adversely affect our renewal rates, and could harm our ability to attract new customers. Our business would also be harmed if our customers believe that our DTI cloud or other cloud-based products and services are unreliable.
In addition, we provide our cloud-based products and services through third-party data center hosting facilities located in the United States and other countries. While we control and have access to our servers and all of the components of our network that are located in our data centers, we do not control the operation of these facilities. The owners of the data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.
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
In addition, we believe that it is important to establish and maintain a corporate culture that facilitates the maintenance and transfer of institutional knowledge within our organization and also fosters innovation, teamwork, a passion for customers and a focus on execution. Our Chief Executive Officer, our President, our Senior Vice President of Worldwide Sales, our Senior Vice President of Engineering and certain other key members of our management and finance teams have only been working together for a relatively short period of time. If we are not successful in integrating these key employees into our organization, such failure could delay or hinder our product development efforts and the achievement of our strategic objectives, which could adversely affect our business, financial condition and results of operations.
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
We depend on a limited number of third-party manufacturers, primarily Flextronics Telecom Systems, Ltd., as sole source manufacturers for our appliances used in our platform. Our reliance on third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply and timing. Any manufacturing disruption by these third-party manufacturers could severely impair our ability to fulfill orders on time. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these manufacturers suffer delays or disruptions for any reason, experience increased manufacturing lead-times, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers would be severely impaired, and our business and results of operations would be harmed.
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
Subscription and services revenue accounts for a significant portion of our total revenue, comprising 58%, 45%, and 37% for the years ended December 31, 2014, 2013 and 2012, respectively. Sales of new or renewal subscription and service contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and subscriptions, the actual or perceived efficacy of our security solutions, the prices of our products and subscriptions, the prices of products and subscriptions offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and service contracts decline, our revenue and revenue growth may decline and adversely affect our business. In addition, we recognize subscription and service revenue ratably over the term of the relevant service period, which is generally between one to five years. As a result, much of the subscription and service revenue we report each quarter is derived from subscription and service contracts that we sold in prior quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or services is not reflected in full in our results of operations until future periods. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new and renewal subscription contracts must be recognized ratably over the applicable service period. Furthermore, any increases in the average term of subscriptions contracts would result in revenue for those subscription contracts being recognized over longer periods of time.
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
Our platform relies on key components, including a motherboard and chassis, which our third-party manufacturers purchase on our behalf from a sole source provider. The manufacturing operations of some of our component suppliers are geographically concentrated in Asia, which makes our supply chain vulnerable to regional disruptions. A localized health risk affecting employees at these facilities, such as the spread of a pandemic influenza, could impair the total volume of components that we are able to obtain, which could result in substantial harm to our results of operations. Similarly, a fire, flood, earthquake, tsunami or other disaster, condition or event such as political instability, terrorist act, civil unrest or a power outage that adversely affects any of these component suppliers’ facilities could significantly affect our ability to obtain the components needed for our products, which could result in a substantial loss of sales and revenue and a substantial harm to our results of operations.
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
Our business is substantially dependent on enterprises and governments recognizing that advanced cyber-attacks are pervasive and are not effectively prevented by legacy security solutions. High visibility attacks on prominent enterprises and governments have increased market awareness of the problem of advanced cyber attacks and help to provide an impetus for enterprises and governments to devote resources to protecting against advanced cyber attacks, such as testing our platform, purchasing it, and broadly deploying it within their organizations. If advanced cyber attacks were to decline, or enterprises or governments perceived that the general level of advanced cyber attacks have declined, our ability to attract new customers and expand our offerings within existing customers could be materially and adversely affected. A reduction in the threat landscape could increase our sales cycles and harm our business, results of operations and financial condition.
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
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in our stock price.
The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to assets, liabilities, revenue, expenses and related disclosures.
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
Our business is subject to regulation by various U.S. federal, state, local and foreign governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, results of operations and financial condition.

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
We have provided and may continue to provide guidance about our business and future operating results. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Furthermore, analysts and investors may develop and publish their own projections of our business, which forms a consensus about our future performance. Our business results may vary significantly from such guidance or the consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Since the date of our initial public offering, the price of our common stock has ranged from $24.81 to $97.35 through February 26, 2015, and the last reported sale price on February 26, 2015 was $45.41. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock has been highly volatile since our IPO in September 2013, and beginning in June 2014, several law suits alleging violations of securities laws were filed against us, our directors and certain of our executive officers. This and any future securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.
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
Because we are no longer an “emerging growth company” as defined in the JOBS Act, we are subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management's report for fiscal 2014 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.
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
We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or this internal control may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our internal controls.
While we were able to determine in our management's report for fiscal 2014 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest to the effectiveness of our internal controls or determine we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Milpitas, California where we currently lease approximately 223,000 square feet of space under lease agreements that expire at various dates through 2018. We maintain additional offices throughout the United States and various international locations, including Australia, Dubai, India, Ireland, Japan, South Korea, Singapore, Taiwan, Turkey and the United Kingdom. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Item 3.  Legal Proceedings
The information set forth under "Litigation" in Note 9 contained in the "Notes to Consolidated Financial Statements" in Item 8 of Part II of this Annual Report on Form 10-K is incorporated herein by reference.
Item 4.  Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, $0.0001 par value per share, began trading on The NASDAQ Global Select Market on September 20, 2013, where its prices are quoted under the symbol “FEYE.”
Holders of Record
As of December 31, 2014, there were 200 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Price Range of Our Common Stock
The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on The NASDAQ Global Select Market:

Year Ended December 31, 2014:	High	Low
First Quarter	$97.35	$40.41
Second Quarter	$65.65	$25.58
Third Quarter	$41.82	$27.06
Fourth Quarter	$34.55	$24.81

Year Ended December 31, 2013:	High	Low
Third Quarter (from September 20, 2013)	$44.89	$35.25
Fourth Quarter	$44.55	$33.30
Stock Performance Graph
The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph compares the cumulative total return of our common stock with the total return for the Standard & Poor's 500 Index and the Standard & Poor's Information Technology Index from September 20, 2013 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2014. The graph assumes that $100 was invested on September 20, 2013 in our common stock, the Standard & Poor's 500 Index and the Standard & Poor's Information Technology Index, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	9/13	9/13	10/13	11/13	12/13	1/14	2/14	3/14	4/14	5/14	6/14	7/14	8/14	9/14	10/14	11/14	12/14
FireEye, Inc.	$100.00	$115.36	$105.28	$106.58	$121.14	$202.75	$237.89	$171.03	$109.06	$91.31	$112.64	$98.61	$86.50	$84.89	$94.42	$84.14	$87.72
S&P 500	$100.00	$103.14	$107.88	$111.16	$113.98	$110.04	$115.07	$116.04	$116.90	$119.64	$122.11	$120.43	$125.25	$123.49	$126.51	$129.91	$129.58
S&P Information Technology	$100.00	$102.88	$107.61	$111.88	$116.52	$113.59	$118.86	$119.18	$119.52	$124.04	$126.94	$128.80	$133.90	$132.99	$135.27	$142.38	$139.96

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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the period covered by this Annual Report, other than those previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Use of Proceeds
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
Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant our 2008 Stock Plan during the fourth quarter of 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2014	101,153	$1.65	—	—
November 1 - November 30, 2014	—	—	—	—
December 1 - December 31, 2014	—	—	—	—

Total	101,153	$1.65	—	—

(1)
Under our 2008 Stock Plan, certain participants may exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.
Item 6. Selected Consolidated Financial Data
The following selected historical financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and the related notes appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K to fully understand the factors that may affect the comparability of the information presented below.
The statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The statements of operations for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$178,246	$88,253	$52,265	$24,888	$9,270
Subscription and services	247,416	73,299	31,051	8,770	2,495
Total revenue	425,662	161,552	83,316	33,658	11,765
Cost of revenue:
Product(1)	58,980	28,912	14,467	5,690	2,054
Subscription and services	116,113	18,853	3,163	1,590	277
Total cost of revenue	175,093	47,765	17,630	7,280	2,331
Total gross profit	250,569	113,787	65,686	26,378	9,434
Operating expenses:
Research and development(1)	203,187	66,036	16,522	7,275	5,291
Sales and marketing(1)	401,151	167,466	67,562	30,389	11,357
General and administrative(1)	121,099	52,503	15,221	4,428	1,943
Restructuring charges	4,327	—	—	—	—
Total operating expenses	729,764	286,005	99,305	42,092	18,591
Operating loss	(479,195)	(172,218)	(33,619)	(15,714)	(9,157)
Interest income	713	68	7	3	3
Interest expense	(26)	(525)	(537)	(194)	(158)
Other income (expense), net	(1,936)	(7,257)	(2,572)	(806)	(156)
Loss before income taxes	(480,444)	(179,932)	(36,721)	(16,711)	(9,468)
Provision for (benefit from) income taxes	(36,654)	(59,297)	(965)	71	13
Net loss attributable to common stockholders	$(443,790)	$(120,635)	$(35,756)	$(16,782)	$(9,481)
Net loss per share attributable to common stockholders, basic and diluted	$(3.12)	$(2.66)	$(3.28)	$(1.99)	$(1.30)
Weighted-average shares used to compute net loss per share attributable to common stockholders	142,176	45,271	10,917	8,447	7,271
(1)    Includes share-based compensation expense as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Stock-Based Compensation Expense:
Cost of product revenue	$888	$469	$115	$31	$4
Cost of subscription and services revenue	17,037	2,341	55	8	—
Research and development	28,968	6,958	1,465	148	60
Sales and marketing	66,773	10,748	1,672	360	63
General and administrative	38,186	8,342	3,536	168	10
Total stock-based compensation expense	$151,852	$28,858	$6,843	$715	$137

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$146,363	$173,918	$60,200	$10,676	$7,665
Working capital, excluding deferred revenue and costs	531,547	219,707	75,074	18,319	10,302
Total assets	1,758,881	1,376,313	125,273	35,646	15,676
Total deferred revenue	352,543	187,514	76,406	30,102	6,266
Total long-term debt, current portion	—	—	1,231	1,400	497
Total long-term debt, non-current portion	—	—	10,916	4,528	3,174
Preferred stock warrant liability	—	—	3,529	994	189
Total stockholders’ equity (deficit)	$1,250,828	$1,048,102	$5,390	$(14,651)	$1,348
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those under “Risk Factors” included in Part I, Item 1a or in other parts of this Annual Report on Form 10-K.
Overview
We provide a comprehensive cybersecurity solution for detecting, preventing and resolving advanced cyber-attacks that evade legacy signature-based security products. Our cybersecurity solutions combine our purpose-built virtual-machine technology, threat intelligence, and advanced security expertise in a suite of products and services that reduces our customers’ exposure to attacks by enabling accurate detection and rapid response. Our proprietary virtual machine-based technology delivers high efficacy detection and prevention, while also scaling in response to ever-increasing network performance requirements, to provide real-time protection to enterprises and governments worldwide. Our threat intelligence subscriptions, managed services, incident response, and consulting services complement our threat prevention products to help organizations adapt their security profile as threats evolve. This adaptive approach to cybersecurity represents a paradigm shift in how IT security has been conducted since the earliest days of the information technology industry and we believe it is imperative for organizations to invest in this new approach to protect their critical assets from the global pandemic of cybercrime, cyber-espionage and cyber-warfare.
We were founded in 2004 to address the fundamental limitations of legacy signature-based technologies in detecting and blocking sophisticated cyber-attacks. From 2004 to 2008, we focused our efforts on research and development to build our virtual machine technology. We released our first product, the Network Threat Prevention appliance, in 2008. Our Network Threat Prevention appliance is designed to analyze and block advanced attacks via the Web. Since that time, we have continued to enhance our product portfolio, releasing our Email Threat Prevention appliance in 2011 and our File Content Security appliance in 2012. Our Email Threat Prevention product and File Content Security appliance address advanced threats that are introduced through email attachments and file shares. As a result of the acquisition of Mandiant, we sell an Endpoint Threat Prevention Platform that equips organizations to detect, analyze and resolve security incidents on desktops, laptops and other end-user devices using the threat detection algorithms of the MVX engine. Our Mobile Threat Prevention service allows organizations to identify malicious mobile apps and asses risk levels of other apps for Android and Apple devices. Due to the scale of our customer deployments and our customers’ desire for deeper analysis of potential malicious software, we also provide management and analysis appliances, specifically our Central Management System, or CMS, our Threat Analytics Platform, or TAP, and our Security Forensic Products. We support and enhance the functionality of our products through our Dynamic Threat Intelligence, or DTI, and optional upgrade to Advanced Threat Intelligence, or ATI, cloud, a subscription service that offers global threat intelligence sharing and provides a closed-loop system that leverages the network effects of a globally distributed, automated threat analysis network. We have also begun to offer FireEye-as-a-Service, which includes our Network Platform and Endpoint Security Platform solutions, managed by our security experts through our security operations centers around the world. In addition to our product and subscription services, we offer professional services, including incident response and related consulting services for our customers who have experienced a cyber-security breach, or require assistance assessing the vulnerability of their networks. We also offer training services to educate customers in the implementation and use and functionality of our products, and other professional services to assist as technical resources. Our over 10 years of research and development in virtual machine technology, anomaly detection and associated heuristic algorithms have enabled us to provide signature-less threat protection against next-generation cyber-attacks.
We primarily market and sell our virtual machine-based security platform and related subscriptions and services to Global 2000 companies in a broad range of industries and governments worldwide. As of December 31, 2014, we had approximately 3,100 end-customers, including 187 of the Fortune 500.

We have experienced rapid growth over the last several years, increasing our revenue at a compound annual growth rate of 145% from 2010 to 2014. We have also increased our number of employees from 35 as of December 31, 2008 to approximately 2,500 as of December 31, 2014. We expect to continue rapidly scaling our organization to meet the needs of our customers and to pursue opportunities in new and existing markets. We intend to continue to invest in the development of our sales and marketing teams, with a particular focus on expanding our network of international channel partners, opening sales offices, hiring key sales and marketing personnel and carrying out associated marketing activities in key geographies.  As of December 31, 2014, we were selling our solution to end-customers across 76 countries, and we expect revenue from international sales to grow as a percentage of our overall revenue. We intend to continue to invest in our product development organization to enhance the functionality of our existing platform, introduce new products and subscriptions, and build upon our technology leadership. Due to our continuing investments to scale our business, particularly internationally, reorganize our corporate structure for improved tax efficiency, pursue new opportunities, enhance our product functionality, introduce new products and build upon our technology leadership in advance of, and in preparation for, our expected increase in sales and expansion of our customer base, we are continuing to incur expenses in the near term for which we may not realize any long-term benefit. As a result, we do not expect to be profitable for the foreseeable future.
During the years ended December 31, 2014, 2013 and 2012, our revenue was $425.7 million, $161.6 million and $83.3 million, representing year-over-year growth of 163%, 94% and 148%, respectively. Our net losses were $443.8 million $120.6 million and $35.8 million during the years ended December 31, 2014, 2013 and 2012, respectively. During the year ended December 31, 2014, approximately 75%, 8% and 14% of our revenue came from the United States, Asia Pacific and Japan (APAC), and Europe, the Middle East and Africa (EMEA), respectively. During the year ended December 31, 2013, approximately 72%, 10% and 14% of our revenue came from the United States, APAC and EMEA, respectively. During the year ended December 31, 2012, approximately 80%, 8% and 8% of our revenue came from the United States, APAC and EMEA, respectively.
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
In March 2014, we completed a follow-on public offering in which we issued and sold 5,582,215 shares of common stock at a price of $82.00 per share. We received aggregate proceeds of $446.5 million from the sale of shares of common stock, net of underwriters’ discounts and commissions of $11.2 million, but before deducting offering expenses of approximately $2.2 million. Another 8,417,785 shares were sold by certain selling stockholders, which included 796,846 shares sold pursuant to the exercise of vested outstanding options by our employees. We did not receive any of the proceeds from the sales of shares by the selling stockholders.
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
We have experienced rapid growth and increased demand for our products and services over the last few years. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Additionally, we face intense competition in our market, and to succeed, we need to innovate and offer products that are differentiated from existing infrastructure products, as well as effectively hire, retain, train, and motivate qualified personnel and senior management. If we are unable to successfully address these challenges, our business, operating results, and prospects could be adversely affected.
For a description of factors that may impact our future performance, see the disclosure below under “—Factors Affecting our Performance.”
Our Business Model
We generate revenue from sales of our products, subscriptions and services. Our product revenue consists primarily of revenue from the sale of our threat prevention platform of vector-specific appliances and cloud-based security solutions, consisting of Network Threat Prevention, Email Threat Prevention, Endpoint Threat Prevention, File Content Security and Mobile Threat Prevention. We also offer security management products including our Central Management System and our Threat Analytics Platform, and security forensics products including our Forensic Analysis System, Network Forensics Platform and Investigation Analysis System. We offer this portfolio as a complete solution to protect customers from the next generation of cyber-attacks at all stages of the attack lifecycle and across all primary threat vectors, including web, email, file, endpoint and mobile. Because the typical customer has more web entry points to protect than email and file entry points, customers that purchase our threat prevention portfolio generally purchase more Network Threat Prevention appliances than Email Threat Prevention or File Content Security appliances. As a result, Network Threat Prevention accounts for the largest portion of our threat prevention product revenue. In addition, because most malicious attacks occur through the web threat vector, smaller customers and customers who do not have the budget to purchase the full threat prevention portfolio often only purchase Network Threat Prevention. While we have experienced steady growth in sales of our Email Threat Prevention appliance since its introduction in 2011, these sales have not contributed as quickly to the growth in our overall product revenue because prior to June 2014, revenue associated with Email Threat Prevention was recognized ratably over the longer of the contractual term or the estimated period the customer was expected to benefit from the product. Beginning in June 2014, we started shipping all Email Threat Prevention appliances with software that allows customers to benefit from the product without the associated subscription services.As a result, revenue from sales of Email Threat Prevention appliances is now being recognized at the time of shipment, consistent with our other product offerings. Finally, we introduced our File Content Security appliance in the second quarter of 2012. To date, revenue from our File Content Security appliances represents a small percentage of our product revenue.
We require customers to purchase a subscription to our DTI cloud and support and maintenance services when they purchase any part of our product portfolio. Our customers generally purchase these subscriptions and services for a one or three year term, and revenue from such subscriptions is recognized ratably over the subscription period. Sales of these subscriptions and services have increased our deferred revenue. As of December 31, 2014 and 2013, our total deferred revenue was $352.5 million and $187.5 million, respectively. Amortization of this growing deferred revenue has increased our subscription and services revenue as a percentage of total revenue. For the years ended December 31, 2014, 2013 and 2012, subscription and services revenue as a percentage of total revenue was 58%, 45%, and 37%, respectively. While most of the growth in our subscription and services revenue during such years relates to the amortization of the initial subscription and services agreements, renewals of such agreements have also contributed to this growth. Our renewal rate for subscriptions expiring in 2014 and 2013 was in excess of 90%, and we expect to maintain high renewal rates in the future due to the significant value we believe these subscriptions and services add to the efficacy of our product portfolio.
We have also begun to offer FireEye-as-a-Service, which includes our Network Platform and Endpoint Security Platform solutions, managed by our security experts through our security operations centers around the world. In addition to our product and subscription services, we offer professional services, including incident response and related consulting services for our customers who have experienced a cyber-security breach, or require assistance assessing the vulnerability of their networks. We also offer training services to educate customers in the implementation and use and functionality of our products, and other professional services to assist as technical resources.
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

	Year Ended or as of December 31,
	2014	2013	2012
	(Dollars in thousands)
Product revenue	$178,246	$88,253	$52,265
Subscription and services revenue	247,416	73,299	31,051
Total revenue	$425,662	$161,552	$83,316
Year-over-year percentage increase	163%	94%	148%
Gross margin percentage	59%	70%	79%
Deferred revenue, current	$203,877	$110,535	$43,750
Deferred revenue, non-current	$148,666	$76,979	$32,656
Billings (non-GAAP)	$590,691	$256,561	$129,620
Net cash provided by (used in) operating activities	$(131,270)	$(69,762)	$21,500
Free cash flow (non-GAAP)	$(198,985)	$(127,322)	$2,652
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
Billings. Billings is a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles, or GAAP, plus the change in deferred revenue from the beginning to the end of the period. We consider billings to be a useful metric for management and investors, as a supplement to the corresponding GAAP measure, because billings drive deferred revenue, which is an important indicator of the health and visibility of trends in our business, and represents a significant percentage of future revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. For the year ended December 31, 2013, billings exclude the addition of $16.1 million of deferred revenue assumed in connection with the Mandiant acquisition. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Revenue	$425,662	$161,552	$83,316
Deferred revenue, end of period	352,543	187,514	76,406
Less: deferred revenue, beginning of period	187,514	76,406	30,102
Less: Mandiant deferred revenue assumed	—	16,099	—
Billings (non-GAAP)	$590,691	$256,561	$129,620
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

	Year Ended December 31,
	2014	2013	2011
	(In thousands)
Cash flow provided by (used in) operating activities	$(131,270)	$(69,762)	$21,500
Less: purchase of property and equipment and demonstration units	(67,715)	(57,560)	(18,848)
Free cash flow (non-GAAP)	$(198,985)	$(127,322)	$2,652
Net cash used in investing activities	$(382,511)	$(148,469)	$(20,215)
Net cash provided by financing activities	$486,226	$331,949	$48,239
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
Sales Productivity. Our sales organization consists of a direct sales team, made up of field and inside sales personnel, and indirect channel sales teams to support our channel partner sales. We utilize a direct-touch sales model whereby we work with our channel partners to secure prospects, convert prospects to customers, and pursue follow-on sales opportunities. To date, we have primarily targeted large enterprise and government customers, who typically have sales cycles from three to nine months, but can be more than a year. We have also recently expanded our inside sales teams to pursue customers in the small and medium enterprise, or SME, market.
Our growth strategy contemplates increased sales and marketing investments internationally. Newly hired sales and marketing resources will require several months to establish prospect relationships and drive overall sales productivity. In addition, sales teams in certain international markets will face local markets that have not had significant market education about advanced security threats that our platform addresses. All of these factors will influence the timing and overall levels of sales productivity, impacting the rate at which we will be able to convert prospects to sales and drive revenue growth.
Renewal Rates. New or existing customers that purchase one of our appliances are required to purchase a one or three year subscription to our DTI cloud and support and maintenance services. New or existing customers that purchase one of our Forensic Analysis System or Central Management System appliances are required to purchase support and maintenance services for a term of one or three years.
We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. We calculate our renewal rate by dividing the number of renewing customers that were due for renewal in any rolling 12 month period by the number of customers that were due for renewal in that rolling 12 month period. Our renewal rate at December 31, 2014 and 2013 was in excess of 90%. These high renewal rates are primarily attributable to the incremental value added to our appliances by our DTI cloud and support and maintenance services. As DTI cloud subscriptions and support and maintenance services represented 58%, 45% and 37% of our total revenue during the years ended December 31, 2014, 2013 and 2012, respectively, we expect our ability to maintain high renewal rates for these subscriptions and services to have a material impact on our future financial performance.
Follow-On Sales. After the initial sale to a new customer, we focus on expanding our relationship with such customer to sell additional products, subscriptions and services. To grow our revenue, it is important that our customers make additional purchases of our products, subscriptions and services. Sales to our existing customer base can take the form of incremental sales of appliances, subscriptions and services, either to deploy our platform into additional parts of their network or to protect additional threat vectors. Our opportunity to expand our customer relationships through follow-on sales will increase as we add new customers, broaden our product portfolio to support more threat vectors, add new services, increase network performance and enhance functionality. Follow-on sales lead to increased revenue over the lifecycle of a customer relationship and can significantly increase the return on our sales and marketing investments. With some of our most significant customers, we have realized follow-on sales that were multiples of the value of their initial purchases.
Components of Operating Results
Revenue
We generate revenue from the sales of our products, subscriptions and services. As discussed further in “—Critical Accounting Policies and Estimates—Revenue Recognition” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.
Our total revenue consists of the following:

•	Product revenue. Our product revenue is generated from sales of our appliances which we recognize at the time of shipment, provided that all other revenue recognition criteria have been met.

•
Subscription and services revenue. Subscription and services revenue is generated primarily from our DTI cloud, FireEye-as-a-Service, support and maintenance services and other professional services. Our DTI cloud subscription is determined as a percentage of the price of the related appliance. We recognize revenue from subscriptions and support and maintenance services over the one or three year contract term, as applicable. Professional services revenue, which includes incident response, are generally offered on a time-and-material basis and are recognized as the services are delivered.

Cost of Revenue
Our total cost of revenue consists of cost of product revenue and cost of subscription and services revenue. Personnel costs associated with our operations and global customer support organizations consist of salaries, benefits, bonuses and stock-based compensation. Overhead costs consist of certain facilities, depreciation and information technology costs.

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

Interest Income
Interest income consists of interest earned on our cash and cash equivalent and investment balances. We have historically invested our cash in money-market funds and other short-term, high quality investments. We expect interest income to vary each reporting period depending on our average investment balances during the period, types and mix of investments and market interest rates.
Interest Expense
Interest expense historically has consisted of interest on our outstanding debt. See Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our past debt arrangements.
Other Expense, Net
Other expense, net historically has consisted of the change in fair value of our preferred stock warrant liability. Upon the completion of our initial public offering, the preferred stock warrant liability was reclassified to stockholders’ equity, at which time it was no longer subject to fair value accounting. Other factors impacting other expense, net include gains or losses on the disposal of fixed assets, foreign currency re-measurement gains and losses and foreign currency transaction gains and losses. We expect other expense, net to fluctuate depending on foreign exchange rate movements.
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

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenue:
Product	$178,246	$88,253	$52,265
Subscription and services	247,416	73,299	31,051
Total revenue	425,662	161,552	83,316
Cost of revenue:
Product	58,980	28,912	14,467
Subscription and services	116,113	18,853	3,163
Total cost of revenue	175,093	47,765	17,630
Total gross profit	250,569	113,787	65,686
Operating expenses:
Research and development	203,187	66,036	16,522
Sales and marketing	401,151	167,466	67,562
General and administrative	121,099	52,503	15,221
Restructuring charges	4,327	—	—
Total operating expenses	729,764	286,005	99,305
Operating loss	(479,195)	(172,218)	(33,619)
Interest income	713	68	7
Interest expense	(26)	(525)	(537)
Other expense, net	(1,936)	(7,257)	(2,572)
Loss before income taxes	(480,444)	(179,932)	(36,721)
Benefit from income taxes	(36,654)	(59,297)	(965)
Net loss attributable to common stockholders	$(443,790)	$(120,635)	$(35,756)

	Year Ended December 31,
	2014	2013	2012
	(As a percentage of total revenue)
Revenue:
Product	42%	55%	63%
Subscription and services	58	45	37
Total revenue	100	100	100
Cost of revenue:
Product	14	18	17
Subscription and services	27	12	4
Total cost of revenue	41	30	21
Total gross profit	59	70	79
Operating expenses:
Research and development	48	41	20
Sales and marketing	94	104	81
General and administrative	28	32	18
Restructuring charges	1	—	—
Total operating expenses	171	177	119
Operating loss	(112)	(107)	(40)
Interest income	—	—	—
Interest expense	—	—	(1)
Other expense, net	(1)	(4)	(3)
Loss before income taxes	(113)	(111)	(44)
Benefit from income taxes	(9)	(36)	(1)
Net loss attributable to common stockholders	(104)%	(75)%	(43)%
Comparison of the Years Ended December 31, 2014 and 2013
Revenue

	Year Ended December 31,
	2014		2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$178,246	42%	$88,253	55%	$89,993	102%
Subscription and services	247,416	58	73,299	45	174,117	238
Total revenue	$425,662	100%	$161,552	100%	$264,110	163%
Revenue by geographic region:
United States	$319,144	75%	$116,730	72%	$202,414	173%
EMEA	57,721	14	22,845	14	34,876	153
APAC	34,284	8	16,004	10	18,280	114
Other	14,513	3	5,973	4	8,540	143
Total revenue	$425,662	100%	$161,552	100%	$264,110	163%
Product revenue increased by $90.0 million, or 102%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in product revenue was primarily driven by growth in our installed base of customers, which grew from approximately 2,000 as of December 31, 2013 to approximately 3,100 as of December 31, 2014, as well as follow-on purchases from customers expanding their initial deployments of our product portfolio. Our Network Threat Prevention product continued to account for the largest portion of our product revenue as customers that purchase our product portfolio generally purchase more Network Threat Prevention appliances than our other appliances, reflecting the fact that their networks typically have more Web entry points than email, file, endpoint or mobile entry points to protect.

Subscription and service revenue increased by $174.1 million, or 238%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase is comprised of an increase in subscription revenue of $78.9 million, an increase in professional services revenue of $68.7 million and an increase in support and maintenance revenue of $26.5 million. The increase in subscription revenue of $78.9 million and the increase in support and maintenance revenue of $26.5 million is primarily due to initial customer purchases of $117.9 million and subscription revenue resulting from our acquisition of Mandiant. Additionally, there is an increase of $57.4 million in the amortization of deferred subscription and support and maintenance revenue related to renewals for the year ended December 31, 2014. Given our high renewal rate and increasing base of customers, we expect revenue from the amortization of deferred subscription and services revenue related to renewals to increase as a percentage of our total revenue from deferred subscription and services revenue. Our renewal rate for subscription and services agreements expiring in the 12 months ended December 31, 2014 was in excess of 90%.
International revenue increased $61.7 million, or 138%, during the year ended December 31, 2014 compared to the year ended December 31, 2013, which reflects our increasing international market presence.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2014		2013		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$58,980		$28,912		$30,068	104%
Subscription and services	116,113		18,853		97,260	516
Total cost of revenue	$175,093		$47,765		$127,328	267%
Gross margin:
Product		67%		67%
Subscription and services		53%		74%
Total gross margin		59%		70%
The cost of product revenue increased $30.1 million, or 104%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in cost of product revenue was driven primarily by an increase in product revenue and the amortization of intangible assets from our acquisition of Mandiant.
The cost of subscription and services revenue increased $97.3 million, or 516%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in cost of subscription and services revenue was primarily driven by increasing personnel costs, including a 135% increase in headcount driven primarily by the inclusion of the professional services organization from our acquisition of Mandiant, as well as amortization of intangible assets from our acquisition of Mandiant.
Gross margin decreased for the year ended December 31, 2014 compared to the year ended December 31, 2013, driven by a substantial shift in our revenue mix wherein subscription and services revenue went from 45% of our total revenues in 2013 to 58% of our total revenues in 2014, coupled with lower margins attributable to sales of our subscription and services relative to sales of our products. The decrease in subscription and services gross margin was primarily due to our increased investment in customer support personnel and infrastructure and by the amortization of intangible assets resulting from our acquisition of Mandiant.

Operating Expenses

	Year Ended December 31,
	2014		2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$203,187	48%	$66,036	41%	$137,151	208%
Sales and marketing	401,151	94	167,466	104	233,685	140
General and administrative	121,099	28	52,503	32	68,596	131
Restructuring charges	4,327	1	—	—	4,327	100
Total operating expenses	$729,764	171%	$286,005	177%	$443,759	155%
Includes stock-based compensation expense of:
Research and development	$28,968		$6,958
Sales and marketing	66,773		10,748
General and administrative	38,186		8,342
Total	$133,927		$26,048
Research and Development
Research and development expense increased $137.2 million, or 208%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily driven by a $103.8 million increase in personnel costs, of which $22.0 million was related to stock-based compensation charges, largely as a result of a 41% increase in headcount, including a full year's impact of headcount increases resulting from our acquisition of Mandiant, to support continued investment in our future product and service offerings. Additionally, overhead allocations increased by $17.5 million, driven by higher facility and IT costs to support departmental expansion, and depreciation increased by $7.7 million related to increased capital expenditures.
Sales and Marketing
Sales and marketing expense increased $233.7 million, or 140%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily driven by a $186.1 million increase in personnel costs, of which $56.0 million was related to stock-based compensation charges, largely as a result of a 73% increase in headcount, including a full year's impact of headcount increases resulting from our acquisition of Mandiant, as well as a $45.4 million increase in commissions associated with higher sales, and increased travel costs of $11.3 million related to sales trips and attendance at marketing events. In addition, overhead allocations increased by $15.1 million, driven by higher facility and IT costs to support departmental expansion, and amortization of intangibles increased by $12.3 million from customer relationship and trademark intangibles resulting from our acquisition of Mandiant.
General and Administrative
General and administrative expense increased $68.6 million, or 131%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily driven by a $53.3 million increase in personnel costs, of which $29.8 million was related to stock-based compensation charges, largely as a result of a 73% increase in headcount, including a full year's impact of headcount increases resulting from our acquisition of Mandiant. In addition, overhead allocations increased by $5.4 million, driven by higher facility and IT costs to support departmental expansion.
Restructuring Charges
During the year ended December 31, 2014, we incurred restructuring charges of $4.3 million, of which $1.6 million related to workforce reductions and $2.7 million related to facility consolidations, as part of our plans initiated in August 2014 to reduce our cost structure and improve efficiency.

Interest Income

	Year Ended December 31,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Interest income	$713	$68	$645	949%
Interest income increased during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to interest earned on higher average balances in our cash and cash equivalents and investments. As a result of proceeds generated from our initial public offering in September 2013, we were able to pay off our debt in 2013.
Interest Expense

	Year Ended December 31,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Interest expense	$(26)	$(525)	$(499)	(95)%
Interest expense decreased during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to lower bank borrowings.
Other Expense, Net

	Year Ended December 31,		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Other expense, net	$(1,936)	$(7,257)	$(5,321)	(73)%
The decrease in other expense, net during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to the absence of any expense for the fair value revaluation of our preferred stock warrant liability during the year ended December 31, 2014. Upon the closing of our IPO in September 2013, the preferred stock warrants were converted into common stock warrants, and the warrant liability was then reclassified to stockholders’ equity. Subsequently, we no longer recorded any mark-to-market changes in the fair value of these warrants, and as such, there was no related expense during the year ended December 31, 2014.
Benefit from Income Taxes

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Benefit from income taxes	$(36,654)	$(59,297)
Effective tax rate	7.6%	33.0%
The decrease in our tax benefit from income taxes during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to recognizing fewer U.S. federal and state net operating losses and tax credits for which no valuation allowance is required because we had fewer incremental acquisition-related deferred tax liabilities available as a source of income. Our effective tax rate for the year ended December 31, 2014 was different from the U.S. statutory tax rate applied to our pretax loss primarily as the result of the recording of certain U.S. federal and state net operating losses and tax credits for which no valuation allowance is required, partially offset by different tax rates in foreign jurisdictions which are indefinitely reinvested. No valuation allowance is required to the extent of our scheduled future reversals of our acquisition-related deferred tax liabilities. Our effective tax rate for the year ended December 31, 2013 was different from the U.S. statutory tax rate applied to our pretax loss primarily due to tax benefits from the valuation allowance release on U.S. deferred tax assets offset by different tax rates in foreign jurisdictions which are indefinitely reinvested.

Comparison of the Years Ended December 31, 2013 and 2012
Revenue

	Year Ended December 31,
	2013		2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$88,253	55%	$52,265	63%	$35,988	69%
Subscription and services	73,299	45	31,051	37	42,248	136
Total revenue	$161,552	100%	$83,316	100%	$78,236	94%
Revenue by geographic region:
United States	$116,730	72%	$66,556	80%	$50,174	75%
EMEA	22,845	14	6,628	8	16,217	245
APAC	16,004	10	6,488	8	9,516	147
Other	5,973	4	3,644	4	2,329	64
Total revenue	$161,552	100%	$83,316	100%	$78,236	94%
Product revenue increased by $36.0 million, or 69%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in product revenue was primarily driven by growth in our installed base of customers, which grew from approximately 1,000 as of December 31, 2012 to approximately 2,000 as of December 31, 2013, as well as follow-on purchases from customers expanding their initial deployments of our product portfolio. Our Network Threat Prevention product accounted for the largest portion of our product revenue as customers that purchase our product portfolio generally purchase more Network Threat Prevention appliances than our other appliances, reflecting the fact that their networks typically have more Web entry points than email, file, endpoint or mobile entry points to protect.
Subscription and service revenue increased by $42.2 million, or 136%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase is comprised of an increase in subscription revenue of $24.1 million, an increase in professional services revenue of $3.2 million and an increase in support and maintenance revenue of $14.9 million. The increase in subscription revenue of $24.1 million and the increase in support and maintenance revenue of $14.9 million is primarily due to initial customer purchases of $52.0 million. Additionally, there was an increase of $18.0 million in the amortization of deferred subscription and support and maintenance revenue related to renewals for the year ended December 31, 2013. Given our high renewal rate and increasing base of customers, we expect revenue from the amortization of deferred subscription and services revenue related to renewals to increase as a percentage of our total revenue from deferred subscription and services revenue. Our renewal rate for subscription and services agreements expiring in the 12 months ending December 31, 2013 was in excess of 90%.
International revenue increased $28.1 million, or 167%, during the year ended December 31, 2013 compared to the year ended December 31, 2012, which reflects our increasing international market presence.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2013		2012		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$28,912		$14,467		$14,445	100%
Subscription and services	18,853		3,163		15,690	496
Total cost of revenue	$47,765		$17,630		$30,135	171%
Gross margin:
Product		67%		72%
Subscription and services		74%		90%
Total gross margin		70%		79%

Total cost of product revenue increased $14.4 million, or 100%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in cost of product revenue was driven primarily by an increase in product revenue and an increase in personnel costs in our manufacturing operations department, as we continued to add capacity and build out our global supply chain.
The cost of subscription and services revenue increased by $15.7 million, or 496%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in cost of subscription and services revenue was primarily driven by increased personnel costs in customer support.
Gross margin decreased for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease in product gross margin was driven by our increased investment in our manufacturing operations department to increase capacity. The decrease in subscription and services gross margin was primarily due to an increase in our investment in customer support personnel and infrastructure.
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
Research and Development
Research and development expense increased $49.5 million, or 300%, during the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to a $24.3 million increase in personnel costs and a $1.3 million increase in related consulting costs as we increased our headcount and consultants to support continued investment in our future product and service offerings, and a $2.9 million increase in nonrecurring engineering activities. Additionally, overhead allocations and depreciation related to capital expenditures for departmental expansion increased by $18.6 million during the year ended December 31, 2013.
Sales and Marketing
Sales and marketing expense increased $99.9 million, or 148%, during the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to a $56.9 million increase in personnel costs of which $13.2 million related to increased commissions for higher headcount and billings, a $4.7 million increase in depreciation expense, a $1.1 million increase in recruiting expenses related to new hires, a $6.8 million increase in travel-related costs and a $2.6 million increase in marketing activity, primarily related to an increase in lead generation services and costs associated with trade shows and conventions, website development and partner programs. The change was also attributable to a $2.0 million increase in consulting costs and a $23.8 million increase in overhead allocations driven by the increase in sales and marketing personnel.
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
Interest Expense

	Year Ended December 31,		Change
	2013	2012	Amount	%
	(Dollars in thousands)
Interest expense	$(525)	$(537)	$(12)	(2)%
The decrease in interest expense resulted from decreased bank borrowings during the year ended December 31, 2013 compared to the year ended December 31, 2012.
Other Expense, Net

	Year Ended December 31,		Change
	2013	2012	Amount	%
	(Dollars in thousands)
Other expense, net	$(7,257)	$(2,572)	$4,685	182%
The increase in other expense, net was primarily due to an increase in the estimated fair value of our preferred stock warrant liability during the year ended December 31, 2013 compared to the year ended December 31, 2012. At the time of our IPO, our preferred stock warrants were converted into common stock warrants, and the warrant liability was reclassified to stockholders’ equity. We will not incur expenses related to these warrants in future periods.
Benefit from Income Taxes

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Benefit from income taxes	$(59,297)	$(965)
Effective tax rate	33.0%	2.6%
The increase in our tax benefit from income taxes during the year ended December 31, 2013 is primarily due to the release of the valuation allowance on the majority of U.S. deferred tax assets resulting from recording a deferred tax liability on acquisition related intangibles for which no tax benefit will be derived, partially offset by different tax rates in foreign jurisdictions. The tax benefit from income taxes for the year ended December 31, 2012 is primarily due to a reduction of the valuation allowance for U.S. deferred tax assets resulting from recording a deferred tax liability on acquisition related intangibles for which no tax benefit will be derived, partially offset by an increase in pre-tax income related to international operations.
Quarterly Results of Operations
The following unaudited quarterly statements of operations data for each of the eight quarters in the period ended December 31, 2014 have been prepared on a basis consistent with our audited annual financial statements included in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited financial statements and the related notes included in this Annual Report on Form 10-K.

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(In thousands)
Revenue:
Product	$67,936	$48,375	$37,683	$24,252	$32,296	$23,729	$17,240	$14,988
Subscription and services	75,046	65,836	56,806	49,728	24,966	18,923	15,982	13,428
Total revenue	142,982	114,211	94,489	73,980	57,262	42,652	33,222	28,416
Cost of revenue:
Product	19,465	15,440	13,749	10,326	10,788	7,358	5,804	4,962
Subscription and services	33,827	29,488	27,831	24,967	6,372	6,079	4,482	1,920
Total cost of revenue	53,292	44,928	41,580	35,293	17,160	13,437	10,286	6,882
Total gross profit	89,690	69,283	52,909	38,687	40,102	29,215	22,936	21,534
Operating expenses:
Research and development	53,102	54,707	53,408	41,970	21,466	20,492	14,016	10,062
Sales and marketing	118,081	111,625	94,591	76,854	56,889	44,414	37,594	28,569
General and administrative	31,949	30,119	31,931	27,100	23,118	11,704	10,370	7,311
Restructuring charges	1,558	2,769	—	—	—	—	—	—
Total operating expenses	204,690	199,220	179,930	145,924	101,473	76,610	61,980	45,942
Operating loss	(115,000)	(129,937)	(127,021)	(107,237)	(61,371)	(47,395)	(39,044)	(24,408)
Interest income	257	228	183	45	15	1	48	4
Interest expense	(9)	(6)	(4)	(7)	(6)	(243)	(132)	(144)
Other expense, net	(917)	(636)	(329)	(54)	(128)	(4,206)	(723)	(2,200)
Loss before income taxes	(115,669)	(130,351)	(127,171)	(107,253)	(61,490)	(51,843)	(39,851)	(26,748)
Provision for (benefit from) income taxes	(9,944)	(10,320)	(10,348)	(6,042)	(58,977)	(917)	384	213
Net loss attributable to common stockholders	$(105,725)	$(120,031)	$(116,823)	$(101,211)	$(2,513)	$(50,926)	$(40,235)	$(26,961)

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(In thousands)
Revenue:
Product	48%	42%	40%	33%	56%	56%	52%	53%
Subscription and services	52	58	60	67	44	44	48	47
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product	13	13	15	14	19	17	17	17
Subscription and services	24	26	29	34	11	14	14	7
Total cost of revenue	37	39	44	48	30	31	31	24
Total gross profit	63	61	56	52	70	69	69	76
Operating expenses:
Research and development	37	48	56	57	38	48	42	35
Sales and marketing	83	98	100	104	99	104	113	101
General and administrative	22	26	34	36	40	27	32	26
Restructuring charges	1	2	—	—	—	—	—	—
Total operating expenses	143	174	190	197	177	179	187	162
Operating loss	(80)	(113)	(134)	(145)	(107)	(110)	(118)	(86)
Interest income	—	—	—	—	—	—	—	—
Interest expense	—	—	—	—	—	(1)	—	—
Other expense, net	(1)	(1)	(1)	—	—	(10)	(2)	(8)
Loss before income taxes	(81)	(114)	(135)	(145)	(107)	(121)	(120)	(94)
Provision for (benefit from) income taxes	(7)	(9)	(11)	(8)	(103)	(2)	1	1
Net loss attributable to common stockholders	(74)%	(105)%	(124)%	(137)%	(4)%	(119)%	(121)%	(95)%

Quarterly Revenue Trends
Our quarterly revenue increased both year-over-year and sequentially for all periods presented, primarily due to increased sales to new customers, continued growth in our installed base of customers and our December 2013 acquisition of Mandiant. Comparisons of our year-over-year total quarterly revenue are more meaningful than comparisons of our sequential results, due to seasonality in the sale of our products, and to a lesser extent, subscriptions and services. Our fourth quarter has historically been our strongest quarter for sales as a result of large enterprise buying patterns. While we believe that these seasonal trends have affected, and will continue to affect, our quarterly results, our rapid growth has largely masked seasonal trends to date. We believe that our business may become more seasonal in the future. Historical patterns in our business may not be a reliable indicator of our future sales activity or performance.
Quarterly Gross Margin Trends
Total gross profit increased year-over-year for all periods presented. Total gross margin, or gross profit as a percentage of revenue, was relatively consistent over periods in 2013, and has steadily increased over periods in 2014, despite the initial decline at the beginning of 2014 when we began recognizing full quarterly results of operations from our acquisition of Mandiant; primarily a service provider. Fluctuations in our gross margin are primarily due to shifts in the mix of sales between products and subscriptions and services, as well as the types and volumes of products sold.
Quarterly Expense Trends
Total operating expenses increased year-over-year for all periods presented primarily due to the addition of personnel, both through acquisitions and organically, to expand our business and our continuous investment in the system infrastructure required to manage our growth and develop and promote our products and subscription and services. Research and development expense increased sequentially over all periods through the third quarter of 2014, as we increased our headcount to support continued investment in our future product and subscription and services offerings. Sales and marketing expense increased significantly on a sequential basis over all periods through the fourth quarter of 2014, due to increased personnel costs related to headcount increases, higher commissions expense related to higher sales, and an increase in overhead allocations associated with the increased headcount. General and administrative expense increased on a sequential basis over all periods through the second quarter of 2014, due to increased personnel costs associated with greater headcount to support the requirements of operating as a public company. General and administrative expense increased significantly in the three months ended December 31, 2013 compared to three months ended September 30, 2013, primarily due to $8.5 million of acquisition-related expenses incurred in connection with the acquisition of Mandiant. During the third quarter of 2014 we initiated a series of business restructuring plans to reduce our cost structure and improve efficiency, resulting in workforce reductions and facility consolidations. As a result, during the fourth quarter of 2014 when these activities were substantially complete, our expenses remained relatively consistent due to a very small net change in personnel during the quarter.
Liquidity and Capital Resources

	As of December 31,
	2014	2013
	(In thousands)
Cash and cash equivalents	$146,363	$173,918

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash provided by (used in) operating activities	$(131,270)	$(69,762)	$21,500
Cash used in investing activities	(382,511)	(148,469)	(20,215)
Cash provided by financing activities	486,226	331,949	48,239
Net increase (decrease) in cash and cash equivalents	$(27,555)	$113,718	$49,524
As of December 31, 2014, our cash and cash equivalents of $146.4 million were held for working capital, capital expenditures, investment in technology and business acquisition purposes, of which approximately $36.3 million was held outside of the United States. We consider the undistributed earnings of the Company’s foreign subsidiaries as of December 31, 2014 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plan for reinvestment of the Company’s foreign subsidiaries’ undistributed earnings.
Prior to our initial public offering ("IPO") in September 2013, we financed our operations primarily through private sales of equity securities and, to a lesser extent, proceeds from our bank facility and cash generated from operations. In September 2013, we completed our IPO in which we issued and sold 17,450,000 shares of common stock (inclusive of 2,275,000 shares of common stock from the full exercise of the over-allotment option granted to the underwriters) at a price of $20.00 per share. We received aggregate proceeds of $324.6 million from the sale of shares of common stock, net of underwriters’ discounts and commissions, but before deducting paid and unpaid offering expenses of approximately $3.6 million.
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
In May 2014, we acquired privately held nPulse Technologies, a performance leader in network forensics based in Charlottesville, Virginia. This purchase consisted of $55.2 million in cash, $0.1 million of equity awards assumed, and 54,319 shares of our common stock with a fair value of $1.3 million which will vest upon the achievement of certain milestones.
We believe that our existing cash and cash equivalents and short-term investments and any cash inflow from operations will be sufficient to meet our anticipated cash needs, including cash we will consume for operations, for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product and service offerings, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Operating Activities
During the year ended December 31, 2014, our operating activities used cash of $131.3 million. We incurred a net loss of $443.8 million, which included net non-cash expenses of $208.4 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense, and deferred tax benefit. Our net change in operating assets and liabilities provided cash of $104.1 million, primarily sourced from deferred revenue for $164.7 million as a result of increases in sales of subscriptions and support and maintenance services and accrued liabilities and compensation for $35.1 million as a result of the growth in our headcount and business expansion, partially offset by the use of cash related to accounts receivable for $97.2 million resulting from growth in our billings.
During the year ended December 31, 2013, our operating activities used cash of $69.8 million. We incurred a net loss of $120.6 million, which included a net non-cash benefit of $4.8 million, from our deferred tax benefit, partially offset by stock-based compensation charges and depreciation and amortization. Our net change in operating assets and liabilities provided cash of $55.6 million, primarily sourced from deferred revenue for $95.0 million as a result of increases in sales of subscriptions and support and maintenance services, accounts payable for $11.5 million due to growth in our business and accrued compensation for $19.4 million due to growth in our headcount. Our primary uses of operating cash related to accounts receivable for $35.1 million resulting from growth in our billings, prepaid and other current assets for $17.2 million, and accrued liabilities for $18.5 million, primarily due to the payment of transaction costs related to the Mandiant acquisition.
During the year ended December 31, 2012, our operating activities provided cash of $21.5 million. We incurred a net loss of $35.8 million, which included net non-cash expenses of $15.3 million, primarily consisting of stock-based compensation charges and depreciation and amortization. Our net change in operating assets and liabilities provided cash of $42.0 million, primarily sourced from deferred revenue for $46.3 million as a result of increases in sales of subscriptions and support and maintenance services, accounts payable for $6.2 million due to growth in our business and accrued compensation for $3.2 million due to growth in our headcount. Our primary uses of operating cash related to accounts receivable for $10.1 million, resulting from increased sales and prepaid expenses and other current assets for $3.8 million.
Investing Activities
Cash used in investing activities during the year ended December 31, 2014 was $382.5 million, primarily for the purchase of marketable securities to invest a significant portion of the cash received from our follow-on public offering and, to a lesser extent, for capital expenditures to purchase property and equipment and demonstration units and for the acquisition of nPulse. This use of cash was partially offset by $31.6 million received from the sales and maturities of certain marketable securities.
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

Financing Activities
During the year ended December 31, 2014, financing activities provided $486.2 million in cash, primarily from net proceeds of $444.3 million from our follow-on public offering, as well as proceeds of $41.9 million from the exercise of employee stock options, net of repurchases.
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
During the year ended December 31, 2012, financing activities provided $48.2 million in cash, primarily from $39.8 million from the issuance of convertible preferred stock, borrowings of $7.6 million under our line of credit and proceeds of $2.2 million from the exercise of stock options net of repurchases, partially offset by payments on bank borrowings of $1.4 million.
Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of December 31, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
		(In thousands)
Operating leases	$43,668	$11,091	$15,529	$7,482	$9,566
Purchase obligations	15,306	8,638	6,612	56	—
Contract manufacturer commitments	23,217	23,217	—	—	—
Total	$82,191	$42,946	$22,141	$7,538	$9,566
Total future non-cancelable minimum rental payments under operating leases of $43.7 million shown in the table above has not been reduced by future minimum sublease rentals totaling $1.1 million.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2014, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, approximately $1.3 million of unrecognized tax benefits classified as “Other long-term liabilities” in the accompanying consolidated balance sheets as of December 31, 2014, have been excluded from the contractual obligations table above. In addition, we are unable to make reasonably reliable estimates with respect to approximately $24.9 million in non-current deferred tax liabilities and have therefore excluded such liabilities from the table above. See Note 12 of our consolidated financial statements for a discussion of our income tax liabilities.
Off-Balance Sheet Arrangements
As of December 31, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Segment Information
We have one primary business activity and operate in one reportable segment.
Concentration
Carahsoft Technology Corporation, a reseller, accounted for approximately 11% of our revenue for the years ended December 31, 2014 and 2013. For the years ended December 31, 2013 and 2012, Accuvant, also a reseller, accounted for approximately 11% and 10% of our revenue, respectively. Our agreements with these resellers were made in the ordinary course of our business and may be terminated with or without cause by either party with advance notice. Although we believe we would experience some short-term disruption in the distribution of our products, subscriptions and services if these agreements were terminated, we believe such termination would not have a material adverse effect on our financial results and that alternative resellers and other channel partners exist to deliver our products to our end-customers.
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
Revenue Recognition
We generate revenue from the sales of products, subscriptions, support and maintenance, and other services primarily through our indirect relationships with our partners as well as end customers through a direct sales force. Our products include operating system software that is integrated into the appliance hardware and is deemed essential to its functionality. As a result, we account for product revenue in accordance with Accounting Standards Codification 605, Revenue Recognition, and all related interpretations, as all our security appliance deliverables include proprietary operating system software, which together deliver the essential functionality of our products.
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
Our products include principal security product families that address critical vectors of attack, including Web, email, endpoint, file and mobile. Our Network Threat Prevention, Endpoint Threat Prevention, File Content Security, Forensic Analysis System and Central Management System, and beginning in June 2014 our Email Threat Prevention, appliances and subscription services qualify as separate units of accounting. Therefore revenue from the sale of these products is recognized at the time of shipment. Historically, our Email Threat Prevention appliance could not function without the use of our Email Threat Prevention Attachment/URL Engine, which analyzes email attachments and URLs embedded in emails for next-generation threats. As such, our Email Threat Prevention and related services previously did not have stand-alone value and did not qualify as separate units of accounting. Therefore, Email Threat Prevention product revenue has historically been recognized ratably over the longer of the contractual term of the subscription services or the estimated period the customer was expected to benefit from the product, provided that all other revenue recognition criteria had been met. Beginning in June 2014, we started shipping all Email Threat Prevention appliances with software that allows customers to benefit from the product without the associated subscription services, and therefore, consistent with our Network and Endpoint Threat Prevention and File Content Security appliances, revenue is now recognized at the time of shipment.
At the time of shipment, product revenue generally meets the criteria for fixed or determinable fees as our partners receive an order from an end-customer prior to placing an order with us. In addition, payment from our partners is not contingent on the partners’ collection from their end-customers. Our partners do not stock products and do not have any stock rotation rights. We recognize subscription and support and maintenance services revenue ratably over the contractual service period, which is typically one or three years. Professional services revenue, including incident response and related consulting services for our customers who have experienced a cyber-security breach or who require assistance assessing the vulnerability of their networks, and training services revenue is recognized as the services are rendered.
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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our stock options as follows:

	Year ended December 31,
	2014	2013	2012
Fair value of common stock	$27.89 - $75.87	$6.05 - $42.37	$1.65 - $5.44
Risk-free interest rate	1.8% - 2.0%	0.6% - 2.1%	0.2% - 3.4%
Expected term (in years)	6	4 - 6	1 - 6
Volatility	51% - 53%	46% - 54%	49% - 53%
Dividend yield	—%	—%	—%
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
We account for the fair value of performance stock units ("PSUs") using the closing market price of our common stock on the date of grant. We begin recognizing compensation expense when we conclude that it is probable that the performance conditions will be achieved. We will reassess the probability of vesting at each reporting period and adjust our compensation cost based on the probability assessment.
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
Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including scheduled reversal of deferred tax liabilities, past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. For the year ended December 31, 2014, we recorded federal and state and certain foreign valuation allowances on deferred tax assets in excess of the scheduled future reversal of our acquisition-related deferred tax liabilities. For the year ended December 31, 2013, we reversed our valuation allowance on all of our

U.S. federal and certain state deferred tax assets as a result of the scheduled future reversal of acquisition-related deferred tax liabilities as of that date. As we reverse deferred tax liabilities in subsequent periods, we will re-establish a valuation allowance in these jurisdictions if it is determined that it is not more likely than not that these deferred tax assets can be realized outside of the scheduled reversal of deferred tax liabilities.
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
Goodwill
Goodwill is the excess of the aggregate purchase price paid over the fair value of the net tangible assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate as one reporting unit and have selected December 1 as the date to perform our annual impairment test. In the valuation of our goodwill, we must make assumptions regarding estimated future cash flows to be derived from our business. If these estimates or their related assumptions change in the future, we may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing our implied fair value to our net book value. In calculating our implied fair value of goodwill, our fair value would be allocated to all of the other assets and liabilities based on their fair values. The excess of our fair value over the amount assigned to our other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There was no impairment of goodwill recorded for the years ended December 31, 2014, 2013 or 2012.
Business Combinations
We account for all of our acquisitions using the acquisition method as required under the provisions of FASB ASC 805, Business Combinations. The fair value of purchase consideration is allocated to the tangible assets acquired, liabilities assumed and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill.
When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain identifiable assets include, but are not limited to, expected long-term market growth, customer retention, future expected operating expenses, costs of capital, and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Recent Accounting Pronouncements
In May 2014, the FASB issued an accounting standard update related to revenue from contracts with customers. This standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for us beginning in the first quarter of 2017. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are currently evaluating the impact the adoption will have on our consolidated financial statements and related disclosures.
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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee, British Pound Sterling, Japanese Yen and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at December 31, 2014 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
As our international operations continue to grow, our risks associated with fluctuations in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion, and the currently strengthening U.S. dollar could slow international demand as products and services priced in U.S. dollars become more expensive.
Interest Rate Risk
We had cash and cash equivalents and investments of $402.2 million and $173.9 million as of December 31, 2014 and 2013, respectively, consisting of bank deposits, money market funds, certificates of deposit and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
We had no debt outstanding as of December 31, 2014 and 2013. The debt outstanding prior to the fourth quarter of 2013 related to an outstanding line of credit in the amount of $20.0 million, which was repaid in October 2013. The line of credit has expired as of December 31, 2014.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Item 8. Financial Statements and Supplementary Data
Certain supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
FireEye, Inc.
Milpitas, California

We have audited the accompanying consolidated balance sheets of FireEye, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FireEye, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 2, 2015

FIREEYE, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$146,363	$173,918
Short-term investments	255,845	—
Accounts receivable, net of allowance for doubtful accounts of $586 and $20 at December 31, 2014 and 2013, respectively	193,182	95,772
Inventories	7,952	5,663
Deferred tax assets, current portion	25,126	14,584
Prepaid expenses and other current assets	28,669	25,230
Total current assets	657,137	315,167
Property and equipment, net	82,298	64,765
Goodwill	750,288	706,327
Intangibles assets, net	261,625	281,377
Deposits and other long-term assets	7,533	8,677
TOTAL ASSETS	$1,758,881	$1,376,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,057	$34,128
Accrued and other current liabilities	24,596	17,677
Accrued compensation	64,551	41,625
Deferred revenue, current portion	203,877	110,535
Total current liabilities	327,081	203,965
Deferred revenue, non-current portion	148,666	76,979
Deferred tax liabilities, non-current portion	24,903	45,147
Other long-term liabilities	7,403	2,120
Total liabilities	508,053	328,211
Commitments and contingencies (NOTE 9)
Stockholders' equity:
Convertible preferred stock, par value of $0.0001 per share; 100,000 shares authorized, none issued or outstanding as of December 31, 2014 and 2013	—	—
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 152,860 and 137,758 shares issued and outstanding as of December 31, 2014 and 2013, respectively	15	14
Additional paid-in capital	1,918,546	1,271,590
Accumulated other comprehensive loss	(441)	—
Accumulated deficit	(667,292)	(223,502)
Total stockholders’ equity	1,250,828	1,048,102
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,758,881	$1,376,313
See accompanying notes to the consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Product	$178,246	$88,253	$52,265
Subscription and services	247,416	73,299	31,051
Total revenue	425,662	161,552	83,316
Cost of revenue:
Product	58,980	28,912	14,467
Subscription and services	116,113	18,853	3,163
Total cost of revenue	175,093	47,765	17,630
Total gross profit	250,569	113,787	65,686
Operating expenses:
Research and development	203,187	66,036	16,522
Sales and marketing	401,151	167,466	67,562
General and administrative	121,099	52,503	15,221
Restructuring charges	4,327	—	—
Total operating expenses	729,764	286,005	99,305
Operating loss	(479,195)	(172,218)	(33,619)
Interest income	713	68	7
Interest expense	(26)	(525)	(537)
Other expense, net	(1,936)	(7,257)	(2,572)
Loss before income taxes	(480,444)	(179,932)	(36,721)
Benefit from income taxes	(36,654)	(59,297)	(965)
Net loss attributable to common stockholders	$(443,790)	$(120,635)	$(35,756)
Net loss per share attributable to common stockholders, basic and diluted	$(3.12)	$(2.66)	$(3.28)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	142,176	45,271	10,917
See accompanying notes to the consolidated financial statements.

FIREEYE, INC
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(443,790)	$(120,635)	$(35,756)
Change in net unrealized loss on available-for-sale investments, net of tax	(441)	—	—
Comprehensive loss	$(444,231)	$(120,635)	$(35,756)
See accompanying notes to the consolidated financial statements.

FIREEYE, INC.
Consolidated Statement of Stockholders' Equity (Deficit)
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	59,841	$5	11,797	$1	$52,605	$(151)	$—	$(67,111)	$(14,651)
Net proceeds from issuance of Series F convertible preferred stock	4,274	1	—	—	44,778	—	—	—	44,779
Issuance of common stock related to Tall Maple Systems, Inc. acquisition	—	—	150	—	816	—	—	—	816
Issuance of common stock related to Ensighta Security, Inc. acquisition	—	—	423	—	2,300	—	—	—	2,300
Issuance of common stock upon stock option exercises with notes receivable	—	—	4,260	—	—	—	—	—	—
Vesting of stock options exercised with notes receivable	—	—	—	1	816	(817)	—	—	—
Issuances of common stock upon stock option exercises	—	—	3,212	—	716	—	—	—	716
Accrued interest for notes receivable from stockholders	—	—	—	—	35	(35)	—	—	—
Issuance of restricted stock	—	—	2,686	—	—	—	—	—	—
Repurchase of unvested restricted common stock	—	—	(93)	—	(214)	—	—	—	(214)
Vesting of early exercise of equity awards	—	—	—	—	557	—	—	—	557
Stock-based compensation	—	—	—	—	6,843	—	—	—	6,843
Net loss	—	—	—	—	—	—	—	(35,756)	(35,756)
Balance at December 31, 2012	64,115	6	22,435	2	109,252	(1,003)	—	(102,867)	5,390
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	17,450	2	320,977	—	—	—	320,979
Conversion of convertible preferred stock to common stock in connection with initial public offering	(64,590)	(6)	74,222	7	(1)	—	—	—	—
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	—	—	—	—	10,067	—	—	—	10,067
Issuance of common stock related to the acquisition of Secure DNA Managed Services, Inc.	—	—	50	—	800	—	—	—	800
Issuance of common stock related to the acquisition of Mandiant, Inc.	—	—	16,921	2	791,115	—	—	—	791,117
Payment of note receivable from stockholder, net of early exercises	—	—	—	—	828	1,003	—	—	1,831
Net proceeds from issuance of Series F convertible preferred stock	475	—	—	—	4,994	—	—	—	4,994
Issuance of common stock for equity awards, net of repurchases	—	—	6,680	1	2,393	—	—	—	2,394
Vesting of early exercise of equity awards	—	—	—	—	2,307	—	—	—	2,307
Stock-based compensation	—	—	—	—	28,858	—	—	—	28,858
Net loss	—	—	—	—	—	—	—	(120,635)	(120,635)
Balance at December 31, 2013	—	—	137,758	14	1,271,590	—	—	(223,502)	1,048,102
Issuance of common stock in connection with follow-on public offering, net of offering costs	—	—	5,582	—	444,295	—	—	—	444,295
Issuance of common stock for equity awards, net of repurchases and tax witholdings	—	—	8,030	1	20,658	—	—	—	20,659
Issuance of common stock related to nPulse Technologies, Inc. acquisition	—	—	296	—	1,398	—	—	—	1,398
Issuance of common stock related to employee stock purchase plan	—	—	1,194	—	21,228	—	—	—	21,228
Assumption of vested options related to the acquisition of Mandiant, Inc.	—	—	—	—	3,135	—	—	—	3,135
Vesting of early exercise of equity awards	—	—	—	—	4,390	—	—	—	4,390
Stock-based compensation	—	—	—	—	151,852	—	—	—	151,852
Unrealized loss on investments	—	—	—	—	—	—	(441)	—	(441)
Net loss	—	—	—	—	—	—	—	(443,790)	(443,790)
Balance at December 31, 2014	—	$—	152,860	$15	$1,918,546	$—	$(441)	$(667,292)	$1,250,828
See accompanying notes to the consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(443,790)	$(120,635)	$(35,756)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	94,136	20,758	6,917
Stock-based compensation	151,852	28,858	6,843
Deferred income taxes	(39,869)	(61,028)	(1,241)
Other	2,261	6,648	2,732
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(97,165)	(35,145)	(10,106)
Inventories	(2,024)	(3,089)	(817)
Prepaid expenses and other assets	1,450	(17,219)	(3,753)
Accounts payable	(3,193)	11,504	6,189
Accrued liabilities	11,403	(18,488)	511
Accrued compensation	23,658	19,381	3,165
Deferred revenue	164,728	95,010	46,303
Other long-term liabilities	5,283	3,683	513
Net cash provided by (used in) operating activities	(131,270)	(69,762)	21,500
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(55,058)	(89,240)	(889)
Purchase of property and equipment and demonstration units	(67,715)	(57,560)	(18,848)
Purchase of short-term investments	(390,360)	—	—
Maturity of short-term investments	99,541	—	—
Sale of short-term investments	31,577	—	—
Lease deposits	(496)	(1,669)	(478)
Net cash used in investing activities	(382,511)	(148,469)	(20,215)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering	—	321,389	—
Net proceeds from follow-on public offering	444,338	—	—
Borrowing from line of credit	—	10,000	7,619
Repayment of line of credit	—	(20,000)	—
Repayment of term loan	—	(2,150)	(1,405)
Net proceeds from issuance of convertible preferred stock	—	9,988	39,785
Proceeds from exercise of equity awards	41,888	5,428	2,240
Repayment of notes receivable from stockholders	—	7,294	—
Net cash provided by financing activities	486,226	331,949	48,239
Net change in cash and cash equivalents	(27,555)	113,718	49,524
Cash and cash equivalents, beginning of year	173,918	60,200	10,676
Cash and cash equivalents, end of year	$146,363	$173,918	$60,200
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,489	$474	$22
Cash paid for interest	$27	$578	$508
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred initial public offering costs in accounts payable and accrued liabilities	$43	$412	$—
Common stock issued in connection with acquisitions	$1,398	$791,917	$3,116
Conversion of preferred stock warrants to common stock warrants	$—	$10,067	$—
Purchases of property and equipment and demonstration units in accounts payable	$6,716	$6,435	$2,874
Proceeds receivable from issuance of convertible preferred stock	$—	$—	$4,994
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates include, but are not limited to, the best estimate of selling price for our products, subscriptions and services, commissions expense, bonus expense, future taxable income, contract manufacturer liabilities, litigation and settlement costs and other loss contingencies, fair value of equity awards, achievement of targets for performance stock units and the purchase price allocation of acquired businesses. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from current or revised future estimates.
Concentrations
Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. We maintain a substantial portion of our cash and cash equivalents in money market funds invested in U.S. Treasury related obligations. Management believes that these financial institutions are financially sound and, accordingly, are subject to minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits.
Our short-term investments primarily consist of notes and bonds issued by corporate institutions and U.S. Government agencies. All of our investments are highly-rated by credit rating agencies and are issued by organizations with reputable credit, and therefore bear minimal credit risk.

Our accounts receivables are primarily derived from a diverse set of customers across various geographical locations. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable. We maintain an allowance for doubtful accounts for estimated potential credit losses. See Note 16 for information on major customers.
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
Foreign currency denominated revenue and expenses have been re-measured using the average exchange rates in effect during each period. Foreign currency re-measurement gains and losses have been included in other income (expense) and have not been significant for the years ended December 31, 2014, 2013 and 2012.
Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. We determine the appropriate classification of our investments at the time of purchase, and evaluate such designation at each balance sheet date.
Short-term Investments
We classify our investments in debt and equity securities as available-for-sale and record these investments at fair value. Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term or long-term based on the nature of the investments, their maturities, and their availability for use in current operations. Unrealized gains and losses are reported as a component of other comprehensive loss. Realized gains and losses are determined based on the specific identification method, and are reflected in our Consolidated Statements of Operations. We regularly review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to: the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value. For our debt instruments, we also evaluate whether we have the intent to sell the security or it is more likely than not that we will be required to sell the security before recovery of its cost basis.
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
Fair Value of Financial Instruments
We define fair value as the price that would be received from selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, due to their short-term nature.
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
Inventories
Inventories are stated at the lower of cost or market. Provisions have been made to reduce all slow-moving, obsolete or unusable inventories to their net realizable values. We purchase completed units from contract manufacturers. Accordingly, substantially all inventories are finished goods with an immaterial balance of replacement parts. As of December 31, 2014 and 2013, the provisions for excess and obsolete inventories were not significant.
Deferred Costs of Revenue
Deferred cost of revenue consists of direct and incremental costs related to product revenue deferred in accordance with the Company’s revenue recognition policy. Deferred cost of revenue that will be realized within the succeeding 12 month period is classified as current, and included in prepaid expenses and other current assets on the consolidated balance sheets. The remaining balance is classified as non-current, and included in deposits and other long-term assets.
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
Demonstration Units
Product demonstration units are included in prepaid expenses and other current assets on the consolidated balance sheets. Demonstration units are recorded at cost and are amortized over the estimated useful life from the date of transfer from inventory, generally 12 months. We generally do not resell units that have been used for demonstration purposes.
Impairment of Long-Lived Assets
We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. Through December 31, 2014 we have not written down any of our long-lived assets as a result of impairment.
Business Combinations
We have accounted for all of our acquisitions using the acquisition method as required under the provisions of FASB ASC 805, Business Combinations. The company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill.
When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain identifiable assets include, but are not limited to, expected long-term market growth, future expected operating expenses, costs of capital, and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Goodwill and Purchased Intangibles
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
In the valuation of its goodwill, the Company must make assumptions regarding estimated future cash flows to be derived from the Company. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the Company to its net book value. In calculating the implied fair value of the Company’s goodwill, the fair value of the Company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the

Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There was no impairment of goodwill recorded for the years ended December 31, 2014, 2013 or 2012.
Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Purchased intangible assets with indefinite lives are assessed for potential impairment annually or when events or circumstances indicate that their carrying amounts might be impaired.
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
Revenue Recognition
We generate revenue from the sales of products, subscriptions, support and maintenance, and professional services primarily through our indirect relationships with our partners as well as end customers through our direct sales force. Our products include operating system software that is integrated into the appliance hardware and is deemed essential to its functionality. As a result, we account for product revenue in accordance with Accounting Standards Codification 605, Revenue Recognition, and all related interpretations, as all of our security appliance deliverables include proprietary operating system software, which together delivers the essential functionality of our products. Our professional services consist primarily of time and materials based contracts, and the revenue is recognized as costs are incurred at amounts represented by the agreed-upon billing amounts. Revenue from fixed-price professional services engagements are recognized under the proportional performance method of accounting.
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
Our products include principal security product families that address critical vectors of attack, including Web, email, endpoint, file and mobile. Our Network Threat Prevention, Endpoint Threat Prevention, File Content Security, Forensic Analysis System and Central Management System appliance and subscription services qualify as separate units of accounting. Therefore, Network Threat Prevention, Endpoint Threat Prevention, File Content Security, Forensic Analysis System and Central Management System appliance product revenue is recognized at the time of shipment. Historically, our Email Threat Prevention appliance could not function without the use of our Email Threat Prevention Attachment/URL Engine, which analyzes email attachments and URLs embedded in emails for next-generation threats. As such, our Email Threat Prevention and related services previously did not have stand-alone value and did not qualify as separate units of accounting. Therefore, Email Threat Prevention product revenue has historically been recognized ratably over the longer of the contractual term of the subscription services or the estimated period the customer was expected to benefit from the product, provided that all other revenue recognition criteria had been met. Beginning in June 2014, we started shipping all Email Threat Prevention appliances with software that allows customers to benefit from the product without the associated subscription services. Consistent with our Network and Endpoint Threat Prevention and File Content Security products, revenue therefore is recognized at the time of shipment.
At the time of shipment, product revenue meets the criteria for fixed or determinable fees. In addition, payment from our partners is not contingent on the partners' collection from their end-customers. Our partners do not stock products and do not have any stock rotation rights. We recognize subscription and support and maintenance service revenue ratably over the contractual service period, which is typically one or three years. Professional services revenue, including incident response and related consulting services for our customers who have experienced a cyber-security breach or who require assistance assessing the vulnerability of their networks, and training services revenue is recognized as the services are rendered.
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
Advertising Costs
Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $2.3 million, $0.8 million and $1.1 million during the years ended December 31, 2014, 2013 and 2012, respectively.
Software Development Costs
The costs to develop software have not been capitalized as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility. As such, all software development costs are expensed as incurred and included in research and development expense on the consolidated statements of operations. As of December 31, 2014 and 2013, capitalized software development costs have not been material.
Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee and non-employee director awards and our 2013 Employee Stock Purchase Plan (the "ESPP"), is measured and recognized in the financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant we determine the fair value of the underlying common stock, the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield of our common stock. The fair value of restricted stock awards and restricted stock units is based on the closing market price of our common stock on the date of grant. The stock-based compensation expense, net of forfeitures, is recognized using a straight-

line basis over the requisite service periods of the awards, which is generally four years. We estimate a forfeiture rate to calculate the stock-based compensation for our awards. Our forfeiture rate is based on an analysis of our actual historical forfeitures.
We account for stock options issued to non-employees based on the fair value of the awards determined using the Black-Scholes option-pricing model. The fair value of stock options granted to non-employees is remeasured as the stock options vest, and the resulting change in value, if any, is recognized in the statement of operations during the period the related services are rendered.
Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carry forwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.
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
Net Loss Per Share Attributable to Common Stockholders
We calculate our basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. Under the two-class method, in periods when the Company has net income, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and the convertible preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock are considered common stock equivalents, but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
Recent Accounting Pronouncements
In May 2014, the FASB issued an accounting standard update related to revenue from contracts with customers. This standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for us beginning in the first quarter of 2017. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are currently evaluating the impact the adoption will have on our consolidated financial statements and related disclosures.
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
2. Fair Value Measurements
The accounting guidance for fair value measurements provides a framework for measuring fair value on either a recurring or nonrecurring basis, whereby the inputs used in our valuation techniques are assigned a hierarchical level. The following are the three levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

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
The following table presents the fair value of our financial assets and liabilities using the above input categories (in thousands):

	As of December 31, 2014				As of December 31, 2013
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$13,069	$—	$—	$13,069	$132,518	$—	$—	$132,518
U.S. Government agencies		12,950		12,950				—
Total cash equivalents	$13,069	$12,950	$—	$26,019	$132,518	$—	$—	$132,518
Short-term investments:
Certificates of deposit	—	4,994	—	4,994	—	—	—	—
Corporate notes and bonds	—	142,984	—	142,984	—	—	—	—
U.S. Government agencies	—	107,867	—	107,867	—	—	—	—
Total short-term investments	$—	$255,845	$—	$255,845	$—	$—	$—	$—
Total assets measured at fair value	$13,069	$268,795	$—	$281,864	$132,518	$—	$—	$132,518
3. Short-Term Investments
Our investments consisted of the following as of December 31, 2014 (in thousands):

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Certificates of deposit	$5,000	—	$(6)	$4,994	$—	$4,994
Corporate notes and bonds	143,215	4	(235)	142,984	—	142,984
U.S. Government agencies	121,021	1	(205)	120,817	12,950	107,867
Total	$269,236	$5	$(446)	$268,795	$12,950	$255,845
The following table presents our investments that had gross unrealized losses, the duration of which was less than twelve months, as of December 31, 2014 (in thousands):

	Total
	Estimated Fair Value	Unrealized Loss
Certificates of deposit	$3,793	$(6)
Corporate notes and bonds	130,920	(235)
U.S. Government agencies	109,868	(205)
Total	$244,581	$(446)
There were no investments with unrealized losses for twelve months or greater as of December 31, 2014.
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of December 31, 2014.

The following table summarizes the contractual maturities of our investments at December 31, 2014 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$158,252	$158,140
Due within one to two years	110,984	110,655
Total	$269,236	$268,795
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2014	2013
Computer equipment and software	$85,171	$57,403
Leasehold improvements	34,522	15,660
Furniture and fixtures	12,022	6,035
Machinery and equipment	447	756
Total property and equipment	132,162	79,854
Less: accumulated depreciation and amortization	(49,864)	(15,089)
Total property and equipment, net	$82,298	$64,765
Depreciation and amortization expense related to property and equipment and demonstration units during the years ended December 31, 2014, 2013 and 2012 was $46.8 million, $19.2 million and $6.9 million, respectively.
5. Business Combinations
Acquisitions in 2014
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
The acquisition of nPulse was accounted for in accordance with the acquisition method of accounting for business combinations with FireEye as the accounting acquirer. We expensed the related acquisition costs of $0.5 million in general and administrative expenses. Under the acquisition method of accounting, the total purchase consideration is allocated to the preliminary tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price was allocated using information currently available to us. As a result, we may continue to adjust the preliminary purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revisions of preliminary estimates for up to a year following the acquisition date. Total allocation of the preliminary purchase price allocation is as follows (in thousands):

Amount
Net tangible liabilities assumed	$(1,833)
Intangible assets	24,700
Deferred tax asset	442
Deferred tax liability	(8,368)
Goodwill	41,671
Total preliminary purchase price allocation	$56,612
None of the goodwill is deductible for U.S. federal income tax purposes.

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
The results of operations of nPulse have been included in our consolidated statements of operations from the acquisition date, though revenue and net income from nPulse were not material for the year ended December 31, 2014. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.
Acquisitions in 2013
On December 30, 2013, we acquired privately held Mandiant Corporation (“Mandiant”), a leading provider of advanced end point security products and security incident response management solutions. We believe this acquisition creates an advanced threat protection vendor with the ability to find and stop attacks at every stage of the attack life cycle.
At the closing on December 30, 2013, we acquired all the outstanding shares of capital stock of Mandiant for 16,123,011 shares of our common stock and $106.5 million in cash. Under the terms and conditions of the Merger Agreement, each outstanding share of Mandiant common stock was converted into the right to receive (a) $5.22 in cash, without interest, and subject to applicable withholding tax, and (b) 0.8126 of a share of our common stock. This transaction is referred to herein as the merger. In connection with the merger, all of the outstanding stock options and restricted stock awards of Mandiant were converted into stock options and restricted stock awards, respectively, denominated in shares of our common stock. The common stock issued, along with the fair value of vested equity awards assumed and cash payment, resulted in a purchase price of $900.8 million for accounting purposes. The total purchase consideration is as follows (in thousands):

Amount
Cash	$106,538
Fair value of common stock	704,414
Fair value of equity awards assumed	89,838
Total purchase consideration	$900,790
The acquisition of Mandiant was accounted for in accordance with the acquisition method of accounting for business combinations with FireEye as the accounting acquirer. We expensed the related acquisition costs in the amount of $8.5 million in general and administrative expenses. Under the acquisition method of accounting, the total purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The total purchase price allocation was finalized in calendar year 2014. The following is the total purchase price allocation of the purchase consideration based on all available information as of December 31, 2014 (in thousands):

Amount
Net tangible assets	$10,797
Intangible assets	276,200
Deferred tax liability	(91,111)
Goodwill	704,904
Total purchase price allocation	$900,790
As noted above, in connection with the acquisition, we also assumed and exchanged Mandiant’s outstanding stock options and restricted stock awards. The assumed options and restricted stock awards continue to have the same terms and conditions as set forth in the original stock option and restricted stock award agreements. The fair values of the equity awards assumed were determined using a Black-Scholes-Merton option-pricing model. The fair values of unvested equity awards of $119.5 million is being recorded as operating expense over the remaining requisite service periods as they relate to post-combination services, while the fair values of vested equity based awards of $89.8 million were included in total purchase price as they relate to pre-combination services.
None of the goodwill recorded as part of the Mandiant acquisition is deductible for U.S. federal income tax purposes.
Intangible assets consist primarily of developed technology, content, customer relationship and other intangible assets. Content intangibles represent threat intelligence, which is continually gathered from ongoing monitoring of endpoints and by incident response and remediation teams. The intangible assets attributable to customer relationships relate to Mandiant’s ability to sell existing, in-process and future versions of its products and services to its existing customers. Developed technology intangibles includes a combination of patented and unpatented technology, trade secrets, and computer software and processes that represent the foundation for planned new products and services. The useful life and fair values of the identifiable intangible assets are as follows (in thousands):

	Useful Life (in years)	Amount
Developed technology	4 - 6	$54,600
Customer relationships	8	65,400
In-process research and development	N/A	1,400
Content	10	128,600
Contract backlog	1 - 3	13,800
Trade names	4	12,400
Total		$276,200
The results of operations of Mandiant have been included in our consolidated statements of operations from the acquisition date, though Mandiant operations made no material contribution to our revenue or expenses for the year ended December 31, 2013. The following table presents pro forma results of operations of the Company and Mandiant as if the companies had been combined as of January 1, 2012, and includes pro forma adjustments related to the amortization of acquired intangible assets and share-based compensation expense. Direct and incremental transaction costs are excluded from the year ended December 31, 2013 pro forma condensed combined financial information presented below, and included in the year ended December 31, 2012 pro forma condensed combined financial information presented below. The tax benefit of $28.0 million that resulted from the acquisition is presented in the year ended December 31, 2012 pro forma condensed combined financial information presented below. The pro forma condensed combined financial information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results. Included in the pro forma results are fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date. Subsequent to the issuance of the Company’s fiscal 2013 consolidated financial statements, we determined that the supplemental information on an unaudited pro forma basis relating to the pro forma net loss for the periods presented were not correct due to incorrect calculations of the tax impact for certain pro forma adjustments included in the pro forma results of the combined operations. We previously reported pro forma net loss of $223.7 million and $77.9 million for the periods ended December 31, 2013 and 2012, respectively. Accordingly, we have corrected the pro forma net loss within the supplemental information on an unaudited pro forma basis, as if the Mandiant acquisition had been consummated on January 1, 2012. The revised disclosure is as follows (in thousands):

	Year ended December 31,
	2013	2012
Pro forma revenue	$266,458	$157,555
Pro forma loss from operations	(296,476)	(130,885)
Pro forma net loss	$(246,617)	$(74,893)
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
We accounted for the acquisition of Secure DNA as a purchase of a business. We expensed the related acquisition costs, consisting primarily of legal expenses in the amount of $0.2 million, and these expenses were presented as general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2013. Under the acquisition method of accounting, the total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed.

The total purchase consideration of $4.9 million consisted of $4.1 million in cash and the issuance of 50,000 shares of our common stock with a fair value of $16.00 per share on the acquisition date. We also assumed deferred tax liabilities related to the fair value of the developed technology and customer relationships we obtained in the acquisition as well as other assumed liabilities related to normal operations. Primarily as a result of the deferred tax liabilities assumed in the acquisition, we recognized goodwill of $2.3 million equal to the excess of the purchase consideration over the fair value of the assets acquired and the liabilities assumed. None of the goodwill is deductible for income tax purposes.
The acquisition also included a contingent obligation of up to $3.0 million, consisting of 190,000 shares of our common stock with a fair value of $16.00 per share on the acquisition date, to certain employees from Secure DNA if specified product and service milestones are met within the two years of the acquisition date. As the obligation is contingent upon their continuous employment with us, the contingent obligation is being recorded as compensation expense ratably over the respective service periods. As of December 31, 2014, certain milestones were achieved resulting in the vesting of 152,000 shares of common stock.
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

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed at the acquisition date for the Ensighta acquisition (in thousands):

Amount
Developed technology	$3,378
Deferred tax liabilities	(1,274)
Net assets acquired	(190)
Goodwill	1,274
Fair value of total consideration transferred	$3,188
The results of operations of Tall Maple, Ensighta and Secure DNA have been included in our consolidated statements of operations from the acquisition date. Pro Forma results of operations have not been presented because the acquisitions were not material to our results of operations.
Goodwill and Purchased Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as following (in thousands):

Amount
Balance as of December 31, 2012	$1,274
Goodwill acquired	705,053
Balance as of December 31, 2013	706,327
Goodwill acquired	41,538
Deferred tax adjustments	1,156
Other adjustments	1,267
Balance as of December 31, 2014	$750,288
Intangible assets consist of the following (in thousands):

	As of December 31,
	2014	2013
Developed technology	$78,193	$60,093
Content	128,600	128,500
Customer relationships	75,300	67,900
Contract backlog	13,800	12,600
Trade names	12,400	12,400
Total intangible assets subject to amortization	308,293	281,493
Less: accumulated amortization	(46,668)	(1,516)
Net intangible assets subject to amortization	261,625	279,977
In-process research and development	—	1,400
Total net intangible assets	$261,625	$281,377
The developed technology, content and contract backlog will be amortized to cost of sales over the economic life of the related assets, which was estimated to be three to ten years as of the acquisition date. The customer relationships and trade names will be amortized to sales and marketing expense over the economic life of the related assets, which was estimated to be four to eight years as of the acquisition date. As of December 31, 2014, all in-process research and development obtained in our acquisitions of Mandiant and nPulse was completed. Amortization expense of intangible assets for the years ended December 31, 2014, 2013 and 2012 was $45.2 million, $1.5 million and zero, respectively.

The expected annual amortization expense of intangible assets as of December 31, 2014 is presented below (in thousands):

Years Ending December 31,	Amount
2015	$47,064
2016	46,448
2017	40,503
2018	29,346
2019	27,574
2020 and thereafter	70,690
Total	$261,625
Out of Period Adjustments
During the year ended December 31, 2014, we made adjustments to correct errors related to the purchase of Mandiant, which resulted in an increase in additional paid-in capital of $3.1 million, an increase in intangible assets of approximately $0.7 million, a decrease in current liabilities of $1.2 million and an increase in goodwill of approximately $1.2 million.
Because these errors, both individually and in the aggregate, were not material to the prior years’ financial statements and the impact of correcting these errors in the current period is not material to the December 31, 2014 consolidated financial statements, we recorded the correction of these errors in the December 31, 2014 consolidated financial statements.
6. Restructuring Charges
We initiated a series of business restructuring plans beginning in August 2014 to reduce our cost structure and improve efficiency, resulting in workforce reductions and the consolidation of certain real estate facilities. These activities have been substantially completed as of December 31, 2014.
Restructuring costs totaled $4.3 million for the year ended December 31, 2014.
The following table sets forth a summary of the restructuring activities which took place during the year ended December 31, 2014 (in thousands):

	Severance and related costs	Facilities	Total
Balance, December 31, 2013	$—	$—	$—
Provision for restructuring charges	1,583	1,124	2,707
Cash payments and other adjustments	(1,583)	(359)	(1,942)
Balance, December 31, 2014	$—	$765	$765
The provision for restructuring charges shown above excludes $1.6 million of non-cash fixed asset write-offs.
The remaining restructuring balance of $0.8 million as of December 31, 2014 relates to non-cancelable lease costs, which the Company expects to pay over the terms of the related obligations through the third quarter of 2017, less estimated sublease income.
7. Deferred Revenue
Deferred revenue consists of the following (in thousands):

	As of December 31,
	2014	2013
Product, current	$10,718	$13,823
Subscription and services, current	193,159	96,712
Total deferred revenue, current	203,877	110,535
Product, non-current	4,891	6,711
Subscription and services, non-current	143,775	70,268
Total deferred revenue, non-current	148,666	76,979
Total deferred revenue	$352,543	$187,514

8. Long-term Debt
Loan Agreements
In August 2005, we entered into a loan agreement (the “First Loan Agreement”) with two lenders that provided for borrowings under an equipment facility and a growth capital facility up to $1.0 million and $3.0 million, respectively.
In June 2010, we entered into a second loan agreement (the “Second Loan Agreement”) with a lender, which was later amended in August 2011, that provided for: (1) a revolving line of credit facility, (2) an equipment facility, (3) a term loan and a (4) growth facility.
The Company had no amounts outstanding under its First Loan Agreement as of December 31, 2014 and 2013.
The Company had no amounts outstanding under its Second Loan Agreement, and was in compliance with all financial-related covenants, as of December 31, 2014 and 2013.
We drew down zero, $10.0 million and $7.6 million under the revolving line of credit facility during the years ended December 31, 2014, 2013 and 2012, respectively. In October 2013, we repaid the outstanding borrowings in the amount of $20.0 million.
We made no borrowings under the equipment facility, term loan or growth facility during the years ended December 31, 2014, 2013 and 2012. During the year ended December 31, 2013, we paid off all remaining balances outstanding. All loan agreements and credit facilities expired as of, or by, December 31, 2014.
Warrants
Under the terms of our First and Second Loan Agreements, we issued fully vested warrants to purchase 245,899 shares of Series A-2 convertible preferred stock, 118,942 shares of Series B convertible preferred stock, 100,000 shares of Series D convertible preferred stock and 60,661 shares of Series E convertible preferred stock. Upon the closing of our initial public offering in September 2013, all the shares underlying these warrants were converted from preferred stock to common stock.
9. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire on various dates through the year ending December 31, 2024. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense, net of sublease income, was $10.7 million, $3.7 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The aggregate future non-cancelable minimum rental payments on our operating leases, as of December 31, 2014, are as follows (in thousands):

Years Ending December 31,	Amount
2015	$11,091
2016	8,649
2017	6,880
2018	3,664
2019	3,818
2020 and thereafter	9,566
Total	$43,668
Total future non-cancelable minimum rental payments have not been reduced by future minimum sublease rentals totaling $1.1 million.
We are party to letters of credit totaling $1.9 million, $0.9 million and zero as of December 31, 2014, 2013 and 2012, respectively, issued primarily in support of operating leases at several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of December 31, 2014 and 2013, we had non-cancellable open orders of $23.2 million and $16.7 million, respectively. We are required to record a liability for firm, noncancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of December 31, 2014 and 2013, we have not accrued any significant costs for such noncancelable commitments.

Purchase Obligations
As of December 31, 2014, we had approximately $15.3 million of non-cancellable firm purchase commitments primarily for purchases of software and services. Amounts which the company has received delivery of the goods or services under purchase orders outstanding at December 31, 2014, are reflected in the Consolidated Balance Sheet as accounts payable or accrued liabilities and are excluded from the $15.3 million.
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
On November 24, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. The action is purportedly brought on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s securities between January 2, 2014, and November 4, 2014. The complaint seeks, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class. The Company intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
On January 28, 2015, certain of the Company’s officers and directors were named as defendants in a putative derivative action filed in the Superior Court of California, County of Santa Clara. The Company is named as a nominal defendant. The complaint purports to allege claims for breach of fiduciary duty and unjust enrichment.
We are also subject to legal proceedings, claims and litigation, including intellectual property litigation, arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes, and are not predictable with assurance.
To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred, and the amount of such additional loss would be material, we will either disclose the estimated additional loss or state that such an estimate cannot be made. We do not currently believe that it is reasonably possible that additional losses in connection with litigation arising in the ordinary course of business would be material.
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through December 31, 2014, there have been no claims under any indemnification provisions.
10. Common Shares Reserved for Issuance
Prior to its IPO, the Company had outstanding 11,164,000 shares designated as Series A convertible preferred stock, 10,985,000 shares designated as Series B convertible preferred stock, 7,049,000 designated as Series C convertible preferred stock, 26,231,000 designated as Series D convertible preferred stock, 4,412,000 designated as Series E convertible preferred stock, and 4,274,000 designated as Series F convertible preferred stock. Immediately prior to the completion of the Company’s IPO in September 2013, all shares of outstanding preferred stock automatically converted into 74,221,553 shares of common stock. After its IPO, the Company had 100,000,000 shares of preferred stock authorized, none of which were issued and outstanding as of December 31, 2014 and 2013.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of December 31, 2014 and 2013. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.

As of December 31, 2014 and 2013, we had reserved shares of common stock for issuance as follows (in thousands):

	As of December 31,
	2014	2013
Reserved under stock award plans	38,879	40,226
Warrants to purchase common stock	—	312
ESPP	2,683	2,500
Total	41,562	43,038
11. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan (“2013 Plan”) since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Awards granted under the 2013 Plan vest over the periods determined by the Board of Directors or compensation committee of the Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of a non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant for so long as such stock remains unvested. Approximately 13.3 million shares of our common stock were reserved for future grants as of December 31, 2014 under the 2013 Plan. As of January 1, 2015, an additional 7,642,993 shares of common stock became available for future grants under our 2013 Plan pursuant to provisions thereof that automatically increase the share reserve under such plan each year.
In August 2013, our Board of Directors adopted, and our stockholders approved, our Employee Stock Purchase Plan ("ESPP"), which became effective upon adoption. Our ESPP allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading of each offering period or on the exercise date. Each offering period is approximately twelve months starting on the first trading date on or after May 15 and November 15 of each year. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to purchase limits of 3,000 shares for each normal purchase period or $25,000 worth of stock for each calendar year.
Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lesser of: 1% of the outstanding shares of our common stock on the first day of such fiscal year; 3,700,000 shares; or such other amount as may be determined by our Board of Directors. As of December 31, 2014, an aggregate of 2,683,163 shares of common stock were available for future issuance under our ESPP. As of January 1, 2015, an additional 1,528,598 shares of common stock became available for future issuance under our ESPP pursuant to the provisions thereof that automatically increase the share reserve under such plan each year.
From time to time, we also grant restricted common stock or restricted stock awards outside of our equity incentive plans to certain employees in connection with acquisitions.
Stock-Based Compensation
We record stock-based compensation based on the fair value of stock options on grant date using the Black-Scholes option-pricing model. We determine the fair value of shares of common stock to be issued under the ESPP using the Black-Scholes option-pricing model. The fair value of restricted stock units and restricted stock awards equals the market value of the underlying stock on the date of grant. We granted performance-based restricted stock units and restricted stock awards to certain employees which vest upon the achievement of certain performance conditions, subject to the employees' continued service relationship with us. We assess the probability of vesting at each reporting period and adjust our compensation cost based on this probability assessment. We recognize such compensation expense on a straight-line basis over the service provider's requisite service period. We determined valuation assumptions as follows:
Fair Value of Common Stock
Prior to our IPO, the fair value of the common stock underlying the stock option awards was determined by our board of directors. Given the absence of a public trading market, our Board of Directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the rights and preferences of convertible preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions. After the completion of our IPO, we have been using the listed stock price on the date of grant as the fair value of our common stock.
Risk-Free Interest Rate
We base the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term of the options for each option group.
Expected Term
The expected term represents the period that our stock-based awards are expected to be outstanding. We base the expected term assumption on our historical behavior combined with estimates of post-vesting holding periods.
Volatility
We determine the price volatility factor based on the historical volatilities of our peer group as we did not have sufficient trading history for our common stock.
Dividend Yield
The expected dividend assumption is based on our current expectations about our anticipated dividend policy.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our stock options:

	Year Ended December 31,
	2014	2013	2012
Fair value of common stock	$27.89 - $75.87	$6.05 - $42.37	$1.65 - $5.44
Risk-free interest rate	1.8% - 2.0%	0.6% - 2.1%	0.2% - 3.4%
Expected term (in years)	6	4 - 6	1 - 6
Volatility	51% - 53%	46% - 54%	49% - 53%
Dividend yield	—%	—%	—%
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP:

	Year Ended December 31,
	2014	2013
Fair value of common stock	$27.08 - $32.32	$20.00
Risk-free interest rate	0.1%	0.1%
Expected term (in years)	0.5 - 1.0	0.7 - 1.2
Volatility	35% - 45%	42% - 45%
Dividend yield	— %	— %
Total stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of product revenue	$888	$469	$115
Cost of subscription and services revenue	17,037	2,341	55
Research and development	28,968	6,958	1,465
Sales and marketing	66,773	10,748	1,672
General and administrative	38,186	8,342	3,536
Total	$151,852	$28,858	$6,843
As of December 31, 2014, total compensation cost related to stock-based awards not yet recognized was $303.1 million, net of estimated forfeitures, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately three years.

Stock Option Activity
A summary of the activity for our stock option changes during the reporting periods and a summary of information related to options vested and expected to vest and options exercisable are presented below (in thousands, except per share and contractual life amounts and years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2011	14,711	$0.42		8.6	$11,227
Option granted	11,341	$1.92	$1.35
Options exercised	(7,472)	$1.27			$6,682
Options canceled	(1,244)	$1.06
Balance — December 31, 2012	17,336	$0.98		8.3	$77,250
Option granted	13,182	$9.57	$5.71
Options exercised	(6,222)	$0.88			$41,599
Options canceled	(1,453)	$3.60
Options assumed in acquisition	4,579	$5.93
Balance — December 31, 2013	27,422	$5.82		8.3	$1,036,224
Option granted	676	$72.60	$72.60
Options exercised	(7,642)	$2.97			$271,236
Options cancelled	(1,941)	$9.10
Options assumed in acquisition	63	$20.60
Balance — December 31, 2014	18,578	$9.13		7.4	$445,636
Options vested and expected to vest — December 31, 2014	18,148	$9.01		7.4	$436,741
Options exercisable — December 31, 2014	8,590	$5.48		6.6	$227,063
In connection with our acquisition of Mandiant in December 2013, we assumed stock options covering an aggregate of 4.6 million shares of our common stock. At the date of the acquisition, 2.1 million of the stock options were vested and its fair value was recorded as part of the purchase consideration. The fair value related to the assumed 2.5 million unvested stock options are recognized as post-combination compensation costs and is being expensed ratably over the respective remaining service periods.
Additional information regarding options outstanding as of December 31, 2014 is as follows (in thousands, except per share data and years):

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.06 — $0.57	2,168	4.6	$0.24	2,095	$0.23
$0.75 — $1.65	2,355	6.5	$1.42	1,487	$1.37
$2.48 — $3.66	1,329	7.6	$2.96	549	$2.93
$5.44 — $5.44	2,851	7.9	$5.44	1,081	$5.44
$6.61 — $7.92	1,277	6.4	$6.90	857	$6.82
$7.93 — $7.93	2,752	7.9	$7.93	932	$7.93
$8.09 — $9.68	2,011	8.4	$9.33	628	$9.32
$10.25 — $13.00	2,494	8.4	$11.94	720	$11.91
$20.00 — $74.35	1,301	8.7	$49.26	241	$38.89
$75.87 — $75.87	40	9.2	$75.87	—	$—
$0.06 - $75.87	18,578	7.4	$9.13	8,590	$5.48

Restricted Common Stock, Restricted Stock Awards (“RSA”) and Restricted Stock Units (“RSU”) Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting periods and a summary of information related to unvested restricted common stock, RSAs and RSUs and those expected to vest are presented below (in thousands, except per share data and years):

	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2011	1,220
Granted	2,687	$2.72
Vested	(898)
Canceled/forfeited	—
Unvested balance — December 31, 2012	3,009
Granted	1,949	$31.59
Vested	(2,115)
Canceled/forfeited	(262)
Granted in connection with acquisitions	1,021	$37.65
Unvested balance — December 31, 2013	3,602
Granted	6,734	$42.12
Vested	(1,482)
Canceled/forfeited	(809)
Granted in connection with acquisitions	296	$26.44
Unvested balance — December 31, 2014	8,341		1.7	$263,416
Expected to vest — December 31, 2014	7,819		1.7	246,926
During the years ended December 31, 2014, 2013 and 2012, we issued 1,713,596, 2,062,938, and 351,953 shares, respectively, of restricted common stock, restricted stock awards or restricted stock units to certain employees which vest upon the achievement of certain performance conditions in addition to a continued service relationship with the Company.
In connection with our acquisition of Mandiant in December 2013, we issued 797,698 shares of our restricted stock at a value of $43.69 per share. These awards continue to have the same terms and conditions as set forth in the original restricted stock award agreements, and will vest over the weighted-average remaining vesting period of approximately two years.
In connection with our acquisition of nPulse in May 2014, we issued 295,681 restricted stock awards at a value of $26.44 per share. Of these awards, 54,319 were issued to former shareholders as purchase consideration, while the other 241,362 were issued into escrow for employees continuing with the Company. The vesting of all these awards is over a period of approximately three and a half years from the acquisition date, subject to the achievement of specified performance milestones. For those issued to employees vesting is also contingent upon continued service with the Company. As such, compensation expense is being recorded over the requisite service period of three and half years.
12. Income Taxes
Loss before benefit from income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$(269,426)	$(94,455)	$(37,316)
Foreign	(211,018)	(85,477)	595
Total	$(480,444)	$(179,932)	$(36,721)

The benefit from income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal:
Current	$11	$—	$(1,181)
Deferred	(36,208)	(56,212)	—
State:
Current	255	86	(62)
Deferred	(3,263)	(4,564)	—
Foreign:
Current	2,945	1,478	278
Deferred	(394)	(85)	—
Total	$(36,654)	$(59,297)	$(965)
Reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax benefit	0.6	2.5	2.7
Change in valuation allowance	(11.2)	13.4	(31.7)
Research and development tax credit	1.2	0.8	3.0
Convertible preferred stock warrants	—	(1.3)	(2.4)
Stock-based compensation	(1.9)	2.9	(3.2)
Foreign differential	(15.6)	(17.1)	—
Non-deductible/non-taxable items	(0.2)	—	—
Other, net	(0.3)	(3.2)	(0.8)
Total	7.6%	33.0%	2.6%
The components of the deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$67,451	$46,903
Accruals and reserves	9,549	6,471
Stock-based compensation	45,843	17,555
Fixed assets	6,906	752
Deferred revenue	23,095	10,546
Research and development credits	14,959	6,541
Other deferred tax assets	802	156
Gross deferred tax assets	168,605	88,924
Valuation allowance	(54,872)	(4,186)
Total deferred tax assets	113,733	84,738
Deferred tax liabilities:
Acquisition related intangibles	(112,928)	(114,187)
Other deferred tax liabilities	(326)	(1,114)
Total deferred tax liabilities	(113,254)	(115,301)
Total net deferred tax assets/(liabilities)	$479	$(30,563)

A valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized. Our valuation allowance increased by approximately $50.7 million during 2014 primarily as a result of additional deferred tax assets recorded during the year for stock-based compensation, net operating loss carryforwards and research and development credits.
As of December 31, 2014, we had federal and state net operating loss carry forwards of approximately $376.9 million and $244.8 million, respectively, available to reduce future taxable income, if any. If not utilized, the federal net operating loss carry forwards will expire from the years ending December 31, 2024 through 2034 while state net operating loss carry forwards will expire from the years ending December 31, 2015 through 2034.
We also have federal and state research and development tax credit carry forwards of approximately $10.2 million and $6.9 million, respectively. If not utilized, the federal credit carry forwards will expire in various amounts from the years ended December 31, 2024 through 2034. The state credit will carry forward indefinitely.
Utilization of the net operating loss carry forwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
As a result of certain realization requirements of ASC 718, the table of deferred tax assets shown above does not include certain deferred tax assets as of December 31, 2014 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $79.5 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.
As of December 31, 2014, we had $21.3 million of unrecognized tax benefits, of which $20.0 million would affect income tax expense if recognized, before consideration of our valuation allowance. As of December 31, 2014, our federal, state, and foreign returns for all years are still open to examination. We do not expect the unrecognized tax benefits to change significantly over the next 12 months. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. During the years ended December 31, 2014, 2013 and 2012, we recognized interest and penalties of $115,000, $71,000 and $29,000, respectively. As of December 31, 2014 and 2013, our total accrual for interest and penalties was $215,000 and $100,000, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.
A reconciliation of gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefits at the beginning of the period	$10,887	$1,172	$699
Additions for tax positions related to the current year	10,452	8,789	474
Increases related to prior year tax positions	—	947	—
Decreases related to prior year tax positions	(52)	—	—
Decreases based on settlements with taxing authorities	—	(21)	—
Lapse of statute of limitations	(23)	—	(1)
Unrecognized tax benefits at the end of the period	$21,264	$10,887	$1,172
As of December 31, 2014, we have not made any tax provision for U.S. federal and state income taxes on approximately $6.6 million of undistributed earnings in foreign subsidiaries, which we expect to reinvest outside of the U.S. indefinitely. If we were to repatriate these earnings to the U.S., we would be subject to U.S. income taxes and subject to an adjustment for foreign tax credits and foreign withholding taxes. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
The benefit for income taxes for the year ended December 31, 2014 reflects an effective tax rate of 7.6%. The tax benefit is primarily due to the portion of the increase in U.S. deferred tax assets, primarily related to current year operating losses and stock-based compensation for which no U.S. valuation allowance is required. The valuation allowance is not required to the extent that deferred tax liabilities on acquisition-related intangibles are available as a source of income for the U.S deferred tax assets. The tax benefit was also partially due to the reduction in U.S. deferred tax liabilities previously established in purchase accounting, partially offset by foreign taxes and state minimum taxes.
The benefit for income taxes for the years ended December 31, 2013 and 2012 reflect effective rates of 33.0% and 2.6%, respectively. In both years, the tax benefit is primarily due to a reduction of the U.S. valuation allowance resulting from recording a deferred tax liability on the acquisition-related intangibles for which no benefit will be derived, partially offset by foreign taxes and state minimum taxes.

13. Net Loss per Share
Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net income per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the years ended December 31, 2014, 2013 and 2012, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(443,790)	$(120,635)	$(35,756)
Denominator:
Weighted average number of shares outstanding — basic and diluted	142,176	45,271	10,917
Net loss per share — basic and diluted	$(3.12)	$(2.66)	$(3.28)
The following outstanding options, unvested shares and units, ESPP shares, warrants, and convertible preferred stock were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of December 31,
	2014	2013	2012
Options to purchase common stock	18,578	27,422	17,336
Unvested early exercised common shares	2,382	4,877	7,832
Unvested restricted stock awards and units	8,341	3,602	—
Convertible preferred stock	—	—	73,747
Warrants to purchase convertible preferred stock	—	—	616
Warrants to purchase common stock	—	312	—
ESPP shares	124	249	—
14. Employee Benefit Plan
We have established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. We maintain the 401(k) Plan that provides our eligible employees with an opportunity to save for retirement on a tax-advantaged basis. In addition, until January 2015 we maintained a tax qualified plan for employees of the Mandiant subsidiary that was assumed in the Mandiant acquisition. All participants’ interests in their deferrals are 100% vested when contributed under both 401(k) plans. We are responsible for administrative costs of the 401(k) Plan and have made no matching contributions into our 401(k) Plan since inception. The Mandiant 401(k) plan had provided for a match of 100% of the first 4% of an eligible employee’s compensation contributed. Matching contributions under the Mandiant 401(k) plan were 100% vested when made. Under both 401(k) plans, pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Each 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to each 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made. Our contributions to the Mandiant 401(k) plan were $2.9 million, zero and zero for the years ended December 31, 2014, 2013 and 2012, respectively. In January 2015, the former Mandiant 401(k) plan was merged into the 401(k) Plan.
15. Related Party Transactions
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
16. Segment and Major Customers Information
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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue:
United States	$319,144	$116,730	$66,556
EMEA	57,721	22,845	6,628
APAC	34,284	16,004	6,488
Other	14,513	5,973	3,644
Total revenue	$425,662	$161,552	$83,316
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of December 31, 2014
	2014	2013
Property and Equipment, net:
United States	$66,807	$54,520
International	15,491	10,245
Total	$82,298	$64,765
Summarized below are individual customers whose revenue accounted for or exceeded 10% of the total Company's revenue:

	Year Ended December 31,
	2014	2013	2012
Percentage of Revenue:
Carahsoft Technology Corporation	11%	11%	*
Accuvant	*	11%	10%
* Less than 10%
Summarized below are individual customers whose net accounts receivable balance accounted for or exceeded 10% of the total Company's net accounts receivable balance:

	As of December 31, 2014
	2014	2013
Percentage of Accounts Receivable:
Accuvant	*	12%
Westcon	15%	*
* Less than 10%

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
FireEye, Inc.
Milpitas, California
We have audited the internal control over financial reporting of FireEye, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 2, 2015

Item 9B. Other Information
On February 26, 2015, Kevin Mandia was promoted from Chief Operating Officer to President of the Company.  The biographical information about Mr. Mandia, other than his current age (he is now 44), and other information required by Items 401(b), (d), (e) and Item 404(a) of Regulation S-K are contained in the Company’s Form 8-K filed with the SEC on January 2, 2014 reporting, among other things, the completion of the Company’s acquisition of Mandiant Corporation, and such information is incorporated by reference herein.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Documents filed as part of this report are as follows:
1. Consolidated Financial Statements:
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts is included below, and should be read in conjunction with the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. All other schedules have been omitted because they are not required, not applicable, or the required information is included elsewhere in this Annual Report on Form 10-K.
3. Exhibits:
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts receivable	Balance at beginning of period	Charged to cost and expenses	Write-offs, net of recoveries	Balance at end of period
Year ended December 31, 2012	$—	$20	$—	$20
Year ended December 31, 2013	20	—	—	20
Year ended December 31, 2014	$20	$566	$—	$586

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2015.

FIREEYE, INC.

By:	/s/ DAVID G. DEWALT
David G. DeWalt
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David G. DeWalt, Michael J. Sheridan and Alexa King, and each of them, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID G. DEWALT David G. DeWalt	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 2, 2015

/S/ MICHAEL J. SHERIDAN Michael J. Sheridan	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015

/S/ ASHAR AZIZ Ashar Aziz	Founder, Chief Strategy Officer, and Vice Chairman of the Board	March 2, 2015

/S/ KIMBERLY ALEXY Kimberly Alexy	Director	March 2, 2015

/S/ RONALD E. F. CODD Ronald E. F. Codd	Director	March 2, 2015

/S/ WILLIAM M. COUGHRAN JR. William M. Coughran Jr.	Director	March 2, 2015

/S/ ROBERT F. LENTZ Robert F. Lentz	Director	March 2, 2015

/S/ ENRIQUE SALEM Enrique Salem	Director	March 2, 2015

EXHIBT INDEX
		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Reorganization, dated as of December 30, 2013, by and among the Registrant, Mercury Merger Corporation, Mercury Merger LLC, Mandiant Corporation and Shareholder Representative Services LLC.	8-K	001-36067	2.1	January 2, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36067	3.1	September 25, 2013

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-190338	3.4	August 21, 2013

4.1	Form of the Registrant's common stock certificate.	S-1/A	333-190338	4.1	September 9, 2013

10.1†	Form of Indemnification Agreement between the Registrant and certain of its officers and directors.	S-1	333-190338	10.1	August 2, 2013

10.2†	Employee Incentive Plan.	S-1	333-190338	10.17	August 2, 2013

10.3†	Change of Control Severance Policy for Officers.	S-1/A	333-190338	10.27	August 21, 2013

10.4†	2004 Stock Option Plan, as amended, including form agreements under 2004 Stock Option Plan.	S-1	333-190338	10.5	August 2, 2013

10.5†	2008 Stock Plan, as amended, including form agreements under 2008 Stock Plan.	S-1/A	333-190338	10.6	September 9, 2013

10.6†	2013 Equity Incentive Plan, including form agreements under 2013 Equity Incentive Plan.	S-1/A	333-193717	10.6	March 3, 2014

10.7†	2013 Employee Stock Purchase Plan.	S-1/A	333-190338	10.8	September 9, 2013

10.8†	Mandiant Corporation 2011 Equity Incentive Plan, as amended, including form agreements under Mandiant Corporation 2011 Equity Incentive Plan.	S-1	333-193717	10.8	February 3, 2014

10.9†	Outside Director Compensation Policy.	10-Q	001-36067	10.1	November 5, 2014

10.10†	Offer Letter between the Registrant and David DeWalt, dated November 19, 2012, as amended and currently in effect.	S-1/A	333-190338	10.9	August 21, 2013

10.11†	Offer Letter between the Registrant and Ashar Aziz, dated November 26, 2012.	S-1	333-190338	10.10	August 2, 2013

10.12†	Offer Letter between the Registrant and Enrique Salem, dated February 2, 2013.	S-1	333-190338	10.11	August 2, 2013

10.13†	Offer Letter between the Registrant and Ronald E. F. Codd, dated July 28, 2012.	S-1	333-190338	10.12	August 2, 2013

10.14†	Offer Letter between the Registrant and Kimberly Alexy, dated December 12, 2014.	8-K	001-36067	10.1	January 8, 2015

10.15†	Offer Letter between the Registrant and Michael J. Sheridan, dated August 1, 2013.	S-1/A	333-190338	10.13	August 21, 2013

10.16†	Offer Letter between the Registrant and John McGee, dated July 4, 2014.	10-Q	001-36067	10.2	November 5, 2014

10.17†	Offer Letter between the Registrant and Alexa King, dated August 1, 2013.	S-1/A	333-190338	10.16	August 21, 2013

10.18†	Offer Letter, between the Registrant and Kevin Mandia, dated December 24, 2013.	8-K	001-36067	10.1	January 2, 2014

10.19†	Consideration Holdback Agreement, dated as of December 30, 2013, by and between Kevin Mandia and the Registrant.	8-K	001-36067	10.2	January 2, 2014

10.20†	Key Employee Non-Competition Agreement, dated as of December 30, 2013, by and between Kevin Mandia and the Registrant.	8-K	001-36067	10.3	January 2, 2014

10.21	Lease, dated as of January 15, 2008, by and between the Registrant and Silicon Valley CA-I, LLC, as amended and currently in effect.	S-1/A	333-190338	10.3	August 21, 2013

10.22	Sixth Amendment, dated as of January 23, 2014, to the Lease dated as of January 15, 2008 by and between the Registrant and Silicon Valley CA-I, LLC.	10-Q	001-36067	10.3	May 14, 2014

10.23	Seventh Amendment, dated as of March 24, 2014, to the Lease dated as of January 15, 2008 by and between the Registrant and Silicon Valley CA-I, LLC.	10-Q	001-36067	10.4	May 14, 2014

10.24	Lease, dated as of March 11, 2010, by and between the Registrant and Silicon Valley CA-I, LLC, as amended, assigned and currently in effect.	S-1	333-190338	10.4	August 2, 2013

10.25	Amended and Restated Loan and Security Agreement, dated as of August 26, 2011, between the Registrant and Silicon Valley Bank, as amended and currently in effect.	S-1	333-193717	10.22	February 3, 2014

10.26††	Flextronics Design and Manufacturing Services Agreement, dated as of September 28, 2012, by and between the Registrant and Flextronics Telecom Systems, Ltd.	S-1/A	333-190338	10.19	September 9, 2013

10.27	Amendment to Flextronics Design and Manufacturing Services Agreement, effective as of August 1, 2013, by and among the Registrant, FireEye Ireland Limited and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.3	November 5, 2014

10.28	Design Statement of Work A-1 to Flextronics Design and Manufacturing Services Agreement, dated December 4, 2013, by and among the Registrant, FireEye Ireland Limited and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.4	November 5, 2014

10.29	Amended and Restated Investors’ Rights Agreement, dated as of December 30, 2013, by and among the Registrant and the parties listed therein.	S-1	333-193717	10.24	February 3, 2014

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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