Form 10-Q
period 2015-03-31
FireEye, Inc.
filed 2015-05-08
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

The number of shares of the registrant's common stock outstanding as of April 30, 2015 was 156,330,017.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$136,776	$146,363
Short-term investments	260,838	255,845
Accounts receivable, net of allowance for doubtful accounts of $1,390 and $586 at March 31, 2015 and December 31, 2014, respectively	160,095	193,182
Inventories	10,505	7,952
Deferred tax assets, current portion	21,968	25,126
Prepaid expenses and other current assets	27,457	28,669
Total current assets	617,639	657,137
Property and equipment, net	81,030	82,298
Goodwill	750,288	750,288
Intangible assets, net	249,858	261,625
Deposits and other long-term assets	7,186	7,533
TOTAL ASSETS	$1,706,001	$1,758,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,505	$34,057
Accrued and other current liabilities	26,060	24,596
Accrued compensation	61,876	64,551
Deferred revenue, current portion	217,211	203,877
Total current liabilities	333,652	327,081
Deferred revenue, non-current portion	161,553	148,666
Deferred tax liabilities, non-current portion	21,780	24,903
Other long-term liabilities	9,400	7,403
Total liabilities	526,385	508,053
Commitments and contingencies (NOTE 8)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 156,139 shares and 152,860 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	16	15
Additional paid-in capital	1,980,894	1,918,546
Accumulated other comprehensive loss	(38)	(441)
Accumulated deficit	(801,256)	(667,292)
Total stockholders’ equity	1,179,616	1,250,828
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,706,001	$1,758,881
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Product	$40,237	$24,252
Subscription and services	85,133	49,728
Total revenue	125,370	73,980
Cost of revenue:
Product	15,200	10,326
Subscription and services	36,851	24,967
Total cost of revenue	52,051	35,293
Total gross profit	73,319	38,687
Operating expenses:
Research and development	65,605	41,970
Sales and marketing	107,595	76,854
General and administrative	32,607	27,100
Total operating expenses	205,807	145,924
Operating loss	(132,488)	(107,237)
Interest income	269	45
Interest expense	—	(7)
Other expense, net	(768)	(54)
Loss before income taxes	(132,987)	(107,253)
Provision for (benefit from) income taxes	977	(6,042)
Net loss attributable to common stockholders	$(133,964)	$(101,211)
Net loss per share attributable to common stockholders, basic and diluted	$(0.88)	$(0.76)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	151,651	133,976
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(133,964)	$(101,211)
Change in net unrealized loss on available-for-sale investments, net of tax	403	(138)
Comprehensive loss	$(133,561)	$(101,349)
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(133,964)	$(101,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,581	20,706
Stock-based compensation	49,875	25,194
Deferred income taxes	82	(7,518)
Other	509	89
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	32,736	15,221
Inventories	(2,554)	1,405
Prepaid expenses and other assets	127	(2,509)
Accounts payable	(4,219)	(12,396)
Accrued liabilities	2,068	6,016
Accrued compensation	(2,675)	5,703
Deferred revenue	26,221	25,207
Other long-term liabilities	1,997	1,505
Net cash used in operating activities	(3,216)	(22,588)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(12,669)	(14,187)
Purchases of short-term investments	(39,857)	(143,522)
Proceeds from maturities of short-term investments	34,655	—
Lease deposits	(370)	(360)
Net cash used in investing activities	(18,241)	(158,069)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	—	445,934
Proceeds from exercise of equity awards	11,870	2,075
Net cash provided by financing activities	11,870	448,009
Net change in cash and cash equivalents	(9,587)	267,352
Cash and cash equivalents, beginning of period	146,363	173,918
Cash and cash equivalents, end of period	$136,776	$441,270
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$536	$781
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid follow-on public offering costs	$—	$1,639
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$5,382	$7,980
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
FireEye, Inc. and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) is a leader in stopping advanced cyber attacks that use advanced malware, zero-day exploits, and APT (“Advanced Persistent Threat”) tactics. Our solutions supplement traditional and next-generation firewalls, Intrusion Prevention Systems ("IPS”), anti-virus, and gateways, which cannot stop advanced threats, leaving security holes in networks. We offer a solution that detects and blocks attacks across Web, email, endpoint, file and mobile threat vectors, as well as latent malware resident on file shares. Our solutions address all stages of an attack lifecycle with a signature-less engine utilizing stateful attack analysis to detect zero-day threats.
On December 30, 2013, we acquired privately held Mandiant Corporation (“Mandiant”), a leading provider of advanced endpoint security products and security incident response management solutions. The operations of Mandiant's business were integrated with our own and Mandiant's financial results were included in our consolidated financial statements as of the acquisition date.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and following the requirements of the Securities and Exchange Commission ("SEC"), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year. The balance sheet as of December 31, 2014 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for annual consolidated financial statements.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K, which was filed with the SEC on March 2, 2015.
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
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three months ended March 31, 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for us beginning in the first quarter of 2017; however, the FASB issued a proposal to have the standard take effect for reporting periods beginning after December 15, 2017 for public companies, which, if finalized, would delay the effective date to the first quarter of 2018. Early adoption as of the original effective date would be permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are currently evaluating the impact the adoption will have on our consolidated financial statements and related disclosures.
In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard provides guidance on how and when reporting entities must disclose going-concern uncertainties in their financial statements. The guidance is effective for us beginning in the first quarter of 2017. Early adoption is permitted. The adoption of this standard is not expected to have an impact on our consolidated financial statements.
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
The following table presents our assets measured at fair value on a recurring basis using the above input categories (in thousands):

	As of March 31, 2015				As of December 31, 2014
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$13,321	$—	$—	$13,321	$13,069	$—	$—	$13,069
U.S. Government agencies	—	8,500	—	8,500	—	12,950	—	12,950
Total cash equivalents	13,321	8,500	—	21,821	13,069	12,950	—	26,019
Short-term investments:
Certificates of deposit	—	4,282	—	4,282	—	4,994	—	4,994
Corporate notes and bonds	—	144,131	—	144,131	—	142,984	—	142,984
U.S. Government agencies	—	112,425	—	112,425	—	107,867	—	107,867
Total short-term investments	—	260,838	—	260,838	—	255,845	—	255,845
Total assets measured at fair value	$13,321	$269,338	$—	$282,659	$13,069	$268,795	$—	$281,864

3. Short-Term Investments
Our investments consisted of the following available-for-sale securities (in thousands):

	As of March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investment
Certificates of deposit	$4,280	$3	$(1)	$4,282	$—	$4,282
Corporate notes and bonds	144,170	16	(55)	144,131	—	144,131
U.S. Government agencies	120,926	31	(32)	120,925	8,500	112,425
Total	$269,376	$50	$(88)	$269,338	$8,500	$260,838

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investment
Certificates of deposit	$5,000	$—	$(6)	$4,994	$—	$4,994
Corporate notes and bonds	143,215	4	(235)	142,984	—	142,984
U.S. Government agencies	121,021	1	(205)	120,817	12,950	107,867
Total	$269,236	$5	$(446)	$268,795	$12,950	$255,845
The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2015
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$1,159	$(1)	$—	$—	$1,159	$(1)
Corporate notes and bonds	81,750	(40)	22,740	(15)	104,490	(55)
U.S. Government agencies	82,925	(32)	—	—	82,925	(32)
Total	$165,834	$(73)	$22,740	$(15)	$188,574	$(88)

	As of December 31, 2014
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$3,793	$(6)	$—	$—	$3,793	$(6)
Corporate notes and bonds	130,920	(235)	—	—	130,920	(235)
U.S. Government agencies	109,868	(205)	—	—	109,868	(205)
Total	$244,581	$(446)	$—	$—	$244,581	$(446)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of March 31, 2015.
The following table summarizes the contractual maturities of our investments at March 31, 2015 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$161,047	$161,005
Due within one to two years	108,329	108,333
Total	$269,376	$269,338
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.

4. Property and Equipment
Property and equipment, net consisted of the following as of the dates below (in thousands):

	As of March 31, 2015	As of December 31, 2014
Computer equipment and software	$92,150	$85,171
Leasehold improvements	37,344	34,522
Furniture and fixtures	12,286	12,022
Machinery and equipment	447	447
Total property and equipment	142,227	132,162
Less: accumulated depreciation	(61,197)	(49,864)
Total property and equipment, net	$81,030	$82,298
Depreciation and amortization expense related to property and equipment and demonstration units during the three months ended March 31, 2015 and 2014 was $14.3 million and $9.7 million, respectively.
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
Goodwill and Purchased Intangible Assets
There were no changes in the carrying amount of goodwill for the three months ended March 31, 2015.
Purchased intangible assets consisted of the following as of the dates below (in thousands):

	As of March 31, 2015	As of December 31, 2014
Developed technology	$78,193	$78,193
Content	128,600	128,600
Customer relationships	75,300	75,300
Contract backlog	13,800	13,800
Trade names	12,400	12,400
Total intangible assets	308,293	308,293
Less: accumulated amortization	(58,435)	(46,668)
Total net intangible assets	$249,858	$261,625
Amortization expense of intangible assets for the three months ended March 31, 2015 and 2014 was $11.8 million and $10.8 million, respectively.
The expected annual amortization expense of intangible assets as of March 31, 2015 is presented below (in thousands):

Years Ending December 31,	Amount
2015 (remaining nine months)	$35,297
2016	46,448
2017	40,503
2018	29,346
2019	27,574
2020 and thereafter	70,690
Total	$249,858
6. Restructuring Charges
We initiated a series of business restructuring plans beginning in August 2014 to reduce our cost structure and improve efficiency, resulting in workforce reductions and the consolidation of certain real estate facilities. These activities were substantially complete as of December 31, 2014.
The following table sets forth a summary of restructuring activities during the three months ended March 31, 2015 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2014	$—	$765	$765
Provision for restructuring charges	—	—	—
Cash payments	—	(245)	(245)
Balance, March 31, 2015	$—	$520	$520
The remaining restructuring balance of $0.5 million at March 31, 2015 relates to non-cancelable lease costs, which the Company expects to pay over the terms of the related obligations through the third quarter of 2017, less sublease income.

7. Deferred Revenue
Deferred revenue consisted of the following as of the dates below (in thousands):

	As of March 31, 2015	As of December 31, 2014
Product, current	$9,697	$10,718
Subscription and services, current	207,514	193,159
Total deferred revenue, current	217,211	203,877
Product, non-current	3,950	4,891
Subscription and services, non-current	157,603	143,775
Total deferred revenue, non-current	161,553	148,666
Total deferred revenue	$378,764	$352,543

8. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire on various dates through the year ending December 31, 2024. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense, net of sublease income, was $3.2 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively.
The aggregate future non-cancelable minimum rental payments on our operating leases, as of March 31, 2015, are as follows (in thousands):

Years Ending December 31,	Amount
2015 (remaining nine months)	$10,782
2016	9,706
2017	7,985
2018	5,351
2019	5,385
2020 and thereafter	11,870
Total	$51,079
Total future non-cancelable minimum rental payments have not been reduced by future minimum sublease rentals totaling $1.1 million.
We are party to letters of credit totaling $1.9 million as of March 31, 2015 and December 31, 2014, issued primarily in support of operating leases at several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of March 31, 2015 and December 31, 2014, we had non-cancelable open orders of $21.6 million and $23.2 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of March 31, 2015 we have not accrued any significant costs for such non-cancelable commitments.
Purchase Obligations
As of March 31, 2015, we had approximately $20.9 million of non-cancelable firm purchase commitments primarily for purchases of software and services. Amounts which the Company has received delivery of the goods or services under purchase orders outstanding at March 31, 2015, are reflected in the Condensed Consolidated Balance Sheet as accounts payable or accrued liabilities, and are excluded from the $20.9 million.
Litigation
We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and whether or not those losses are estimable.

On June 20, 2014, a purported stockholder class action lawsuit was filed in the Superior Court of California, County of Santa Clara, against the Company, the members of our Board of Directors, our Chief Financial Officer, and the underwriters of our March 2014 follow-on public offering.  On July 17, 2014, a substantially similar lawsuit was filed in the same court against the same defendants. The actions were consolidated and an amended complaint was filed, alleging violations of the federal securities laws on behalf of a purported class consisting of purchasers of the Company's common stock pursuant or traceable to the registration statement and prospectus for the follow-on public offering, and seeking unspecified compensatory damages and other relief.  The Company intends to defend the litigation vigorously.  Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
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
On January 28, 2015, certain of the Company’s officers and directors were named as defendants in a putative derivative action filed in the Superior Court of California, County of Santa Clara. On April 21, 2015, a substantially similar lawsuit was filed in the same court against the same defendants. The Company is named as a nominal defendant in both actions. The complaints purport to allege claims for breach of fiduciary duty and unjust enrichment. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through March 31, 2015, there have been no claims under any indemnification provisions.
9. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of March 31, 2015 and December 31, 2014. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding. There were no shares of convertible preferred stock outstanding as of March 31, 2015 or December 31, 2014.
As of March 31, 2015 and December 31, 2014, we had reserved shares of common stock for issuance as follows (in thousands):

	As of March 31, 2015	As of December 31, 2014
Reserved under stock award plans	43,106	38,879
ESPP	4,212	2,683
Total	47,318	41,562
10. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Awards granted under the 2013 Plan vest over the periods determined by the Board of Directors or compensation committee of the Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant for so long as such stock remains unvested. Approximately 19.1 million shares of our common stock were reserved for future grants as of March 31, 2015 under the 2013 Plan, including 7,642,993 shares of common stock that became available for future grants under our 2013 Plan on January 1, 2015 pursuant to provisions thereof that automatically increase the share reserve under such plan each year.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of 4,211,761 shares of common stock were available for future issuance as of March 31, 2015 under our ESPP, including 1,528,598 shares of common stock that became available for future issuance under the ESPP on January 1, 2015 pursuant to the provisions thereof that automatically increase the share reserve under such plan each year.
From time to time, we also grant restricted common stock or restricted stock awards outside of our equity incentive plans to certain employees in connection with acquisitions.
Stock Option Activity
A summary of the activity for our stock option changes during the reporting period and a summary of information related to options vested and expected to vest and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2014	18,578	$9.13		7.40	$445,636
Granted	—	—	$—
Exercised	(2,634)	4.51			94,769
Cancelled	(541)	12.52
Balance — March 31, 2015	15,403	$9.80		7.42	$474,031
Options vested and expected to vest — March 31, 2015	15,082	$9.70		7.41	$465,292
Options exercisable — March 31, 2015	7,269	$7.32		6.82	$238,324
Restricted Stock Award (RSA) and Restricted Stock Unit (RSU) Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting period and a summary of information related to unvested restricted common stock, RSAs and RSUs and those expected to vest are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2014	8,341		1.70	$263,416
Granted	3,080	$36.97
Vested	(839)
Cancelled	(646)
Unvested balance — March 31, 2015	9,936		1.65	389,976
Expected to vest — March 31, 2015	9,384		1.65	$368,305
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

Stock-Based Compensation
We record stock-based compensation based on the fair value of stock options on grant date using the Black-Scholes option-pricing model. We determine the fair value of shares of common stock to be issued under the ESPP using the Black-Scholes option-pricing model. The fair value of restricted stock units and restricted stock awards equals the market value of the underlying stock on the date of grant. We grant performance-based restricted stock units and restricted stock awards to certain employees which vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with us. We assess the probability of vesting at each reporting period and adjust our compensation cost based on this probability assessment. We recognize such compensation expense on a straight-line basis over the service provider’s requisite service period.
During the three months ended March 31, 2015, there was no change to the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP.
Stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of product revenue	$268	$145
Cost of subscription and services revenue	6,378	3,420
Research and development	16,035	4,603
Sales and marketing	16,454	8,688
General and administrative	10,740	8,338
Total	$49,875	$25,194
As of March 31, 2015, total compensation cost related to stock-based awards not yet recognized was $341.0 million, net of estimated forfeitures, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 3 years.
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
We recognized a provision for income taxes of $1.0 million for the three months ended March 31, 2015. We recognized a benefit from income taxes of $6.0 million for the three months ended March 31, 2014. The tax provision for the three months ended March 31, 2015 is primarily due to foreign taxes and state minimum taxes. The tax benefit for the three months ended March 31, 2014 is primarily due to a decrease in the U.S. deferred tax liabilities previously established in purchase accounting due to amortization of the related intangibles and an increase in U.S. deferred tax assets primarily related to current year operating losses and stock based compensation, partially offset by foreign taxes and state minimum taxes.
12. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and warrants. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the three months ended March 31, 2015 and 2014, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(133,964)	$(101,211)
Denominator:
Weighted average number of shares outstanding—basic and diluted	151,651	133,976
Net loss per share—basic and diluted	$(0.88)	$(0.76)
The following outstanding options and unvested shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been antidilutive (in thousands):

	As of March 31,
	2015	2014
Options to purchase common stock	15,403	26,625
Unvested early exercised common shares	1,959	3,793
Unvested restricted stock awards and units	9,936	4,348
ESPP shares	312	498
13. Employee Benefit Plan
401(k) Plan
We have established a 401(k) tax-deferred savings plan (the “401(k) Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. In addition, until January 2015, we maintained a tax qualified plan for employees of the Mandiant subsidiary that was assumed in the Mandiant acquisition. In January 2015, the Mandiant 401(k) plan was merged into the 401(k) Plan. All participants’ interests in their deferrals are 100% vested when contributed under both 401(k) plans. We are responsible for administrative costs of the 401(k) Plan and have made no matching contributions into our 401(k) Plan since inception. The Mandiant 401(k) plan had provided for a match of 100% of the first 4% of an eligible employee’s compensation contributed. Matching contributions under the Mandiant 401(k) plan were 100% vested when made. Under both 401(k) plans, pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Each 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to each 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made. We contributed $0.7 million to the Mandiant 401(k) plan for the three months ended March 31, 2014.
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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue:
United States	$89,189	$55,728
EMEA	16,792	9,245
APAC	13,721	6,327
Other	5,668	2,680
Total revenue	$125,370	$73,980

Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of March 31, 2015	As of December 31, 2014
Property and Equipment, net:
United States	$63,030	$66,807
International	18,000	15,491
Total property and equipment, net	$81,030	$82,298
For the three months ended March 31, 2015, one distributor and one reseller represented 13% and 11%, respectively, of the Company's total revenue. For the three months ended March 31, 2014, no customer represented 10% or more of the Company's total revenue. As of March 31, 2015, one reseller and one distributor represented 12% and 10%, respectively, of the Company's net accounts receivable balance. As of December 31, 2014, one distributor represented 15% of the Company's net accounts receivable balance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 2, 2015. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements regarding:

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
Overview
We provide comprehensive cybersecurity solutions for detecting, preventing and resolving advanced cyber-attacks that evade legacy signature-based security products. To address the shortcomings of legacy security solutions, we developed a new threat prevention platform based on our purpose-built, virtual machine-based detection engine, MVX. Our comprehensive platform combines our MVX virtualized execution engine and our cloud-based threat intelligence network to identify previously unknown threats and protect organizations at all stages of the attack lifecycle and across all primary threat vectors, including Web, email, file, endpoint and mobile. We have developed products to address each of these vectors: Network Threat Prevention Platform (NX Series), Email Threat Prevention Platform (EX Series), File Content Security (FX Series), Endpoint Threat Prevention Platform (HX Series) and Mobile Threat Prevention (MX Series). Each of these products requires a mandatory subscription agreement that provides access to our Dynamic Threat Intelligence Cloud (DTI) which distributes updated intelligence throughout the network to provide real-time detection of advanced attacks. We also offer optional subscription services that provide additional support and functionality. In addition to these product and subscription offerings, we offer professional services, including incident response services. Our approach to cybersecurity represents a paradigm shift in how IT security has been conducted since the earliest days of the information technology industry, and we believe it is imperative for organizations to invest in this new approach to protect their critical assets from the global pandemic of cybercrime, cyber-espionage and cyber-warfare.
First Quarter Fiscal 2015 Highlights

•
Revenue: First quarter revenue was $125.4 million. Total revenue included product revenue of $40.2 million and subscription and services revenue of $85.1 million. Subscription and services revenue includes product subscriptions, support and maintenance and professional services.

•
Deferred revenue: Deferred revenue totaled $378.8 million at the end of the first quarter, an increase of $166.0 million from the end of the first quarter of 2014. Current deferred revenue was $217.2 million, an increase of $95.8 million from the end of the first quarter of 2014. Total current deferred revenue included $9.7 million in deferred product revenue and $207.5 million in deferred subscription, support and services revenue. Non-current deferred revenue was $161.6 million, an increase of $70.3 million from the end of the first quarter of 2014. Non-current deferred revenue included $3.9 million of deferred product revenues and $157.6 million of deferred subscription, support and services revenue.

•
Net loss: First quarter net loss was $134.0 million, or $0.88 per share, based on approximately 152 million weighted average shares outstanding. This compares to a net loss of $101.2 million, or $0.76 per share, based on approximately 134 million weighted average shares outstanding, in the first quarter of 2014. First quarter 2014 net loss included a discrete tax benefit of $7.2 million related to the acquisition of Mandiant.

•
Cash flow from operations: First quarter cash flow from operations was negative $3.2 million, compared to negative $22.6 million in the first quarter of 2014. Purchases of property and equipment and demonstration units totaled $12.7 million in the first quarter of 2015, compared to $14.2 million in the first quarter of 2014.

Our Business Model
We generate revenue from sales of our products, subscriptions and services. Our product revenue consists primarily of revenue from the sale of our threat prevention platform of vector-specific appliances and cloud-based security solutions, consisting of Network Threat Prevention, Email Threat Prevention, Endpoint Threat Prevention, File Content Security and Mobile Threat Prevention. We also offer security management products including our Central Management System and our Threat Analytics Platform, and security forensics products including our Forensic Analysis System, Network Forensics Platform and Investigation Analysis System. We offer this portfolio as a complete solution to protect customers from the next generation of cyber-attacks at all stages of the attack lifecycle and across all primary threat vectors, including web, email, file, endpoint and mobile. Because the typical customer has more web entry points to protect than email and file entry points, customers that purchase our threat prevention portfolio generally purchase more Network Threat Prevention appliances than any other appliance. As a result, Network Threat Prevention accounts for the largest portion of our threat prevention product revenue. In addition, because most malicious attacks occur through the web threat vector, smaller customers and customers who do not have the budget to purchase the full threat prevention portfolio often only purchase Network Threat Prevention. While we have experienced steady growth in sales of our Email Threat Prevention appliance since its introduction in 2011, these sales have not contributed as quickly to the growth in our overall product revenue because prior to June 2014, revenue associated with Email Threat Prevention was recognized ratably over the longer of the contractual term or the estimated period the customer was expected to benefit from the product. Beginning in June 2014, we started shipping all Email Threat Prevention appliances with software that allows customers to benefit from the product without the associated subscription services. As a result, revenue from sales of Email Threat Prevention appliances is now being recognized at the time of shipment, consistent with our other product offerings. We have also experienced steady growth in sales of our Endpoint Threat Prevention and Mobile Threat Prevention appliances which we began offering early in 2014. We introduced our File Content Security appliance in the second quarter of 2012. To date, revenue from our File Content Security appliances represents an insignificant percentage of our product revenue.
We require customers to purchase a subscription to our DTI cloud and support and maintenance services when they purchase any part of our product portfolio. Our customers generally purchase these subscriptions and services for a one or three year term, and revenue from such subscriptions is recognized ratably over the subscription period. Sales of these subscriptions and services have increased our deferred revenue. As of March 31, 2015 and December 31, 2014, our total deferred revenue was $378.8 million and $352.5 million, respectively. Amortization of this growing deferred revenue has increased our subscription and services revenue as a percentage of total revenue. For the three months ended March 31, 2015 and 2014, subscription and services revenue as a percentage of total revenue was 68% and 67%, respectively. While most of the growth in our subscription and services revenue during such periods relates to the amortization of the initial subscription and services agreements, renewals of such agreements have also contributed to this growth. Our renewal rate for subscriptions expiring in the 12 months ended March 31, 2015 was in excess of 90%, and we expect to maintain high renewal rates in the future due to the significant value we believe these subscriptions and services add to the efficacy of our product portfolio.
We have also begun to offer FireEye-as-a-Service, which includes our Network Platform and Endpoint Security Platform solutions, managed by our security experts through our security operations centers around the world. Revenue from this service is recognized ratably over the period the service is provided. In addition to our product and subscription services, we offer professional services, including incident response and related consulting services for our customers who have experienced a cyber-security breach, or require assistance assessing the vulnerability of their networks. We also offer training services to educate customers in the implementation and use and functionality of our products, and other professional services to assist as technical resources. Revenue from these services is recognized as delivered.
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

	Three Months Ended or As of
	March 31,
	2015	2014
	(Dollars in thousands)
Product revenue	$40,237	$24,252
Subscription and services revenue	85,133	49,728
Total revenue	$125,370	$73,980
Year-over-year percentage increase	69%	160%
Gross margin percentage	58%	52%
Deferred revenue, current	$217,211	$121,420
Deferred revenue, non-current	$161,553	$91,302
Billings (non-GAAP)	$151,591	$99,188
Net cash used in operating activities	$(3,216)	$(22,588)
Free cash flow (non-GAAP)	$(15,885)	$(36,775)
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
Billings. Billings is a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles, or GAAP, plus the change in deferred revenue from the beginning to the end of the period. We consider billings to be a useful metric for management and investors as a supplement to GAAP measures because billings drive deferred revenue, which is an important indicator of the health and visibility of trends in our business and represents a significant percentage of revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenue	$125,370	$73,980
Add: Deferred revenue, end of period	378,764	212,722
Less: Deferred revenue, beginning of period	352,543	187,514
Billings ( non-GAAP)	$151,591	$99,188
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

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flow used in operating activities	$(3,216)	$(22,588)
Less: purchase of property and equipment and demonstration units	12,669	14,187
Free cash flow (non-GAAP)	$(15,885)	$(36,775)
Factors Affecting our Performance
Market Adoption. We rely on market education to raise awareness of today’s next-generation cyber attacks, articulate the need for our virtual machine-based security solution and, in particular, the reasons to purchase our products. Our prospective customers often do not have a specific portion of their IT budgets allocated for products that address the next generation of advanced cyber attacks. We invest heavily in sales and marketing efforts to increase market awareness, educate prospective customers and drive adoption of our solution. This market education is critical to creating new IT budget dollars or allocating IT budget dollars across enterprises and governments for next-generation threat protection solutions, and in particular, our platform. Our investment in market education has also increased awareness of us and our solution in international markets. However, we believe that we will need to invest additional resources in targeted international markets to drive increased awareness and market adoption. The degree to which prospective customers recognize the mission critical need for next-generation threat protection solutions, and subsequently allocate budget dollars for our platform, will drive our ability to acquire new customers and increase renewals and follow-on sales opportunities, which, in turn, will affect our future financial performance.
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
Our growth strategy contemplates increased sales and marketing investments internationally. Newly hired sales and marketing resources will require several months to establish prospect relationships and drive overall sales productivity. In addition, sales teams in certain international markets will face local markets that have not had significant market education about the advanced security threats that our platform addresses. All of these factors will influence the timing and overall levels of sales productivity, impacting the rate at which we will be able to convert prospects to sales and drive revenue growth.
Renewal Rates. New or existing customers that purchase one of our appliances are required to purchase a one or three year subscription to our DTI cloud and support and maintenance services. New or existing customers that purchase one of our Forensic Analysis System or Central Management System appliances are required to purchase support and maintenance services for a term of one or three years.
We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. We calculate our renewal rate by dividing the number of renewing customers that were due for renewal in any rolling 12 month period by the number of customers that were due for renewal in that same rolling 12 month period. Our renewal rate for subscription and service agreements expiring in the 12 months ended March 31, 2015 and 2014 was in excess of 90%. These high renewal rates are primarily attributable to the incremental value added to our appliances by our DTI cloud subscriptions and support and maintenance services. As DTI cloud subscriptions and support and maintenance services represented 50% and 45% of our total revenue during the three months ended March 31, 2015 and 2014, respectively, we expect our ability to maintain high renewal rates for these subscriptions and services to have a material impact on our future financial performance.
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
Components of Operating Results
Revenue
We generate revenue from the sales of our products, subscriptions and services. As discussed further in “Critical Accounting Policies and Estimates−Revenue Recognition” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.

•	Product revenue. Our product revenue is generated from sales of our appliances which we recognize at the time of shipment, provided that all other revenue recognition criteria have been met.

•
Subscription and services revenue. Subscription and services revenue is generated primarily from our DTI cloud, FireEye-as-a-Service, support and maintenance services and other professional services. Our DTI cloud subscription is determined as a percentage of the price of the related appliance. We recognize revenue from subscriptions and support and maintenance services over the one or three year contract term, as applicable. Professional services revenue, which includes incident response, is generally offered on a time-and-material basis and is recognized as the services are delivered.

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

•
Cost of subscription and services revenue. Cost of subscription and services revenue consists of personnel costs for our global customer support and services organization and allocated costs. We expect our cost of subscription and services revenue to increase as our customer base grows and as we hire additional professional services personnel.

Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our products, subscriptions and services, manufacturing costs, the mix of products sold, and the mix of revenue among products, subscriptions and services. We expect our gross margin to fluctuate over time depending on these factors.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing and general and administrative expense. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. Operating expenses also include overhead costs consisting of certain facilities, depreciation and information technology costs.

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
Interest Income
Interest income consists of interest earned on our cash and cash equivalent and investment balances. We have historically invested our cash in money-market funds and other short-term, high-quality securities. We expect interest income to vary each reporting period depending on our average investment balances during the period, types and mix of investments, and market interest rates.
Interest Expense
Interest expense is primarily a result of financed purchases of property and equipment.
Other Expense, Net
Other expense, net includes gains or losses on the disposal of fixed assets, foreign currency re-measurement gains and losses and foreign currency transaction gains and losses. We expect other expense, net to fluctuate depending on foreign exchange rate movements.
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

	Three Months Ended March 31,
	2015		2014
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars In thousands)
Revenue:
Product	$40,237	32%	$24,252	33%
Subscription and services	85,133	68	49,728	67
Total revenue	125,370	100	73,980	100
Cost of revenue:
Product	15,200	12	10,326	14
Subscription and services	36,851	30	24,967	34
Total cost of revenue	52,051	42	35,293	48
Total gross profit	73,319	58	38,687	52
Operating expenses:
Research and development	65,605	52	41,970	57
Sales and marketing	107,595	86	76,854	104
General and administrative	32,607	26	27,100	36
Total operating expenses	205,807	164	145,924	197
Operating loss	(132,488)	(106)	(107,237)	(145)
Interest income	269	—	45	—
Interest expense	—	—	(7)	—
Other expense, net	(768)	—	(54)	—
Loss before income taxes	(132,987)	(106)	(107,253)	(145)
Provision for (benefit from) income taxes	977	1	(6,042)	(8)
Net loss attributable to common stockholders	$(133,964)	(107)%	$(101,211)	(137)%

Comparison of the Three Months Ended March 31, 2015 and 2014
Revenue

	Three Months Ended March 31,
	2015		2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$40,237	32%	$24,252	33%	$15,985	66%
Subscription and services	85,133	68	49,728	67	35,405	71
Total revenue	$125,370	100%	$73,980	100%	$51,390	69%
Revenue by geographic region:
United States	$89,189	71%	$55,728	75%	$33,461	60%
EMEA	16,792	13	9,245	12	7,547	82
APAC	13,721	11	6,327	9	7,394	117
Other	5,668	5	2,680	4	2,988	111
Total revenue	$125,370	100%	$73,980	100%	$51,390	69%
Product revenue increased by $16.0 million, or 66%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in product revenue was primarily driven by growth in our installed base of customers, which grew from approximately 2,000 as of March 31, 2014 to approximately 3,500 as of March 31, 2015, as well as follow-on purchases from customers expanding their initial deployments of our product portfolio. Our Network Threat Prevention product continued to account for the largest portion of our product revenue as customers that purchase our product portfolio generally purchase more Network Threat Prevention appliances than our other appliances, reflecting the fact that their networks typically have more Web entry points than email, file, endpoint or mobile entry points to protect.
Subscription and service revenue increased by $35.4 million, or 71%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase is comprised of an increase in subscription revenue of $20.6 million, an increase in support and maintenance revenue of $8.3 million and an increase in professional services revenue of $6.5 million. The increase in subscription revenue of $20.6 million and the increase in support and maintenance revenue of $8.3 million is primarily due to an increase in initial customer purchases of $21.1 million and an increase in the amortization of deferred subscription and support and maintenance revenue related to renewals of $7.8 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Given our high renewal rate and increasing base of customers, we expect revenue from the amortization of deferred subscription and services revenue related to renewals to increase as a percentage of our total revenue from deferred subscription and services revenue. Our renewal rate for subscription and services agreements expiring in the 12 months ended March 31, 2015 was in excess of 90%.
Our international revenue increased $17.9 million, or 98%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, which reflects our increasing international market presence.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$15,200		$10,326		$4,874	47%
Subscription and services	36,851		24,967		11,884	48%
Total cost of revenue	$52,051		$35,293		$16,758	47%
Gross margin:
Product		62%		57%
Subscription and services		57%		50%
Total gross margin		58%		52%

The cost of product revenue increased $4.9 million, or 47%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in cost of product revenue was driven primarily by an increase in product revenue.
The cost of subscription and services revenue increased $11.9 million, or 48%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in cost of subscription and services revenue was primarily driven by a $5.5 million increase in personnel costs, of which $3.0 million was related to stock-based compensation charges, as a result of a 5% increase in headcount. Additionally, $5.0 million of the increase was driven by greater IT costs to support departmental expansion and $1.4 million of the increase was due to higher data hosting services.
Gross margin increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, driven by the growth in subscription revenue from the amortization of deferred revenue and lower costs per unit for our Network Threat Prevention and Email Threat Prevention appliances, which are the most significant contributors to the increase in product revenues.
Operating Expenses

	Three Months Ended March 31,
	2015		2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$65,605	52%	$41,970	57%	$23,635	56%
Sales and marketing	107,595	86	76,854	104	30,741	40
General and administrative	32,607	26	27,100	36	5,507	20
Total operating expenses	$205,807	164%	$145,924	197%	$59,883	41%
Includes stock-based compensation expense of:
Research and development	$16,035		$4,603
Sales and marketing	16,454		8,688
General and administrative	10,740		8,338
Total	$43,229		$21,629
Research and Development
Research and development expense increased $23.6 million, or 56%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily driven by a $21.8 million increase in personnel costs, of which $11.4 million was related to stock-based compensation charges, largely as a result of a 55% increase in headcount to support continued investment in our future product and service offerings. Additionally, $1.7 million of the increase was driven by higher facility and IT costs to support departmental expansion.
Sales and Marketing
Sales and marketing expense increased $30.7 million, or 40%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily driven by a $21.5 million increase in personnel costs, of which $7.8 million was related to stock-based compensation charges, largely as a result of a 29% increase in headcount, as well as a $5.9 million increase in commissions associated with higher sales. In addition $2.6 million of the increase was driven by higher facility and IT costs to support departmental expansion.
General and Administrative
General and administrative expense increased $5.5 million, or 20%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily driven by a $4.0 million increase in personnel costs, of which $2.4 million was related to stock-based compensation charges, largely as a result of a 19% increase in headcount. In addition $0.9 million of the increase was driven by higher facility and IT costs to support departmental expansion.

Interest Income

	Three Months Ended March 31,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Interest income	$269	$45	$224	498%
Interest income increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to higher interest rates and higher average balances in our cash and cash equivalents and investments.
Interest Expense

	Three Months Ended March 31,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Interest expense	$—	$(7)	$(7)	(100)%
Interest expense decreased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to no interest-bearing financial obligations in the current period.
Other Expense, Net

	Three Months Ended March 31,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Other expense, net	$(768)	$(54)	$714	1,322%
The increase in other expense, net during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to foreign currency transaction losses caused by unfavorable changes in foreign currency exchange rates.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Provision for (benefit from) income taxes	$977	$(6,042)
Effective tax rate (benefit) provision	(0.73)%	5.63%
The provision for income taxes for the three months ended March 31, 2015 is primarily due to foreign taxes and state minimum income taxes. The change from a benefit from income taxes to a provision for income taxes during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to the fact that we no longer have deferred tax liabilities in excess of our deferred tax assets which would be available as a source of income for purposes of determining our valuation allowance. We continue to maintain a full valuation allowance on all of our U.S. and Singapore-based deferred tax assets to the extent that deferred tax liabilities are not available as a source of income as of March 31, 2015.
Liquidity and Capital Resources

	As of March 31, 2015	As of December 31, 2014
	(In thousands)
Cash and cash equivalents	$136,776	$146,363

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash used in operating activities	$(3,216)	$(22,588)
Cash used in investing activities	(18,241)	(158,069)
Cash provided by financing activities	11,870	448,009
Net increase (decrease) in cash and cash equivalents	$(9,587)	$267,352

As of March 31, 2015, our cash and cash equivalents of $136.8 million were held for working capital, capital expenditures, investment in technology and business acquisition purposes, of which approximately $40.6 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2015 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
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
We believe that our existing cash and cash equivalents, short-term investments and any cash inflow from operations will be sufficient to meet our anticipated cash needs, including cash we will consume for operations, for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product and service offerings, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Operating Activities
During the three months ended March 31, 2015, our operating activities used cash of $3.2 million. We incurred a net loss of $134.0 million, which included net non-cash expenses of $77.0 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities provided cash of $53.7 million, primarily sourced from accounts receivable for $32.7 million resulting from increased collections, and deferred revenue for $26.2 million as a result of increases in sales of subscriptions and support and maintenance services, partially offset by the use of cash related to current liabilities of $4.8 million primarily related to the timing of payments to vendors and employees.
During the three months ended March 31, 2014, our operating activities used cash of $22.6 million We incurred a net loss of $101.2 million, which included net non-cash expenses of $38.5 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense, and deferred tax benefit. Our net change in operating assets and liabilities provided cash of $40.2 million, primarily sourced from deferred revenue for $25.2 million as a result of increases in sales of subscriptions and support and maintenance services and accounts receivable for $15.2 million resulting from increased collections.
Investing Activities
Cash used in investing activities during the three months ended March 31, 2015 was $18.2 million, primarily for capital expenditures to purchase property and equipment and demonstration units, as well as net purchases of marketable securities.
Cash used in investing activities during the three months ended March 31, 2014 was $158.1 million, primarily for the purchase of marketable securities to invest a portion of the significant cash received from our follow-on public offering and, to a lesser extent, capital expenditures to purchase property and equipment and demonstration units.
Financing Activities
During the three months ended March 31, 2015, financing activities provided $11.9 million in cash due to proceeds from the exercise of employee stock options.
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

Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
There have been no changes to any significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 2, 2015.
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
Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee, British Pound Sterling, Japanese Yen and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at March 31, 2015 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $397.6 million as of March 31, 2015, consisting of bank deposits, money market funds, certificates of deposit and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the "Litigation" subheading in Note 8 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A.  Risk Factors
Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. Please see page 16 of this Quarterly Report on Form 10-Q for a discussion of forward-looking statements that are qualified by these risk factors. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.
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
Our headcount increased from more than 1,600 employees as of December 31, 2013 to approximately 2,600 employees as of March 31, 2015. We expect our headcount to continue to grow rapidly. In addition, our number of end-customers increased from more than 1,900 to approximately 3,500 over the same period. This rapid growth has placed significant demands on our management and our operational and financial infrastructure. To improve our infrastructure, we continue to enhance our enterprise resource planning system, including revenue recognition and management software, and implement and enhance additional systems. There is no assurance that we will be able to successfully scale improvements to our enterprise resource planning system or implement or scale improvements to our other systems, processes and controls in a manner that keeps pace with our growth or that such systems, processes and controls will be effective in preventing or detecting errors, omissions or fraud.
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
We have incurred operating losses each year since 2004, including net losses of $134.0 million and $101.2 million during the three months ended March 31, 2015 and 2014, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or size of the IT security market, particularly the market for solutions that target the next generation of advanced cyber attacks, or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.
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
In addition, our reliance on third-party manufacturers exposes us to the risk that certain minerals, known as “conflict minerals,” that are contained in our products have originated in the Democratic Republic of the Congo or an adjoining country. As a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted disclosure requirements for public companies whose products contain conflict minerals that are necessary to the functionality or production of such products. We have incurred and expect to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of the conflict minerals used in our products. Moreover, the implementation of these new requirements could adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products to the extent that there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products. There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to not purchase our products, which could impact our sales.
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
Subscription and services revenue accounts for a significant portion of our total revenue, comprising 68% and 67% for the three months ended March 31, 2015 and 2014, respectively. Sales of new or renewal subscription and service contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and subscriptions, the actual or perceived efficacy of our security solutions, the prices of our products and subscriptions, the prices of products and subscriptions offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and service contracts decline, our revenue and revenue growth may decline and adversely affect our business. In addition, we recognize subscription and service revenue ratably over the term of the relevant service period, which is generally between one to five years. As a result, much of the subscription and service revenue we report each quarter is derived from subscription and service contracts that we sold in prior quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or services is not reflected in full in our results of operations until future periods. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new and renewal subscription contracts must be recognized ratably over the applicable service period. Furthermore, any increases in the average term of subscriptions contracts would result in revenue for those subscription contracts being recognized over longer periods of time.
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
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Since the date of our initial public offering, the price of our common stock has ranged from $24.81 to $97.35 through April 30, 2015, and the last reported sale price on April 30, 2015 was $41.30. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

(c)	Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant our 2008 Stock Plan.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2015	6,355	$0.57	—	—
February 1 - February 28, 2015	—	—	—	—
March 1 - March 31, 2015	—	—	—	—

Total	6,355	$0.57	—	—

(1)
Under our 2008 Stock Plan, certain participants may exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1†
Offer Letter between the Registrant and Kimberly Alexy, dated December 12, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on January 8, 2015)

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

FIREEYE, INC.

Dated: May 8, 2015	By:	/s/ Michael J. Sheridan
Michael J. Sheridan
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1†
Offer Letter between the Registrant and Kimberly Alexy, dated December 12, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on January 8, 2015)

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