Form 10-Q
period 2015-06-30
FireEye, Inc.
filed 2015-07-31
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

The number of shares of the registrant's common stock outstanding as of July 29, 2015 was 159,417,820.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$726,480	$146,363
Short-term investments	463,137	255,845
Accounts receivable, net of allowance for doubtful accounts of $1,830 and $586 at June 30, 2015 and December 31, 2014, respectively	105,183	193,182
Inventories	10,485	7,952
Deferred tax assets, current portion	25,081	25,126
Prepaid expenses and other current assets	32,706	28,669
Total current assets	1,363,072	657,137
Property and equipment, net	74,438	82,298
Goodwill	750,288	750,288
Intangible assets, net	238,092	261,625
Deposits and other long-term assets	6,824	7,533
TOTAL ASSETS	$2,432,714	$1,758,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,344	$34,057
Accrued and other current liabilities	27,286	24,596
Accrued compensation	63,693	64,551
Deferred revenue, current portion	232,522	203,877
Total current liabilities	348,845	327,081
Convertible senior notes, net	688,961	—
Deferred revenue, non-current portion	177,369	148,666
Deferred tax liabilities, non-current portion	24,893	24,903
Other long-term liabilities	9,959	7,403
Total liabilities	1,250,027	508,053
Commitments and contingencies (NOTE 9)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 159,341 shares and 152,860 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	16	15
Additional paid-in capital	2,267,972	1,918,546
Treasury stock, at cost; 3,333 shares and no shares as of June 30, 2015 and December 31, 2014, respectively	(150,000)	—
Accumulated other comprehensive loss	(472)	(441)
Accumulated deficit	(934,829)	(667,292)
Total stockholders’ equity	1,182,687	1,250,828
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,432,714	$1,758,881
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product	$49,696	$37,683	$89,933	$61,935
Subscription and services	97,511	56,806	182,644	106,534
Total revenue	147,207	94,489	272,577	168,469
Cost of revenue:
Product	17,101	13,749	32,301	24,075
Subscription and services	39,006	27,831	75,857	52,798
Total cost of revenue	56,107	41,580	108,158	76,873
Total gross profit	91,100	52,909	164,419	91,596
Operating expenses:
Research and development	68,798	53,408	134,403	95,378
Sales and marketing	116,008	94,591	223,603	171,445
General and administrative	34,687	31,931	67,294	59,031
Total operating expenses	219,493	179,930	425,300	325,854
Operating loss	(128,393)	(127,021)	(260,881)	(234,258)
Interest income	391	183	660	228
Interest expense	(3,838)	(4)	(3,838)	(11)
Other expense, net	(806)	(329)	(1,574)	(383)
Loss before income taxes	(132,646)	(127,171)	(265,633)	(234,424)
Provision for (benefit from) income taxes	927	(10,348)	1,904	(16,390)
Net loss attributable to common stockholders	$(133,573)	$(116,823)	$(267,537)	$(218,034)
Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(0.82)	$(1.75)	$(1.58)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	154,121	141,895	152,890	137,939
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(133,573)	$(116,823)	$(267,537)	$(218,034)
Change in net unrealized loss on available-for-sale investments, net of tax	(434)	28	(31)	(110)
Comprehensive loss	$(134,007)	$(116,795)	$(267,568)	$(218,144)
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(267,537)	$(218,034)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	54,169	42,726
Stock-based compensation	106,286	63,447
Non-cash interest expense related to convertible senior notes	2,832	—
Deferred income taxes	81	(18,960)
Other	2,085	183
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	86,840	(11,660)
Inventories	(3,309)	729
Prepaid expenses and other assets	(2,354)	(3,084)
Accounts payable	(6,053)	(7,103)
Accrued liabilities	3,891	8,747
Accrued compensation	(992)	10,834
Deferred revenue	57,348	44,193
Other long-term liabilities	2,557	3,460
Net cash provided by (used in) operating activities	35,844	(84,522)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(24,538)	(31,469)
Purchases of short-term investments	(301,213)	(302,531)
Proceeds from maturities of short-term investments	92,138	8,000
Acquisition of business, net of cash acquired	—	(55,058)
Lease deposits	(786)	(403)
Net cash used in investing activities	(234,399)	(381,461)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	—	445,280
Net proceeds from issuance of convertible senior notes	897,000	—
Prepaid forward stock purchase	(150,000)	—
Proceeds from exercise of equity awards	31,672	18,405
Net cash provided by financing activities	778,672	463,685
Net change in cash and cash equivalents	580,117	(2,298)
Cash and cash equivalents, beginning of period	146,363	173,918
Cash and cash equivalents, end of period	$726,480	$171,620
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$786	$1,172
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid follow-on public offering costs	$—	$984
Unpaid convertible senior notes issuance costs	$470	$—
Vesting of early exercised stock options	$1,201	$3,059
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$3,585	$11,971
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
In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the "Series A Notes") and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the "Series B Notes" and together with the Series A Notes, the "Convertible Senior Notes"), in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). We recognized total net proceeds after the initial purchasers' discount and issuance costs of $896.5 million. In connection with the issuance of the Convertible Senior Notes, we also entered into privately negotiated prepaid forward stock purchase transactions (each a “Prepaid Forward”) with one of the initial purchasers of the Convertible Senior Notes, pursuant to which we purchased approximately $150.0 million worth of our common stock (equivalent to approximately 3.3 million shares) for settlement on or around June 1, 2020 and June 1, 2022, respectively, subject to any early settlement in whole or part of each Prepaid Forward.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and following the requirements of the Securities and Exchange Commission ("SEC"), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year. The balance sheet as of December 31, 2014 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for annual consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K, which was filed with the SEC on March 2, 2015.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates include, but are not limited to, the best estimate of selling price for our products and services, commissions expense, future taxable income, contract manufacturer liabilities, litigation and settlement costs and other loss contingencies, fair value of our stock options and the purchase price allocation of acquired businesses. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from current or revised future estimates.
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three and six months ended June 30, 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014, except for the inclusion of a new policy related to our Convertible Senior Notes.
Convertible Senior Notes
We allocated the principal amount of the Convertible Senior Notes between its liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument of similar credit quality and maturity that did not have the convert feature. The carrying amount of the equity component, representing the embedded conversion option, was determined by deducting the fair value of the liability component from the principal amount of the Convertible Senior Notes as a whole. The equity component was recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Convertible Senior Notes over the carrying amount of the liability component was recorded as a debt discount, and is being amortized to interest expense using the effective interest method through the first date holders have the right to require us to repurchase all or any portion of their Convertible Senior Notes; the first put date (see Note 8). We allocate the total amount of transaction costs incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Senior Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the liability component of the Convertible Senior Notes, and are being amortized to interest expense using the effective interest method through the first put date. Transaction costs attributable to the equity component were netted with the equity component of the Convertible Senior Notes in additional paid-in capital.
Recent Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. This standard requires companies to present debt issuance costs on the balance sheet as a direct deduction from the related liability, consistent with the presentation of debt discounts, rather than as an asset. Amortization of such costs will continue to be reported as interest expense. The guidance is effective for us beginning in the first quarter of 2016, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted.
We have elected to early adopt this standard in the current fiscal quarter, concurrent with the issuance of our Convertible Senior Notes. As such, the issuance costs determined attributable to the liability component of our Convertible Senior Notes have been recorded as a direct deduction from the carrying amount of the notes liability (See Note 8). The adoption of this standard has no impact on any prior period financial statements presented, as we did not previously incur any debt issuance costs.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB decided to defer the effective date by one year, and as a result, the guidance is effective for us beginning in the first quarter of 2018. Early adoption as of the original effective date would be permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We are currently evaluating the impact the adoption will have on our consolidated financial statements and related disclosures.
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
The following table presents our assets measured at fair value on a recurring basis using the above input categories (in thousands):

	As of June 30, 2015				As of December 31, 2014
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$300,064	$—	$—	$300,064	$13,069	$—	$—	$13,069
Commercial paper	—	59,991	—	59,991	—	—	—	—
U.S. Government agencies	—	196,090	—	196,090	—	12,950	—	12,950
Total cash equivalents	300,064	256,081	—	556,145	13,069	12,950	—	26,019
Short-term investments:
Certificates of deposit	—	11,482	—	11,482	—	4,994	—	4,994
Commercial paper	—	4,998	—	4,998	—	—	—	—
Corporate notes and bonds	—	286,828	—	286,828	—	142,984	—	142,984
U.S. Government agencies	—	159,829	—	159,829	—	107,867	—	107,867
Total short-term investments	—	463,137	—	463,137	—	255,845	—	255,845
Total assets measured at fair value	$300,064	$719,218	$—	$1,019,282	$13,069	$268,795	$—	$281,864
The estimated fair value of the Convertible Senior Notes as of June 30, 2015 was determined to be $979.0 million, based on quoted market prices. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

3. Short-Term Investments
Our investments consisted of the following available-for-sale securities (in thousands):

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investment
Certificates of deposit	$11,480	$5	$(3)	$11,482	$—	$11,482
Commercial paper	64,995	—	(6)	64,989	59,991	4,998
Corporate notes and bonds	287,234	4	(410)	286,828	—	286,828
U.S. Government agencies	355,981	40	(102)	355,919	196,090	159,829
Total	$719,690	$49	$(521)	$719,218	$256,081	$463,137

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investment
Certificates of deposit	$5,000	$—	$(6)	$4,994	$—	$4,994
Corporate notes and bonds	143,215	4	(235)	142,984	—	142,984
U.S. Government agencies	121,021	1	(205)	120,817	12,950	107,867
Total	$269,236	$5	$(446)	$268,795	$12,950	$255,845
The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2015
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$5,717	$(3)	$—	$—	$5,717	$(3)
Commercial paper	64,989	(6)	—	—	64,989	(6)
Corporate notes and bonds	208,767	(382)	48,026	(28)	256,793	(410)
U.S. Government agencies	213,784	(101)	4,998	(1)	218,782	(102)
Total	$493,257	$(492)	$53,024	$(29)	$546,281	$(521)

	As of December 31, 2014
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$3,793	$(6)	$—	$—	$3,793	$(6)
Corporate notes and bonds	130,920	(235)	—	—	130,920	(235)
U.S. Government agencies	109,868	(205)	—	—	109,868	(205)
Total	$244,581	$(446)	$—	$—	$244,581	$(446)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of June 30, 2015.
The following table summarizes the contractual maturities of our investments at June 30, 2015 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$459,524	$459,426
Due within one to two years	260,166	259,792
Total	$719,690	$719,218

All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2015	As of December 31, 2014
Computer equipment and software	$98,745	$85,171
Leasehold improvements	37,611	34,522
Furniture and fixtures	12,759	12,022
Machinery and equipment	447	447
Total property and equipment	149,562	132,162
Less: accumulated depreciation	(75,124)	(49,864)
Total property and equipment, net	$74,438	$82,298
Depreciation and amortization expense related to property and equipment and demonstration units during the three months ended June 30, 2015 and 2014 was $15.3 million and $10.2 million, respectively. Depreciation and amortization expense related to property and equipment and demonstration units during the six months ended June 30, 2015 and 2014 was $29.5 million and $19.9 million, respectively.
During the three months ended June 30, 2015, we recognized $1.1 million in accelerated depreciation expense associated with changes in the estimated useful life of certain assets to be replaced in the first quarter of 2016.
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
The acquisition of nPulse was accounted for in accordance with the acquisition method of accounting for business combinations with FireEye as the accounting acquirer. We expensed the related acquisition costs of $0.5 million in general and administrative expenses. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation was finalized during the three months ended June 30, 2015. Total allocation of the purchase price allocation is as follows (in thousands):

Amount
Net tangible liabilities assumed	$(1,833)
Intangible assets	24,700
Deferred tax asset	442
Deferred tax liability	(8,368)
Goodwill	41,671
Total purchase price allocation	$56,612
None of the goodwill is deductible for U.S. federal income tax purposes.

Intangible assets consist primarily of developed technology, customer relationships and in-process research and development. Developed technology intangible includes a combination of patented and unpatented technology, trade secrets, computer software and research processes that represent the foundation for the existing and planned new products and services. Customer relationships intangible relates to nPulse’s ability to sell existing, in-process and future products and services to its existing and potential customers. The in-process research and development intangible represents the estimated fair value of acquired research projects which had not reached technological feasibility at acquisition date, but have since been developed into products and services. The estimated useful life and fair values of the identifiable intangible assets are as follows (in thousands):

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
Goodwill and Purchased Intangible Assets
There were no changes in the carrying amount of goodwill for the six months ended June 30, 2015.
Purchased intangible assets consisted of the following as of the dates below (in thousands):

	As of June 30, 2015	As of December 31, 2014
Developed technology	$78,193	$78,193
Content	128,600	128,600
Customer relationships	75,300	75,300
Contract backlog	13,800	13,800
Trade names	12,400	12,400
Total intangible assets	308,293	308,293
Less: accumulated amortization	(70,201)	(46,668)
Total net intangible assets	$238,092	$261,625
Amortization expense of intangible assets for the three months ended June 30, 2015 and 2014 was $11.8 million and $11.2 million, respectively. Amortization expense of intangible assets for the six months ended June 30, 2015 and 2014 was $23.5 million and $22.0 million, respectively.
The expected annual amortization expense of intangible assets as of June 30, 2015 is presented below (in thousands):

Years Ending December 31,	Amount
2015 (remaining six months)	$23,532
2016	46,448
2017	40,503
2018	29,346
2019	27,574
2020 and thereafter	70,689
Total	$238,092

6. Restructuring Charges
We initiated a series of business restructuring plans beginning in August 2014 to reduce our cost structure and improve efficiency, resulting in workforce reductions and the consolidation of certain real estate facilities. These activities were substantially complete as of December 31, 2014.
The following table sets forth a summary of restructuring activities during the six months ended June 30, 2015 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2014	$—	$765	$765
Provision for restructuring charges	—	—	—
Cash payments	—	(457)	(457)
Balance, June 30, 2015	$—	$308	$308
The remaining restructuring balance of $0.3 million at June 30, 2015 relates to non-cancelable lease costs, which we expect to pay over the terms of the related obligations through the third quarter of 2017, less sublease income.
7. Deferred Revenue
Deferred revenue consisted of the following as of the dates below (in thousands):

	As of June 30, 2015	As of December 31, 2014
Product, current	$9,176	$10,718
Subscription and services, current	223,346	193,159
Total deferred revenue, current	232,522	203,877
Product, non-current	3,599	4,891
Subscription and services, non-current	173,770	143,775
Total deferred revenue, non-current	177,369	148,666
Total deferred revenue	$409,891	$352,543

8. Convertible Senior Notes
Convertible Senior Notes
In June 2015, we issued $460.0 million principal amount of Series A Notes and $460.0 million principal amount of Series B Notes, including the full exercise of the initial purchasers' over-allotment option, in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act. The net proceeds after the initial purchasers' discount of $23.0 million and issuance costs of $0.5 million from the Convertible Senior Notes were $896.5 million. The Series A Notes and Series B Notes bear interest at 1.000% per year and 1.625% per year, respectively, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2015. The Convertible Senior Notes mature on June 1, 2035, unless earlier repurchased, redeemed or converted.
The Convertible Senior Notes are unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes. They rank equally in right of payment with all of our existing and future liabilities that are not expressly subordinated to the Convertible Senior Notes and effectively rank junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness. They are structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.
The Convertible Senior Notes do not contain any financial covenants and do not restrict us from paying dividends or issuing or repurchasing our other securities.
The initial conversion rate on each series of Convertible Senior Notes is 16.4572 shares of our common stock per $1,000 principal amount of Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $60.76 per share of common stock. The conversion rate of each series of Convertible Senior Notes may be adjusted upon the occurrence of certain specified events, but not for accrued and unpaid interest.
Holders may convert the Convertible Senior Notes at their option in multiples of $1,000 principal amount prior to March 1, 2035, excluding the period from March 1, 2020 to June 1, 2020 in the case of the Series A Notes and March 1, 2022 to June 1, 2022 in the case of the Series B Notes, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on September 30, 2015 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Convertible Senior Notes of the relevant series on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Series A Notes or Series B Notes, as applicable, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes of the relevant series on each such trading day;

•
if we call any or all of the Convertible Senior Notes of a series for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the relevant redemption date; or

•	upon the occurrence of specified corporate events, as specified in each indenture governing the Convertible Senior Notes.
Regardless of the foregoing conditions, holders may convert their Convertible Senior Notes at their option in multiples of $1,000 principal amount at any time during the period from March 1, 2020 to June 1, 2020 in the case of the Series A Notes and during the period from March 1, 2022 to June 1, 2022 in the case of the Series B Notes, or after March 1, 2035 until maturity for either series of Convertible Senior Notes. Upon conversion, the Convertible Senior Notes can be settled in cash, shares of our common stock or any combination thereof at our option.
We may be required by holders of the Convertible Senior Notes to repurchase all or any portion of their Convertible Senior Notes at 100% of the principal amount plus accrued and unpaid interest, on each of June 1, 2020, June 1, 2025 and June 1, 2030, in the case of the Series A Notes, and each of June 1, 2022, June 1, 2025 and June 1, 2030 in the case of the Series B Notes. Holders may also require us to repurchase the Convertible Senior Notes if we undergo a "fundamental change," as defined in each indenture governing the Convertible Senior Notes, at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.
Additionally, we may redeem for cash all or any portion of the Series B Notes on or after June 1, 2020 until June 1, 2022 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than three trading days immediately preceding the date we provide notice of redemption. We also may redeem for cash all or any portion of the Series A Notes on or after June 1, 2020 until maturity and all or any portion of the Series B Notes on or after June 1, 2022 until maturity, regardless of the foregoing sale price condition.
In accordance with accounting for debt with conversions and other options, we allocated the principal amount of the Convertible Senior Notes into liability and equity components. We also allocated the total amount of initial purchasers' discount and transaction costs incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Senior Notes. Transaction costs of $0.4 million and $0.1 million were attributable to the liability component and equity component of the Convertible Senior Notes, respectively.
As of June 30, 2015, the liability and equity components of the Convertible Senior Notes consisted of the following (in thousands):

	Series A Notes	Series B Notes	Total
Liability component:
Principal	$460,000	$460,000	$920,000
Less: Convertible senior notes discounts and issuance costs, net of amortization	(102,774)	(128,265)	(231,039)
Net carrying amount	$357,226	$331,735	$688,961

Equity component, net of issuance costs	$92,567	$117,834	$210,401
The unamortized discounts and issuance costs as of June 30, 2015 will be amortized over a weighted-average remaining period of approximately 6 years.
For the three and six months ended June 30, 2015, interest expense related to the Convertible Senior Notes consisted of the following (in thousands):

	Series A Notes	Series B Notes	Total
Coupon interest	$383	$623	$1,006
Amortization of convertible senior notes discounts and issuance costs	1,528	1,304	2,832
Total interest expense recognized	$1,911	$1,927	$3,838

Effective interest rate on the liability component	6.4%	7.0%	6.7%

Prepaid Forward Stock Purchase
In connection with the issuance of the Convertible Senior Notes, we also entered into privately negotiated Prepaid Forwards with one of the initial purchasers of the Convertible Senior Notes (the "Forward Counterparty"), pursuant to which we purchased approximately $150.0 million worth of our common stock (equivalent to approximately 3.3 million shares) for settlement on or around June 1, 2020 and June 1, 2022, respectively, subject to any early settlement, in whole or in part, of each Prepaid Forward. The Prepaid Forwards are intended to facilitate privately negotiated derivative transactions by which investors in the Convertible Senior Notes will be able to hedge their investment in the Convertible Senior Notes. In the event we pay any cash dividends on our common stock, the Forward Counterparty will pay an equivalent amount back to us.
The related shares were accounted for as a repurchase of common stock, and are presented as Treasury Stock in the unaudited condensed consolidated balance sheets. The 3.3 million shares of common stock purchased under the Prepaid Forwards are excluded from weighted-average shares outstanding for basic and diluted EPS purposes although they remain legally outstanding.
9. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire on various dates through the year ending December 31, 2024. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense, net of sublease income, was $3.6 million and $2.7 million for the three months ended June 30, 2015 and 2014, respectively. Rent expense, net of sublease income, was $6.8 million and $5.3 million for the six months ended June 30, 2015 and 2014, respectively.
The aggregate future non-cancelable minimum rental payments on our operating leases, as of June 30, 2015, are as follows (in thousands):

Years Ending December 31,	Amount
2015 (remaining six months)	$10,846
2016	10,646
2017	7,916
2018	5,759
2019	5,522
2020 and thereafter	10,511
Total	$51,200
Total future non-cancelable minimum rental payments have not been reduced by future minimum sublease rentals totaling $1.0 million.
We are party to letters of credit totaling $1.9 million as of June 30, 2015 and December 31, 2014, issued primarily in support of operating leases at several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of June 30, 2015 and December 31, 2014, we had non-cancelable open orders of $21.8 million and $23.2 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of June 30, 2015 we have not accrued any significant costs for such non-cancelable commitments.
Purchase Obligations
As of June 30, 2015, we had approximately $26.0 million of non-cancelable firm purchase commitments primarily for purchases of software and services. Amounts which we have received delivery of the goods or services under purchase orders outstanding at June 30, 2015, are reflected in the Condensed Consolidated Balance Sheet as accounts payable or accrued liabilities, and are excluded from the $26.0 million.
Litigation
We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and whether or not those losses are estimable.

On June 20, 2014, a purported stockholder class action lawsuit was filed in the Superior Court of California, County of Santa Clara, against the Company, current and former members of our Board of Directors, our Chief Financial Officer, and the underwriters of our March 2014 follow-on public offering.  On July 17, 2014, a substantially similar lawsuit was filed in the same court against the same defendants. The actions were consolidated and, on March 4, 2015, an amended complaint was filed, alleging violations of the federal securities laws on behalf of a purported class consisting of purchasers of the Company's common stock pursuant or traceable to the registration statement and prospectus for the follow-on public offering, and seeking unspecified compensatory damages and other relief.  On April 20, 2015, defendants filed demurrers seeking that the amended complaint be dismissed. On July 10, 2015, the court heard oral argument on the demurrers and has yet to issue a final ruling. The Company intends to defend the litigation vigorously.  Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
On November 24, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. On June 29, 2015, plaintiffs filed a consolidated complaint alleging violations of the federal securities laws on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s securities between January 2, 2014, and November 4, 2014. Plaintiffs seek, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class. The Company intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
On January 28, 2015, certain of the Company’s officers and directors were named as defendants in a putative derivative action filed in the Superior Court of California, County of Santa Clara. On April 21, 2015, a substantially similar lawsuit was filed in the same court against the same defendants. The Company is named as a nominal defendant in both actions. The actions were consolidated and a consolidated complaint was filed on June 15, 2015, purporting to allege claims for breach of fiduciary duty and unjust enrichment. Defendants have filed demurrers to the consolidated complaint, which are scheduled for hearing on December 4, 2015. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
On April 28, 2015, a lawsuit was filed in the Delaware Court of Chancery by a purported stockholder against the Company, seeking production of certain books and records pursuant to Delaware law. The Company filed a motion to dismiss, which is set to be heard on August 11, 2015. The Company intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through June 30, 2015, there have been no claims under any indemnification provisions.
10. Common Shares Reserved for Issuance
We have 100,000,000 shares of convertible preferred stock authorized, none of which were issued and outstanding as of June 30, 2015 or December 31, 2014.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of June 30, 2015 and December 31, 2014. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.

As of June 30, 2015 and December 31, 2014, we had reserved shares of common stock for issuance as follows (in thousands):

	As of June 30, 2015	As of December 31, 2014
Reserved under stock award plans	41,458	38,879
Convertible Senior Notes	15,141	—
ESPP	3,792	2,683
Total	60,391	41,562
11. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Awards granted under the 2013 Plan vest over the periods determined by the Board of Directors or compensation committee of the Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant for so long as such stock remains unvested. Approximately 15.0 million shares of our common stock were reserved for future grants as of June 30, 2015 under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of 3,792,578 shares of common stock were available for future issuance as of June 30, 2015 under our ESPP.
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
Stock Option Activity
A summary of the activity for our stock option changes during the reporting period and a summary of information related to options vested and expected to vest and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2014	18,578	$9.13		7.40	$445,636
Granted	—	—	$—
Exercised	(4,684)	4.88			177,528
Cancelled	(809)	13.95
Balance — June 30, 2015	13,085	$10.35		7.32	$518,607
Options vested and expected to vest — June 30, 2015	12,847	$10.26		7.31	$510,092
Options exercisable — June 30, 2015	6,350	$8.20		6.87	$263,582

Restricted Stock Award (RSA) and Restricted Stock Unit (RSU) Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting period and a summary of information related to unvested restricted common stock, RSAs and RSUs and those expected to vest are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2014	8,341		1.70	$263,416
Granted	7,690	$41.74
Vested	(1,691)
Cancelled	(937)
Unvested balance — June 30, 2015	13,403		1.74	655,563
Expected to vest — June 30, 2015	12,584		1.74	$615,495
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
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP for the offering period beginning May 15, 2015:

	Three and Six months ended June 30, 2015	Three and Six months ended June 30, 2014
Fair value of common stock	$35.16	$23.02
Risk-free interest rate	0.09% - 0.23%	0.05% - 0.09%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Volatility	39%	45%
Dividend yield	—%	—%
Stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of product revenue	$386	$236	$654	$381
Cost of subscription and services revenue	7,163	3,605	13,541	7,025
Research and development	16,525	7,803	32,560	12,406
Sales and marketing	19,358	15,923	35,812	24,611
General and administrative	12,979	10,686	23,719	19,024
Total	$56,411	$38,253	$106,286	$63,447

As of June 30, 2015, total compensation cost related to stock-based awards not yet recognized was $466.8 million, net of estimated forfeitures, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 3 years.
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
We recognized a provision for income taxes of $0.9 million for the three months ended June 30, 2015. We recognized a benefit from income taxes of $10.3 million for the three months ended June 30, 2014. The tax provision for the three months ended June 30, 2015 is primarily due to foreign taxes and state minimum taxes. The tax benefit for the three months ended June 30, 2014 is primarily due to a decrease in the U.S. deferred tax liabilities previously established in purchase accounting due to amortization of the related intangibles and an increase in U.S. deferred tax assets primarily related to current year operating losses and stock based compensation, partially offset by foreign taxes and state minimum taxes.
We recognized a provision for income taxes of $1.9 million for the six months ended June 30, 2015. We recognized a benefit from income taxes of $16.4 million for the six months ended June 30, 2014. The tax provision for the six months ended June 30, 2015 is primarily due to foreign taxes and state minimum taxes. The tax benefit for the six months ended June 30, 2014 is primarily due to a decrease in the U.S. deferred tax liabilities previously established in purchase accounting due to amortization of the related intangibles and an increase in U.S. deferred tax assets primarily related to current year operating losses and stock based compensation, partially offset by foreign taxes and state minimum taxes.
13. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and warrants. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for the three and six months ended June 30, 2015 and 2014, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(133,573)	$(116,823)	$(267,537)	$(218,034)
Denominator:
Weighted average number of shares outstanding—basic and diluted	154,121	141,895	152,890	137,939
Net loss per share—basic and diluted	$(0.87)	$(0.82)	$(1.75)	$(1.58)
The following outstanding options and unvested shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2015	2014
Options to purchase common stock	13,085	23,317
Unvested early exercised common shares	1,547	3,308
Unvested restricted stock awards and units	13,403	6,960
Convertible senior notes	15,141	—
ESPP shares	97	137

14. Employee Benefit Plan
401(k) Plan
We have established a 401(k) tax-deferred savings plan (the “401(k) Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. In addition, until January 2015, we maintained a tax qualified plan for employees of the Mandiant subsidiary that was assumed in the Mandiant acquisition. In January 2015, the Mandiant 401(k) plan was merged into the 401(k) Plan. All participants’ interests in their deferrals are 100% vested when contributed under both 401(k) plans. We are responsible for administrative costs of the 401(k) Plan and have made no matching contributions into our 401(k) Plan since inception. The Mandiant 401(k) plan had provided for a match of 100% of the first 4% of an eligible employee’s compensation contributed. Matching contributions under the Mandiant 401(k) plan were 100% vested when made. Under both 401(k) plans, pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Each 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to each 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made. We contributed $0.7 million and $1.4 million to the Mandiant 401(k) plan for the three and six months ended June 30, 2014, respectively.
15. Segment and Major Customers Information
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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
United States	$106,131	$69,636	$195,320	$125,364
EMEA	18,971	14,678	35,763	23,923
APAC	15,610	6,621	29,330	12,948
Other	6,495	3,554	12,164	6,234
Total revenue	$147,207	$94,489	$272,577	$168,469
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of June 30, 2015	As of December 31, 2014
Property and Equipment, net:
United States	$56,805	$66,807
International	17,633	15,491
Total property and equipment, net	$74,438	$82,298
For the three and six months ended June 30, 2015, one distributor represented 15% and 14%, respectively, and one reseller represented 13% and 12%, respectively, of the Company's total revenue. For the three and six months ended June 30, 2014, one customer represented 12% and 11%, respectively, of the Company's total revenue. As of June 30, 2015, one distributor represented 10% of the Company's net accounts receivable balance. As of December 31, 2014, one distributor represented 15% of the Company's net accounts receivable balance.

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
Second Quarter Fiscal 2015 Highlights

•
Revenue: Second quarter revenue was $147.2 million, an increase of 56 percent from the second quarter of 2014. Total revenue included product revenue of $49.7 million, product subscription revenue of $48.5 million, support and maintenance revenue of $21.4 million and professional services revenue of $27.6 million.

•
Deferred revenue: Deferred revenue totaled $409.9 million at the end of the second quarter, an increase of $177.9 million, or 77 percent, from the end of the second quarter of 2014. Current deferred revenue was $232.5 million, an increase of $95.7 million from the end of the second quarter of 2014, and included $9.2 million in deferred product revenue and $223.3 million in deferred subscription, support and services revenue. Non-current deferred revenue was $177.4 million, an increase of $82.2 million from the end of the second quarter of 2014. Non-current deferred revenue included $3.6 million of deferred product revenue and $173.8 million of deferred subscription, support and services revenue.

•
Net loss: Second quarter net loss was $133.6 million, or $0.87 per share, based on approximately 154 million weighted average shares outstanding. This compares to a net loss of $116.8 million, or $0.82 per share, based on approximately 142 million weighted average shares outstanding, in the second quarter of 2014.

•
Cash flow from operations: Second quarter cash flow from operations increased more than $100 million year-over-year to $39.1 million, compared to negative $61.9 million in the second quarter of 2014. Purchases of property and equipment and demonstration units decreased to $11.9 million in the second quarter of 2015, compared to $17.3 million in the second quarter of 2014.

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
We require customers to purchase a subscription to our DTI cloud and support and maintenance services when they purchase any part of our product portfolio. Our customers generally purchase these subscriptions and services for a one or three year term, and revenue from such subscriptions is recognized ratably over the subscription period. Sales of these subscriptions and services have increased our deferred revenue. As of June 30, 2015 and December 31, 2014, our total deferred revenue was $409.9 million and $352.5 million, respectively. Amortization of this growing deferred revenue has increased our subscription and services revenue as a percentage of total revenue. For the three months ended June 30, 2015 and 2014, subscription and services revenue as a percentage of total revenue was 66% and 60%, respectively. For the six months ended June 30, 2015 and 2014, subscription and services revenue as a percentage of total revenue was 67% and 63%, respectively. While most of the growth in our subscription and services revenue during such periods relates to the amortization of the initial subscription and services agreements, renewals of such agreements have also contributed to this growth. Our renewal rate for subscriptions expiring in the 12 months ended June 30, 2015 was in excess of 90%, and we expect to maintain high renewal rates in the future due to the significant value we believe these subscriptions and services add to the efficacy of our product portfolio.
We also offer FireEye-as-a-Service, which includes our Network Platform and Endpoint Security Platform solutions, managed by our security experts through our security operations centers around the world. Revenue from this service is recognized ratably over the period the service is provided. In addition to our product and subscription services, we offer professional services, including incident response and related consulting services for our customers who have experienced a cyber-security breach or require assistance assessing the vulnerability of their networks. We also offer training services to educate customers in the implementation and use and functionality of our products, and other professional services to assist as technical resources. Revenue from these services is recognized as delivered.
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

	Three Months Ended or As of		Six Months Ended or As of
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Product revenue	$49,696	$37,683	$89,933	$61,935
Subscription and services revenue	97,511	56,806	182,644	106,534
Total revenue	$147,207	$94,489	$272,577	$168,469
Year-over-year percentage increase	56%	184%	62%	173%
Gross margin percentage	62%	56%	60%	54%
Deferred revenue, current	$232,522	$136,808	$232,522	$136,808
Deferred revenue, non-current	$177,369	$95,199	$177,369	$95,199
Billings (non-GAAP)	$178,334	$113,774	$329,925	$212,962
Net cash provided by (used in) operating activities	$39,060	$(61,934)	$35,844	$(84,522)
Free cash flow (non-GAAP)	$27,191	$(79,216)	$11,306	$(115,991)
Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenue as of the period end. The majority of our deferred revenue consists of the unamortized balance of revenue from subscriptions to our DTI cloud, FireEye-as-a-Service offerings and support and maintenance contracts. Because invoiced amounts for subscriptions and services can be for multiple years, we classify our deferred revenue as current or non-current depending on when we expect to recognize the related revenue. If the deferred revenue is expected to be recognized within 12 months, it is classified as current. Otherwise, the deferred revenue is classified as non-current. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenue	$147,207	$94,489	$272,577	$168,469
Add: Deferred revenue, end of period	409,891	232,007	409,891	232,007
Less: Deferred revenue, beginning of period	378,764	212,722	352,543	187,514
Billings (non-GAAP)	$178,334	$113,774	$329,925	$212,962
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Cash flow provided by (used in) operating activities	$39,060	$(61,934)	$35,844	$(84,522)
Less: purchase of property and equipment and demonstration units	11,869	17,282	24,538	31,469
Free cash flow (non-GAAP)	$27,191	$(79,216)	$11,306	$(115,991)
Net cash used in investing activities	$(216,158)	$(223,392)	$(234,399)	$(381,461)
Net cash provided by financing activities	$766,802	$15,676	$778,672	$463,685
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
We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. We calculate our renewal rate by dividing the number of renewing customers that were due for renewal in any rolling 12 month period by the number of customers that were due for renewal in that same rolling 12 month period. Our renewal rate for subscription and service agreements expiring in the 12 months ended June 30, 2015 and 2014 was in excess of 90%. These high renewal rates are primarily attributable to the incremental value added to our appliances by our DTI cloud subscriptions and support and maintenance services. As DTI cloud subscriptions and support and maintenance services represented 48% and 42% of our total revenue during the three months ended June 30, 2015 and 2014, respectively, and 49% and 43% of our total revenue during the six months ended June 30, 2015 and 2014, respectively, we expect our ability to maintain high renewal rates for these subscriptions and services to have a material impact on our future financial performance.

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
Interest Expense
Interest expense is primarily a result of our convertible senior notes, consisting of interest at the stated rate (coupon) and amortization of discounts and issuance costs.
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

	Three Months Ended June 30,
	2015		2014
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars In thousands)
Revenue:
Product	$49,696	34%	$37,683	40%
Subscription and services	97,511	66	56,806	60
Total revenue	147,207	100	94,489	100
Cost of revenue:
Product	17,101	12	13,749	15
Subscription and services	39,006	26	27,831	29
Total cost of revenue	56,107	38	41,580	44
Total gross profit	91,100	62	52,909	56
Operating expenses:
Research and development	68,798	47	53,408	56
Sales and marketing	116,008	79	94,591	100
General and administrative	34,687	23	31,931	34
Total operating expenses	219,493	149	179,930	190
Operating loss	(128,393)	(87)	(127,021)	(134)
Interest income	391	—	183	—
Interest expense	(3,838)	(3)	(4)	—
Other expense, net	(806)	—	(329)	(1)
Loss before income taxes	(132,646)	(90)	(127,171)	(135)
Provision for (benefit from) income taxes	927	1	(10,348)	(11)
Net loss attributable to common stockholders	$(133,573)	(91)%	$(116,823)	(124)%

	Six Months Ended June 30,
	2015		2014
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars In thousands)
Revenue:
Product	$89,933	33%	$61,935	37%
Subscription and services	182,644	67	106,534	63
Total revenue	272,577	100	168,469	100
Cost of revenue:
Product	32,301	12	24,075	14
Subscription and services	75,857	28	52,798	32
Total cost of revenue	108,158	40	76,873	46
Total gross profit	164,419	60	91,596	54
Operating expenses:
Research and development	134,403	49	95,378	56
Sales and marketing	223,603	82	171,445	102
General and administrative	67,294	25	59,031	35
Total operating expenses	425,300	156	325,854	193
Operating loss	(260,881)	(96)	(234,258)	(139)
Interest income	660	—	228	—
Interest expense	(3,838)	(1)	(11)	—
Other expense, net	(1,574)	—	(383)	—
Loss before income taxes	(265,633)	(97)	(234,424)	(139)
Provision for (benefit from) income taxes	1,904	1	(16,390)	(10)
Net loss attributable to common stockholders	$(267,537)	(98)%	$(218,034)	(129)%
Comparison of the Three Months Ended June 30, 2015 and 2014
Revenue

	Three Months Ended June 30,
	2015		2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$49,696	34%	$37,683	40%	$12,013	32%
Subscription and services	97,511	66	56,806	60	40,705	72
Total revenue	$147,207	100%	$94,489	100%	$52,718	56%
Revenue by geographic region:
United States	$106,131	72%	$69,636	74%	$36,495	52%
EMEA	18,971	13	14,678	15	4,293	29
APAC	15,610	11	6,621	7	8,989	136
Other	6,495	4	3,554	4	2,941	83
Total revenue	$147,207	100%	$94,489	100%	$52,718	56%
Product revenue increased by $12.0 million, or 32%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in product revenue was primarily driven by growth in our installed base of customers, which grew from approximately 2,500 as of June 30, 2014 to approximately 3,800 as of June 30, 2015, as well as follow-on purchases from customers expanding their initial deployments of our product portfolio. Our Network Threat Prevention product continued to account for the largest portion of our product revenue as customers that purchase our product portfolio generally purchase more Network Threat Prevention appliances than our other appliances, reflecting the fact that their networks typically have more Web entry points than email or file entry points to protect. Our newer endpoint and mobile threat prevention products continue to grow, but account for a smaller percentage of total product revenues as the market for these products is still developing.
Subscription and service revenue increased by $40.7 million, or 72%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase is comprised of an increase in subscription revenue of $20.5 million, an increase in support and maintenance revenue of $9.6 million and an increase in professional services revenue of $10.6 million. The increase in subscription revenue of $20.5 million and the increase in support and maintenance revenue of $9.6 million is primarily due to an increase in initial customer purchases of $22.6 million and an increase in the amortization of deferred subscription and support and maintenance revenue related to renewals of $7.5 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Given our high renewal rate and increasing base of customers, we expect revenue from the amortization of deferred subscription and services revenue related to renewals to increase as a percentage of our total revenue from deferred subscription and services revenue. Our renewal rate for subscription and services agreements expiring in the 12 months ended June 30, 2015 was in excess of 90%.
Our international revenue increased $16.2 million, or 65%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, which reflects our increasing international market presence.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2015		2014		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$17,101		$13,749		$3,352	24%
Subscription and services	39,006		27,831		11,175	40%
Total cost of revenue	$56,107		$41,580		$14,527	35%
Gross margin:
Product		66%		64%
Subscription and services		60%		51%
Total gross margin		62%		56%
The cost of product revenue increased $3.4 million, or 24%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in cost of product revenue was driven primarily by an increase in product revenue.
The cost of subscription and services revenue increased $11.2 million, or 40%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in cost of subscription and services revenue was driven by a $4.6 million increase in personnel costs, primarily due to a $3.6 million increase in stock-based compensation charges as well as a 9% increase in headcount, a $3.3 million increase in IT costs to support departmental expansion and a $2.0 million increase due to higher data hosting services. Additionally, $1.1 million of the increase was due to accelerated depreciation as a result of changes in the estimated useful life of certain assets to be replaced in the first quarter of 2016.
Gross margin increased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in product margins is primarily due to the increased volume of products sold with minimal directly incremental costs. The increase in subscription and services margins is primarily due to an increase in the proportion of total revenues attributable to subscription revenue as compared to professional services and other revenues, which have higher gross margins.

Operating Expenses

	Three Months Ended June 30,
	2015		2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$68,798	47%	$53,408	56%	$15,390	29%
Sales and marketing	116,008	79	94,591	100	21,417	23
General and administrative	34,687	23	31,931	34	2,756	9
Total operating expenses	$219,493	149%	$179,930	190%	$39,563	22%
Includes stock-based compensation expense of:
Research and development	$16,525		$7,803
Sales and marketing	19,358		15,923
General and administrative	12,979		10,686
Total	$48,862		$34,412
Research and Development
Research and development expense increased $15.4 million, or 29%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was driven by a $13.3 million increase in personnel costs, primarily due to an $8.7 million increase in stock-based compensation charges, as well as a 14% increase in headcount. Additionally, $1.6 million of the increase was driven by higher facility and IT costs to support departmental expansion and continued investment in our future product and service offerings.
Sales and Marketing
Sales and marketing expense increased $21.4 million, or 23%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was driven by a $9.4 million increase in personnel costs, of which $3.4 million was related to stock-based compensation charges, largely as a result of an 18% increase in headcount, as well as an $8.0 million increase in commissions associated with higher sales. Additionally, $2.2 million of the increase was driven by higher travel costs associated with the increased sales activity.
General and Administrative
General and administrative expense increased $2.8 million, or 9%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was driven by a $4.0 million increase in personnel costs, of which $2.3 million was related to stock-based compensation charges, largely as a result of a 12% increase in headcount, a $3.1 million increase in depreciation expense for added equipment and new location set-up, as well as a $0.9 million increase in bad debt expense. This was partially reduced by a $5.6 million decrease in allocated facility and IT costs due to greater expansion in other departments.
Interest Income

	Three Months Ended June 30,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Interest income	$391	$183	$208	114%
Interest income increased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to higher average balances in our cash and cash equivalents and investments.

Interest Expense

	Three Months Ended June 30,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Interest expense	$(3,838)	$(4)	$3,834	95,850%
Interest expense increased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to interest expense from the Convertible Senior Notes issued in June 2015.
Other Expense, Net

	Three Months Ended June 30,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Other expense, net	$(806)	$(329)	$477	145%
The increase in other expense, net during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to foreign currency transaction losses caused by unfavorable changes in foreign currency exchange rates.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Provision for (benefit from) income taxes	$927	$(10,348)
Effective tax rate (benefit) provision	1%	(8)%
The provision for income taxes for the three months ended June 30, 2015 is primarily due to foreign taxes and state minimum income taxes. The change from a benefit from income taxes to a provision for income taxes during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to the fact that we no longer have deferred tax liabilities in excess of our deferred tax assets which would be available as a source of income for purposes of determining our valuation allowance. We continue to maintain a full valuation allowance on all of our U.S. and Singapore-based deferred tax assets to the extent that deferred tax liabilities are not available as a source of income as of June 30, 2015.
Comparison of the Six Months Ended June 30, 2015 and 2014
Revenue

	Six Months Ended June 30,
	2015		2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$89,933	33%	$61,935	37%	$27,998	45%
Subscription and services	182,644	67	106,534	63	76,110	71
Total revenue	$272,577	100%	$168,469	100%	$104,108	62%
Revenue by geographic region:
United States	$195,320	72%	$125,364	74%	$69,956	56%
EMEA	35,763	13	23,923	14	11,840	49
APAC	29,330	11	12,948	8	16,382	127
Other	12,164	4	6,234	4	5,930	95
Total revenue	$272,577	100%	$168,469	100%	$104,108	62%

Product revenue increased by $28.0 million, or 45%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in product revenue was primarily driven by growth in our installed base of customers, which grew from approximately 2,500 as of June 30, 2014 to approximately 3,800 as of June 30, 2015, as well as follow-on purchases from customers expanding their initial deployments of our product portfolio. Our Network Threat Prevention product continued to account for the largest portion of our product revenue as customers that purchase our product portfolio generally purchase more Network Threat Prevention appliances than our other appliances, reflecting the fact that their networks typically have more Web entry points than email or file entry points to protect. Our newer endpoint and mobile threat prevention products continue to grow, but account for a smaller percentage of total product revenues as the market for these products is still developing.
Subscription and service revenue increased by $76.1 million, or 71%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase is comprised of an increase in subscription revenue of $41.0 million, an increase in support and maintenance revenue of $17.9 million and an increase in professional services revenue of $17.2 million. The increase in subscription revenue of $41.0 million and the increase in support and maintenance revenue of $17.9 million is primarily due to an increase in initial customer purchases of $43.6 million and an increase in the amortization of deferred subscription and support and maintenance revenue related to renewals of $15.3 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Given our high renewal rate and increasing base of customers, we expect revenue from the amortization of deferred subscription and services revenue related to renewals to increase as a percentage of our total revenue from deferred subscription and services revenue. Our renewal rate for subscription and services agreements expiring in the 12 months ended June 30, 2015 was in excess of 90%.
Our international revenue increased $34.2 million, or 79%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, which reflects our increasing international market presence.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2015		2014		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$32,301		$24,075		$8,226	34%
Subscription and services	75,857		52,798		23,059	44%
Total cost of revenue	$108,158		$76,873		$31,285	41%
Gross margin:
Product		64%		61%
Subscription and services		58%		50%
Total gross margin		60%		54%
The cost of product revenue increased $8.2 million, or 34%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in cost of product revenue was driven primarily by an increase in product revenue.
The cost of subscription and services revenue increased $23.1 million, or 44%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in cost of subscription and services revenue was driven by a $11.1 million increase in personnel costs, primarily due to a $6.5 million increase in stock-based compensation charges, as well as a 9% increase in headcount, a $7.1 million increase in IT costs to support departmental expansion and a $3.5 million increase due to higher data hosting services. Additionally, $1.1 million of the increase was due to accelerated depreciation as a result of changes in the estimated useful life of certain assets to be replaced in the first quarter of 2016.
Gross margin increased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in product margins is primarily due to the increased volume of products sold with minimal directly incremental costs. The increase in subscription and services margins is primarily due to an increase in the proportion of total revenues attributable to subscription revenue as compared to professional services and other revenues, which have higher gross margins.

Operating Expenses

	Six Months Ended June 30,
	2015		2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$134,403	49%	$95,378	56%	$39,025	41%
Sales and marketing	223,603	82	171,445	102	52,158	30
General and administrative	67,294	25	59,031	35	8,263	14
Total operating expenses	$425,300	156%	$325,854	193%	$99,446	31%
Includes stock-based compensation expense of:
Research and development	$32,560		$12,406
Sales and marketing	35,812		24,611
General and administrative	23,719		19,024
Total	$92,091		$56,041
Research and Development
Research and development expense increased $39.0 million, or 41%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was driven by a $33.9 million increase in personnel costs, primarily due to a $20.2 million increase in stock-based compensation charges, as well as a 14% increase in headcount. Additionally, $4.1 million of the increase was driven by higher facility and IT costs to support departmental expansion and continued investment in our future product and service offerings.
Sales and Marketing
Sales and marketing expense increased $52.2 million, or 30%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was driven by a $30.7 million increase in personnel costs, of which $11.2 million was related to stock-based compensation charges, largely as a result of an 18% increase in headcount, as well as a $13.7 million increase in commissions associated with higher sales. Additionally, $3.4 million of the increase was driven by higher travel costs associated with the increased sales activity.
General and Administrative
General and administrative expense increased $8.3 million, or 14%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was driven by a $10.4 million increase in personnel costs, of which $4.7 million was related to stock-based compensation charges, largely as a result of a 12% increase in headcount, a $6.6 million increase in depreciation expense for added equipment and new location set-ups, as well as a $1.2 million increase in bad debt expense. This was partially reduced by a $13.9 million decrease in allocated facility and IT costs due to greater expansion in other departments.
Interest Income

	Six Months Ended June 30,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Interest income	$660	$228	$432	189%
Interest income increased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to higher interest rates and higher average balances in our cash and cash equivalents and investments.

Interest Expense

	Six Months Ended June 30,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Interest expense	$(3,838)	$(11)	$3,827	34,791%
Interest expense increased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to interest expense from the Convertible Senior Notes issued in June 2015.
Other Expense, Net

	Six Months Ended June 30,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Other expense, net	$(1,574)	$(383)	$1,191	311%
The increase in other expense, net during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to foreign currency transaction losses caused by unfavorable changes in foreign currency exchange rates.
Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Provision for (benefit from) income taxes	$1,904	$(16,390)
Effective tax rate (benefit) provision	1%	(7)%
The provision for income taxes for the six months ended June 30, 2015 is primarily due to foreign taxes and state minimum income taxes. The change from a benefit from income taxes to a provision for income taxes during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to the fact that we no longer have deferred tax liabilities in excess of our deferred tax assets which would be available as a source of income for purposes of determining our valuation allowance. We continue to maintain a full valuation allowance on all of our U.S. and Singapore-based deferred tax assets to the extent that deferred tax liabilities are not available as a source of income as of June 30, 2015.
Liquidity and Capital Resources

	As of June 30, 2015	As of December 31, 2014
	(In thousands)
Cash and cash equivalents	$726,480	$146,363
Short-term investments	$463,137	$255,845

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash provided by (used in) operating activities	$35,844	$(84,522)
Cash used in investing activities	(234,399)	(381,461)
Cash provided by financing activities	778,672	463,685
Net increase (decrease) in cash and cash equivalents	$580,117	$(2,298)

As of June 30, 2015, our cash and cash equivalents of $726.5 million were held for working capital, capital expenditures, investment in technology and business acquisition purposes, of which approximately $49.4 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2015 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.

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
In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the "Series A Notes") and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the "Series B Notes" and together with the Series A Notes, the "Convertible Senior Notes"), in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended. We received total net proceeds after the initial purchasers' discount and issuance costs of $896.5 million. In connection with the issuance of the Convertible Senior Notes, we also entered into privately negotiated prepaid forwards (each a "Prepaid Forward") with one of the initial purchasers of the Convertible Senior Notes, pursuant to which we purchased approximately $150.0 million worth of our common stock (equivalent to approximately 3.3 million shares) for settlement on or around June 1, 2020 and June 1, 2022, respectively, subject to any early settlement in whole or in part of each Prepaid Forward.
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
Operating Activities
During the six months ended June 30, 2015, our operating activities provided cash of $35.8 million. We incurred a net loss of $267.5 million, which included net non-cash expenses of $165.5 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities provided cash of $137.9 million, primarily sourced from accounts receivable for $86.8 million resulting from increased collections, which benefited from greater use of programs to incentivize early payment, and deferred revenue for $57.3 million as a result of increases in sales of subscriptions and support and maintenance services, partially offset by the use of cash related to current assets of $5.7 million primarily related to increased inventory purchases and vendor prepayments.
During the six months ended June 30, 2014, our operating activities used cash of $84.5 million. We incurred a net loss of $218.0 million, which included net non-cash expenses of $87.4 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense, and deferred tax benefit. Our net change in operating assets and liabilities provided cash of $46.1 million, primarily sourced from deferred revenue for $44.2 million as a result of increases in sales of subscriptions and support and maintenance services.
Investing Activities
Cash used in investing activities during the six months ended June 30, 2015 was $234.4 million, primarily for net purchases of marketable securities to invest a portion of the significant cash received from the Convertible Senior Notes and, to a lesser extent, capital expenditures to purchase property and equipment and demonstration units.
Cash used in investing activities during the six months ended June 30, 2014 was $381.5 million, primarily for the purchase of marketable securities to invest a portion of the significant cash received from our follow-on public offering and, to a lesser extent, for the acquisition of nPulse and for capital expenditures to purchase property and equipment and demonstration units.
Financing Activities
During the six months ended June 30, 2015, financing activities provided $778.7 million in cash, primarily from the issuance of Convertible Senior Notes and proceeds from the exercise of employee stock options, partially offset by cash used to purchase the Prepaid Forwards.
During the six months ended June 30, 2014, financing activities provided $463.7 million in cash, primarily from net proceeds of $445.3 million from our follow-on public offering, and proceeds of $18.4 million from the exercise of employee stock options.

Contractual Obligations and Commitments
As discussed in Note 8 Convertible Senior Notes contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q, we issued $920.0 million aggregate principal amount of Convertible Senior Notes. The Convertible Senior Notes mature on June 1, 2035, with interest payments due semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2015. The following table summarizes our contractual obligation related to the Convertible Senior Notes as of June 30, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Convertible Senior Notes	$1,161,500	$12,075	$24,150	$24,150	$1,101,125
See Note 9 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information on other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
There have been no significant changes to any significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 2, 2015, except for the inclusion of a new policy related to our Convertible Senior Notes. See Note 1 Description of Business and Summary of Significant Accounting Policies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q for a full description of our policy on the Convertible Senior Notes.
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
Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee, British Pound Sterling, Japanese Yen and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at June 30, 2015 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Convertible Senior Notes have fixed interest rates at 1.00% and 1.625%. The fair value of the Convertible Senior Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of June 30, 2015, the fair value of our Convertible Senior Notes was approximately $979.0 million.
We had cash and cash equivalents and investments of $1,189.6 million as of June 30, 2015, consisting of bank deposits, money market funds, certificates of deposit and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the "Litigation" subheading in Note 9 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A.  Risk Factors
Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. Please see page 19 of this Quarterly Report on Form 10-Q for a discussion of forward-looking statements that are qualified by these risk factors. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.
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
Our headcount increased from more than 1,600 employees as of December 31, 2013 to approximately 2,800 employees as of June 30, 2015. We expect our headcount to continue to grow rapidly. In addition, our number of end-customers increased from more than 1,900 to approximately 3,800 over the same period. This rapid growth has placed significant demands on our management and our operational and financial infrastructure. To improve our infrastructure, we continue to enhance our enterprise resource planning system, including revenue recognition and management software, and implement and enhance additional systems. There is no assurance that we will be able to successfully scale improvements to our enterprise resource planning system or implement or scale improvements to our other systems, processes and controls in a manner that keeps pace with our growth or that such systems, processes and controls will be effective in preventing or detecting errors, omissions or fraud.
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
Furthermore, our products and services may fail to detect or prevent malware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our products and services to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our clients and the sophistication of malware, viruses and other threats. In addition, from time to time, firms test our products against other security products. Our products may fail to detect or prevent threats in any particular test for a number of reasons, including misconfiguration. To the extent potential customers, industry analysts or testing firms believe that the occurrence of a failure to detect or prevent any particular threat is a flaw or indicates that our products or services do not provide significant value, our reputation and business could be harmed. Failure to keep pace with technological changes in the IT security industry and changes in the threat landscape could adversely affect our ability to protect against security breaches and could cause us to lose customers. In addition, in the event that a customer suffers a cyber attack, we could be subject to claims based on a misunderstanding of the scope of our contractual warranties or the protection afforded by the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002, or the SAFETY Act.
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

•
the cost and potential outcomes of existing and future litigation, including, without limitation, the purported stockholder lawsuits described under the "Litigation" subheading in Note 9 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q;

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
We have incurred operating losses each year since 2004, including net losses of $133.6 million and $116.8 million during the three months ended June 30, 2015 and 2014, respectively, and net losses of $267.5 million and $218.0 million in the six months ended June 30, 2015 and 2014, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or size of the IT security market, particularly the market for solutions that target the next generation of advanced cyber attacks, or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.
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
Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization, including key employees obtained through our acquisition of Mandiant, and recent additions to our Worldwide Sales management team. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area and the Washington D.C. Area, where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting or retaining qualified personnel to fulfill our current or future needs. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, including key employees obtained through our acquisition of Mandiant, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. Also, to the extent we hire employees from mature public companies with significant financial resources, we may be subject to allegations that such employees have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product.
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
We recently announced that we have initiated a search for a new Chief Financial Officer following the announcement by Michael Sheridan, our current Chief Financial Officer, that he is resigning effective August 3, 2015. If we fail to identify, recruit and integrate a new Chief Financial Officer, or any other executive officer whom we may hire in the future, and create effective working relationships among them and other members of management, our business financial condition and results of operations could be adversely affected.
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
Subscription and services revenue accounts for a significant portion of our total revenue, comprising 66% and 60% for the three months ended June 30, 2015 and 2014, respectively, and comprising 67% and 63% for the six months ended June 30, 2015 and 2014, respectively. Sales of new or renewal subscription and service contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and subscriptions, the actual or perceived efficacy of our security solutions, the prices of our products and subscriptions, the prices of products and subscriptions offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and service contracts decline, our revenue and revenue growth may decline and adversely affect our business. In addition, we recognize subscription and service revenue ratably over the term of the relevant service period, which is generally between one to five years. As a result, much of the subscription and service revenue we report each quarter is derived from subscription and service contracts that we sold in prior quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or services is not reflected in full in our results of operations until future periods. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new and renewal subscription contracts must be recognized ratably over the applicable service period. Furthermore, any increases in the average term of subscriptions contracts would result in revenue for those subscription contracts being recognized over longer periods of time.
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
Risks Related to Our Convertible Senior Notes
We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future growth, business needs and development plans.
We have substantial existing indebtedness. In May 2015, we issued $920.0 million aggregate principal amount of convertible senior notes (the “convertible notes”).
The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited

•	a substantial portion of our cash flows from operations in the future may be required for the payment of the principal amount of our existing indebtedness when it becomes due; and

•	we may elect to make cash payments upon any conversion of the convertible notes, which would reduce our cash on hand.
Our ability to meet our payment obligations under our convertible notes depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.
The accounting method for convertible debt securities that may be settled in cash, such as the convertible notes, is subject to changes that could have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the convertible notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the convertible notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the convertible notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the convertible notes to their face amount over the term of the convertible notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest for the convertible notes, which could adversely affect our reported or future financial results and the trading price of our common stock.
In addition, under certain circumstances, convertible debt instruments (such as the convertible notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that any shares issuable upon conversion of the convertible notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the convertible notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the convertible notes, then our diluted earnings per share would be adversely affected.
Conversion of our convertible notes will dilute the ownership interest of existing stockholders and may depress the price of our common stock.
The conversion of some or all of our convertible notes will dilute the ownership interests of then-existing stockholders to the extent we deliver shares upon conversion of any of the convertible notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible notes may encourage short selling by market participants because the conversion of the convertible notes could be used to satisfy short positions, or anticipated conversion of the convertible notes into shares of our common stock could depress the price of our common stock.
The conditional conversion feature of the convertible notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the convertible notes is triggered, holders of such convertible notes will be entitled to convert their convertible notes at any time during specified periods at their option. If one or more holders elect to convert their convertible notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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
We have provided and may continue to provide guidance about our business and future operating results. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Since the date of our initial public offering, the price of our common stock has ranged from $24.81 to $97.35 through July 30, 2015, and the last reported sale price on July 30, 2015 was $47.76. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in how customers perceive the effectiveness of our platform in protecting against advanced cyber attacks or other reputational harm;

•	publicity concerning cyber attacks in general or high profile cyber attacks against specific organizations;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology and/or growth companies in general and of companies in the IT security industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations, and in particular, our revenue growth rates, meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts, whether as a result of our forward-looking statements, our failure to meet such expectation or otherwise;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock; and

•	departures of key personnel.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock has been highly volatile since our IPO in September 2013, and beginning in June 2014, several lawsuits alleging violations of securities laws were filed against us, our directors and certain of our executive officers. This and any future securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.
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
The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, conversion of our convertible notes or otherwise will dilute all other stockholders.
Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans, the conversion of our convertible notes or otherwise. For example, in December 2013, we issued approximately 16.9 million shares of common stock and assumed options to purchase approximately 4.6 million shares of our common stock in connection with our acquisition of Mandiant, and in May 2014, we issued 295,681 shares of common stock and assumed options to purchase 63,490 shares of our common stock in connection with our acquisition of nPulse Technologies. In addition, in June 2015, we issued $920.0 million aggregate principal amount of convertible senior notes. Any future issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
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
Our charter documents and Delaware law, as well as certain provisions of our convertible notes, could discourage takeover attempts and lead to management entrenchment, which could also reduce the market price of our common stock.
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

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a specified period of time. Additionally, certain provisions of our convertible notes could make it more difficult or more expensive for a third party to acquire us. The application of Section 203 or certain provisions of our convertible notes also could have the effect of discouraging, delaying or preventing a transaction involving a change in control of us. Any of these provisions could, under certain circumstances, depress the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended June 30, 2015, other than those transactions previously reported to the SEC on our Current Reports on Form 8-K.

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
We used approximately $150.0 million of the net proceeds from the issuance of the Convertible Senior Notes to enter into privately negotiated prepaid forward stock purchase transactions (each a "Prepaid Forward") with one of the initial purchasers of the Convertible Senior Notes (the "Forward Counterparty"), pursuant to which we purchased approximately 3.3 million shares of our common stock. Subject to early settlement, the Prepaid Forwards will settle on or around June 1, 2020 and June 1, 2022, respectively. The Prepaid Forwards were designed to facilitate privately negotiated derivative transactions between the Forward Counterparty and holders of the Convertible Senior Notes, including swaps, relating to the shares of our common stock by which holders of the Convertible Senior Notes established short positions and otherwise hedged their investments in the Convertible Senior Notes concurrently with, or shortly after, the pricing of the Convertible Senior Notes.
The table below provides information with respect to repurchases of our common stock made during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - April 30, 2015	—	$—	—	—
May 1 - May 31, 2015	—	—	—	—
June 1 - June 30, 2015	3,332,592	45.01	3,332,592	—

Total	3,332,592	$45.01	3,332,592	—

(1)
The 3,332,592 shares purchased in June 2015 under each Prepaid Forward were accounted for as a repurchase of common stock, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders votes.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description of Exhibit

4.1
Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on June 5, 2015)

4.2
Form of Global 1.000% Convertible Senior Note due 2035 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on June 5, 2015)

4.3
Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on June 5, 2015)

4.4
Form of Global 1.625% Convertible Senior Note due 2035 (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on June 5, 2015)

10.1
Purchase Agreement, dated May 27, 2015, among the Registrant and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several Initial Purchasers named in Schedule I thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on May 29, 2015)

10.2
Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on May 29, 2015)

10.3
Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on May 29, 2015)

10.4†
Offer Letter between the Registrant and Stephen Pusey, dated June 12, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on June 17, 2015)

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

FIREEYE, INC.

Dated: July 31, 2015	By:	/s/ Michael J. Sheridan
Michael J. Sheridan
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.1
Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on June 5, 2015)

4.2
Form of Global 1.000% Convertible Senior Note due 2035 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on June 5, 2015)

4.3
Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on June 5, 2015)

4.4
Form of Global 1.625% Convertible Senior Note due 2035 (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on June 5, 2015)

10.1
Purchase Agreement, dated May 27, 2015, among the Registrant and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several Initial Purchasers named in Schedule I thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on May 29, 2015)

10.2
Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on May 29, 2015)

10.3
Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on May 29, 2015)

10.4†
Offer Letter between the Registrant and Stephen Pusey, dated June 12, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on June 17, 2015)

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