Form 10-Q
period 2015-09-30
FireEye, Inc.
filed 2015-11-05
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

The number of shares of the registrant's common stock outstanding as of October 30, 2015 was 160,563,939.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$436,901	$146,363
Short-term investments	733,026	255,845
Accounts receivable, net of allowance for doubtful accounts of $1,567 and $586 at September 30, 2015 and December 31, 2014, respectively	140,940	193,182
Inventories	11,628	7,952
Deferred tax assets, current portion	26,391	25,126
Prepaid expenses and other current assets	30,595	28,669
Total current assets	1,379,481	657,137
Property and equipment, net	73,129	82,298
Goodwill	750,288	750,288
Intangible assets, net	226,326	261,625
Deposits and other long-term assets	6,228	7,533
TOTAL ASSETS	$2,435,452	$1,758,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,611	$34,057
Accrued and other current liabilities	30,407	24,596
Accrued compensation	73,030	64,551
Deferred revenue, current portion	265,906	203,877
Total current liabilities	402,954	327,081
Convertible senior notes, net	697,526	—
Deferred revenue, non-current portion	188,961	148,666
Deferred tax liabilities, non-current portion	26,198	24,903
Other long-term liabilities	10,144	7,403
Total liabilities	1,325,783	508,053
Commitments and contingencies (NOTE 9)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 160,354 shares and 152,860 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	16	15
Additional paid-in capital	2,330,436	1,918,546
Treasury stock, at cost; 3,333 shares and no shares as of September 30, 2015 and December 31, 2014, respectively	(150,000)	—
Accumulated other comprehensive loss	(424)	(441)
Accumulated deficit	(1,070,359)	(667,292)
Total stockholders’ equity	1,109,669	1,250,828
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,435,452	$1,758,881
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Product	$60,101	$48,375	$150,034	$110,310
Subscription and services	105,515	65,836	288,159	172,370
Total revenue	165,616	114,211	438,193	282,680
Cost of revenue:
Product	21,265	15,440	53,566	39,515
Subscription and services	40,606	29,488	116,463	82,286
Total cost of revenue	61,871	44,928	170,029	121,801
Total gross profit	103,745	69,283	268,164	160,879
Operating expenses:
Research and development	73,374	54,707	207,777	150,085
Sales and marketing	117,131	111,625	340,734	283,070
General and administrative	36,518	30,119	103,812	89,150
Restructuring charges	—	2,769	—	2,769
Total operating expenses	227,023	199,220	652,323	525,074
Operating loss	(123,278)	(129,937)	(384,159)	(364,195)
Interest income	956	228	1,616	456
Interest expense	(11,587)	(6)	(15,425)	(17)
Other expense, net	(985)	(636)	(2,559)	(1,018)
Loss before income taxes	(134,894)	(130,351)	(400,527)	(364,774)
Provision for (benefit from) income taxes	636	(10,320)	2,540	(26,710)
Net loss attributable to common stockholders	$(135,530)	$(120,031)	$(403,067)	$(338,064)
Net loss per share attributable to common stockholders, basic and diluted	$(0.88)	$(0.83)	$(2.63)	$(2.41)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	154,523	144,923	153,440	140,285
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(135,530)	$(120,031)	$(403,067)	$(338,064)
Change in net unrealized loss on available-for-sale investments, net of tax	48	(216)	17	(326)
Comprehensive loss	$(135,482)	$(120,247)	$(403,050)	$(338,390)
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(403,067)	$(338,064)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	82,154	67,631
Stock-based compensation	164,652	106,607
Non-cash interest expense related to convertible senior notes	11,397	—
Deferred income taxes	120	(30,142)
Other	3,144	1,702
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	50,885	(60,041)
Inventories	(4,986)	162
Prepaid expenses and other assets	1,059	(2,138)
Accounts payable	1,289	(8,359)
Accrued liabilities	7,554	6,684
Accrued compensation	8,305	25,415
Deferred revenue	102,324	95,107
Other long-term liabilities	2,741	4,434
Net cash provided by (used in) operating activities	27,571	(131,002)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(37,193)	(55,466)
Purchases of short-term investments	(640,162)	(352,401)
Proceeds from maturities of short-term investments	159,149	50,780
Acquisition of business, net of cash acquired	—	(55,058)
Lease deposits	(627)	(565)
Net cash used in investing activities	(518,833)	(412,710)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock	—	444,338
Net proceeds from issuance of convertible senior notes	896,530	—
Prepaid forward stock purchase	(150,000)	—
Proceeds from exercise of equity awards	35,270	24,299
Net cash provided by financing activities	781,800	468,637
Net change in cash and cash equivalents	290,538	(75,075)
Cash and cash equivalents, beginning of period	146,363	173,918
Cash and cash equivalents, end of period	$436,901	$98,843
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,392	$2,338
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vesting of early exercised stock options	$1,743	$3,695
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$4,981	$8,022
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
In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the "Series A Notes") and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the "Series B Notes" and together with the Series A Notes, the "Convertible Senior Notes"), in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). We recognized total net proceeds after the initial purchasers' discount and issuance costs of $896.5 million. In connection with the issuance of the Convertible Senior Notes, we also entered into privately negotiated prepaid forward stock purchase transactions (each a “Prepaid Forward”) with one of the initial purchasers of the Convertible Senior Notes, pursuant to which we paid approximately $150.0 million. The amount prepaid is equivalent to approximately 3.3 million shares which are to be settled on or around June 1, 2020 and June 1, 2022, respectively, subject to any early settlement in whole or part of each Prepaid Forward.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and following the requirements of the Securities and Exchange Commission ("SEC"), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year. The balance sheet as of December 31, 2014 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for annual consolidated financial statements.
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
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three and nine months ended September 30, 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014, except for the inclusion of a new policy related to our Convertible Senior Notes.
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
We elected to early adopt this standard in the second quarter of 2015, concurrent with the issuance of our Convertible Senior Notes. As such, the issuance costs determined attributable to the liability component of our Convertible Senior Notes have been recorded as a direct deduction from the carrying amount of the notes liability (See Note 8). The adoption of this standard has no impact on any prior period financial statements presented, as we did not previously incur any debt issuance costs.
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
The following table presents our assets measured at fair value on a recurring basis using the above input categories (in thousands):

	As of September 30, 2015				As of December 31, 2014
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$260,221	$—	$—	$260,221	$13,069	$—	$—	$13,069
U.S. Government agencies	—	26,042	—	26,042	—	12,950	—	12,950
Total cash equivalents	260,221	26,042	—	286,263	13,069	12,950	—	26,019
Short-term investments:
Certificates of deposit	—	17,001	—	17,001	—	4,994	—	4,994
Corporate notes and bonds	—	451,469	—	451,469	—	142,984	—	142,984
U.S. Government agencies	—	264,556	—	264,556	—	107,867	—	107,867
Total short-term investments	—	733,026	—	733,026	—	255,845	—	255,845
Total assets measured at fair value	$260,221	$759,068	$—	$1,019,289	$13,069	$268,795	$—	$281,864
The estimated fair value of the Convertible Senior Notes as of September 30, 2015 was determined to be $823.7 million, based on quoted market prices. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

3. Investments
Our investments consisted of the following (in thousands):

	As of September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investment
Certificates of deposit	$17,000	$7	$(6)	$17,001	$—	$17,001
Corporate notes and bonds	451,899	29	(459)	451,469	—	451,469
U.S. Government agencies	290,593	59	(54)	290,598	26,042	264,556
Total	$759,492	$95	$(519)	$759,068	$26,042	$733,026

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investment
Certificates of deposit	$5,000	$—	$(6)	$4,994	$—	$4,994
Corporate notes and bonds	143,215	4	(235)	142,984	—	142,984
U.S. Government agencies	121,021	1	(205)	120,817	12,950	107,867
Total	$269,236	$5	$(446)	$268,795	$12,950	$255,845
The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2015
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$6,714	$(6)	$—	$—	$6,714	$(6)
Corporate notes and bonds	343,297	(453)	32,057	(6)	375,354	(459)
U.S. Government agencies	168,215	(54)	4,999	—	173,214	(54)
Total	$518,226	$(513)	$37,056	$(6)	$555,282	$(519)

	As of December 31, 2014
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$3,793	$(6)	$—	$—	$3,793	$(6)
Corporate notes and bonds	130,920	(235)	—	—	130,920	(235)
U.S. Government agencies	109,868	(205)	—	—	109,868	(205)
Total	$244,581	$(446)	$—	$—	$244,581	$(446)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of September 30, 2015 and December 31, 2014.
The following table summarizes the contractual maturities of our investments at September 30, 2015 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$403,679	$403,594
Due within one to two years	355,813	355,474
Total	$759,492	$759,068
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.

4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2015	As of December 31, 2014
Computer equipment and software	$107,605	$85,171
Leasehold improvements	38,118	34,522
Furniture and fixtures	12,486	12,022
Machinery and equipment	447	447
Total property and equipment	158,656	132,162
Less: accumulated depreciation	(85,527)	(49,864)
Total property and equipment, net	$73,129	$82,298
Depreciation and amortization expense related to property and equipment and demonstration units during the three months ended September 30, 2015 and 2014 was $15.1 million and $12.7 million, respectively. Depreciation and amortization expense related to property and equipment and demonstration units during the nine months ended September 30, 2015 and 2014 was $44.6 million and $32.6 million, respectively.
During the nine months ended September 30, 2015, we recognized $1.1 million in accelerated depreciation expense associated with changes in the estimated useful life of certain assets to be replaced in the first quarter of 2016.
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
The acquisition of nPulse was accounted for in accordance with the acquisition method of accounting for business combinations with FireEye as the accounting acquirer. We expensed the related acquisition costs of $0.5 million in general and administrative expenses. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation was finalized during the three months ended June 30, 2015. Total allocation of the purchase price is as follows (in thousands):

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
Goodwill and Purchased Intangible Assets
There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2015.
Purchased intangible assets consisted of the following as of the dates below (in thousands):

	As of September 30, 2015	As of December 31, 2014
Developed technology	$78,193	$78,193
Content	128,600	128,600
Customer relationships	75,300	75,300
Contract backlog	13,000	13,000
Trade names	12,400	12,400
Total intangible assets	307,493	307,493
Less: accumulated amortization	(81,167)	(45,868)
Total net intangible assets	$226,326	$261,625
Amortization expense of intangible assets for the three months ended September 30, 2015 and 2014 was $11.8 million and $11.5 million, respectively. Amortization expense of intangible assets for the nine months ended September 30, 2015 and 2014 was $35.3 million and $33.5 million, respectively.
The expected annual amortization expense of intangible assets as of September 30, 2015 is presented below (in thousands):

Years Ending December 31,	Amount
2015 (remaining three months)	$11,766
2016	46,448
2017	40,503
2018	29,346
2019	27,574
2020 and thereafter	70,689
Total	$226,326

6. Restructuring Charges
We initiated a series of business restructuring plans beginning in August 2014 to reduce our cost structure and improve efficiency, resulting in workforce reductions and the consolidation of certain real estate facilities. These activities were substantially complete as of December 31, 2014.
The following table sets forth a summary of restructuring activities during the nine months ended September 30, 2015 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2014	$—	$765	$765
Provision for restructuring charges	—	—	—
Cash payments	—	(529)	(529)
Balance, September 30, 2015	$—	$236	$236
The remaining restructuring balance of $0.2 million at September 30, 2015 relates to non-cancelable lease costs, which we expect to pay over the terms of the related obligations through the third quarter of 2017, less sublease income.
7. Deferred Revenue
Deferred revenue consisted of the following as of the dates below (in thousands):

	As of September 30, 2015	As of December 31, 2014
Product, current	$8,590	$10,718
Subscription and services, current	257,316	193,159
Total deferred revenue, current	265,906	203,877
Product, non-current	2,879	4,891
Subscription and services, non-current	186,082	143,775
Total deferred revenue, non-current	188,961	148,666
Total deferred revenue	$454,867	$352,543

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
Holders may convert the Convertible Senior Notes at their option in multiples of $1,000 principal amount prior to March 1, 2035, excluding the period from March 1, 2020 to June 1, 2020 in the case of the Series A Notes and March 1, 2022 to June 1, 2022 in the case of the Series B Notes, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ended on September 30, 2015 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Convertible Senior Notes of the relevant series on each applicable trading day;

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
In accordance with accounting for debt with conversions and other options, we allocated the principal amount of the Convertible Senior Notes into liability and equity components. We also allocated the total amount of initial purchasers' discount and transaction costs incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Senior Notes. Transaction costs of $0.4 million and $0.1 million and initial purchasers' discount of $17.6 million and $5.4 million were attributable to the liability component and equity component of the Convertible Senior Notes, respectively.
As of September 30, 2015, the liability and equity components of the Convertible Senior Notes consisted of the following (in thousands):

	Series A Notes	Series B Notes
Liability component:
Principal	$460,000	$460,000
Less: Convertible senior notes discounts and issuance costs, net of amortization	(98,151)	(124,323)
Net carrying amount	$361,849	$335,677

Equity component, net of issuance costs	$92,567	$117,834
The unamortized discounts and issuance costs as of September 30, 2015 will be amortized over a weighted-average remaining period of approximately 6 years.

Interest expense related to the Convertible Senior Notes consisted of the following (in thousands):

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Series A Notes	Series B Notes	Series A Notes	Series B Notes

Coupon interest	$1,150	$1,869	$1,533	$2,492
Amortization of convertible senior notes discounts and issuance costs	4,623	3,942	6,150	5,247
Total interest expense recognized	$5,773	$5,811	$7,683	$7,739

Effective interest rate on the liability component	6.5%	7.0%	6.5%	7.0%
Prepaid Forward Stock Purchase
In connection with the issuance of the Convertible Senior Notes, we also entered into privately negotiated Prepaid Forwards with one of the initial purchasers of the Convertible Senior Notes (the "Forward Counterparty"), pursuant to which we paid approximately $150.0 million. The amount prepaid is equivalent to approximately 3.3 million shares which are to be settled on or around June 1, 2020 and June 1, 2022, respectively, subject to any early settlement, in whole or in part, of each Prepaid Forward. The Prepaid Forwards are intended to facilitate privately negotiated derivative transactions by which investors in the Convertible Senior Notes will be able to hedge their investment in the Convertible Senior Notes. In the event we pay any cash dividends on our common stock, the Forward Counterparty will pay an equivalent amount back to us.
The related shares were accounted for as a repurchase of common stock, and are presented as Treasury Stock in the unaudited condensed consolidated balance sheets. The 3.3 million shares of common stock purchased under the Prepaid Forwards are excluded from weighted-average shares outstanding for basic and diluted EPS purposes although they remain legally outstanding.
9. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire on various dates through the year ending December 31, 2024. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense, net of sublease income, was $3.7 million and $2.7 million for the three months ended September 30, 2015 and 2014, respectively. Rent expense, net of sublease income, was $10.5 million and $8.0 million for the nine months ended September 30, 2015 and 2014, respectively.
The aggregate future non-cancelable minimum rental payments on our operating leases, as of September 30, 2015, are as follows (in thousands):

Years Ending December 31,	Amount
2015 (remaining three months)	$2,935
2016	13,318
2017	9,843
2018	5,987
2019	5,454
2020 and thereafter	13,870
Total	$51,407
Total future non-cancelable minimum rental payments have not been reduced by future minimum sublease rentals totaling $0.9 million.
We are party to letters of credit totaling $1.1 million and $1.9 million as of September 30, 2015 and December 31, 2014, respectively, issued primarily in support of operating leases at several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of September 30, 2015 and December 31, 2014, we had non-cancelable open orders of $18.9 million and $23.2 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of September 30, 2015 we have not accrued any significant costs for such non-cancelable commitments.
Purchase Obligations
As of September 30, 2015, we had approximately $28.5 million of non-cancelable firm purchase commitments primarily for purchases of software and services. Amounts which we have received delivery of the goods or services under purchase orders outstanding at September 30, 2015, are reflected in the Condensed Consolidated Balance Sheet as accounts payable or accrued liabilities, and are excluded from the $28.5 million.
Litigation
We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and whether or not those losses are estimable.
On June 20, 2014, a purported stockholder class action lawsuit was filed in the Superior Court of California, County of Santa Clara, against the Company, current and former members of our Board of Directors, current and former officers, and the underwriters of our March 2014 follow-on public offering.  On July 17, 2014, a substantially similar lawsuit was filed in the same court against the same defendants. The actions were consolidated and, on March 4, 2015, an amended complaint was filed, alleging violations of the federal securities laws on behalf of a purported class consisting of purchasers of the Company's common stock pursuant or traceable to the registration statement and prospectus for the follow-on public offering, and seeking unspecified compensatory damages and other relief.  On April 20, 2015, defendants filed demurrers seeking that the amended complaint be dismissed. On August 11, 2015, the court overruled defendants' demurrers. The Company intends to defend the litigation vigorously.  Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
On November 24, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. On June 29, 2015, plaintiffs filed a consolidated complaint alleging violations of the federal securities laws on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s securities between January 2, 2014, and November 4, 2014. Plaintiffs seek, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class. On August 21, 2015, defendants filed a motion to dismiss, which is currently scheduled for hearing on November 12, 2015. The Company intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
On January 28, 2015, certain of the Company’s officers and directors were named as defendants in a putative derivative action filed in the Superior Court of California, County of Santa Clara. On April 21, 2015, a substantially similar lawsuit was filed in the same court against the same defendants. The Company is named as a nominal defendant in both actions. The actions were consolidated and a consolidated complaint was filed on June 15, 2015, purporting to allege claims for breach of fiduciary duty and unjust enrichment. On July 15, 2015, defendants filed demurrers to the consolidated complaint, which are scheduled for hearing on December 4, 2015. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
On April 28, 2015, a lawsuit was filed in the Delaware Court of Chancery by a purported stockholder against the Company, seeking production of certain books and records pursuant to Delaware law. The Company filed a motion to dismiss, which the court denied at a hearing on August 11, 2015. On September 3, 2015, pursuant to a stipulation of the parties, the court dismissed the action.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through September 30, 2015, there have been no claims under any indemnification provisions.

10. Common Shares Reserved for Issuance
We have 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share authorized, none of which were issued and outstanding as of September 30, 2015 or December 31, 2014.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of September 30, 2015 and December 31, 2014. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.
As of September 30, 2015 and December 31, 2014, we had reserved shares of common stock for issuance as follows (in thousands):

	As of September 30, 2015	As of December 31, 2014
Reserved under stock award plans	39,101	38,879
Convertible Senior Notes	15,141	—
ESPP	3,792	2,683
Total	58,034	41,562
11. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Awards granted under the 2013 Plan vest over the periods determined by the Board of Directors or compensation committee of the Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant's service for so long as such stock remains unvested. Approximately 14.6 million shares and 13.3 million shares of our common stock were reserved for future grants as of September 30, 2015 and December 31, 2014, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of 3,792,578 shares and 2,683,163 shares of common stock were available for future issuance as of September 30, 2015 and December 31, 2014, respectively, under our ESPP.
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
Stock Option Activity
A summary of the activity for our stock option changes during the reporting period and a summary of information related to options vested and expected to vest and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2014	18,578	$9.13		7.40	$445,636
Granted	—	—	$—
Exercised	(5,366)	4.93			201,837
Cancelled	(1,030)	14.13
Balance — September 30, 2015	12,182	$10.55		6.97	$284,201
Options vested and expected to vest — September 30, 2015	12,009	$10.47		6.96	$280,799
Options exercisable — September 30, 2015	6,751	$8.59		6.61	$167,441

Restricted Stock Award (RSA) and Restricted Stock Unit (RSU) Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting period and a summary of information related to unvested restricted common stock, RSAs and RSUs and those expected to vest are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2014	8,341		1.70	$263,416
Granted	8,862	$41.99
Vested	(2,202)
Cancelled	(1,598)
Unvested balance — September 30, 2015	13,403		1.61	426,492
Expected to vest — September 30, 2015	12,540		1.61	$399,031
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
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP for the offering period beginning May 15, 2015:

	Three and Nine Months Ended September 30, 2015	Three and Nine Months Ended September 30, 2014
Fair value of common stock	$35.16	$23.02
Risk-free interest rate	0.09% - 0.23%	0.05% - 0.09%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Volatility	39%	45%
Dividend yield	—%	—%
Stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of product revenue	$560	$243	$1,214	$624
Cost of subscription and services revenue	8,221	3,430	21,763	10,455
Research and development	18,852	7,648	51,412	20,054
Sales and marketing	18,612	22,543	54,424	47,154
General and administrative	12,120	9,296	35,839	28,320
Total	$58,365	$43,160	$164,652	$106,607

As of September 30, 2015, total compensation cost related to stock-based awards not yet recognized was $429.5 million, net of estimated forfeitures, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 3 years.
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
We recognized a provision for income taxes of $0.6 million for the three months ended September 30, 2015. We recognized a benefit from income taxes of $10.3 million for the three months ended September 30, 2014. The tax provision for the three months ended September 30, 2015 is primarily due to foreign taxes. The tax benefit for the three months ended September 30, 2014 is primarily due to a decrease in the U.S. deferred tax liabilities previously established in purchase accounting due to amortization of the related intangibles and an increase in U.S. deferred tax assets primarily related to current year operating losses and stock based compensation, partially offset by foreign taxes.
We recognized a provision for income taxes of $2.5 million for the nine months ended September 30, 2015. We recognized a benefit from income taxes of $26.7 million for the nine months ended September 30, 2014. The tax provision for the nine months ended September 30, 2015 is primarily due to foreign taxes. The tax benefit for the nine months ended September 30, 2014 is primarily due to a decrease in the U.S. deferred tax liabilities previously established in purchase accounting due to amortization of the related intangibles and an increase in U.S. deferred tax assets primarily related to current year operating losses and stock based compensation, partially offset by foreign taxes.
13. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and warrants. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for the three and nine months ended September 30, 2015 and 2014, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(135,530)	$(120,031)	$(403,067)	$(338,064)
Denominator:
Weighted average number of shares outstanding—basic and diluted	154,523	144,923	153,440	140,285
Net loss per share—basic and diluted	$(0.88)	$(0.83)	$(2.63)	$(2.41)
The following outstanding options and unvested shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2015	2014
Options to purchase common stock	12,182	21,324
Unvested early exercised common shares	1,236	2,676
Unvested restricted stock awards and units	13,403	8,041
Convertible senior notes	15,141	—
ESPP shares	343	406

14. Employee Benefit Plan
401(k) Plan
We have established a 401(k) tax-deferred savings plan (the “401(k) Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. In addition, until January 2015, we maintained a tax qualified plan for employees of the Mandiant subsidiary that was assumed in the Mandiant acquisition. In January 2015, the Mandiant 401(k) plan was merged into the 401(k) Plan. All participants’ interests in their deferrals are 100% vested when contributed under both 401(k) plans. We are responsible for administrative costs of the 401(k) Plan and have made no matching contributions into our 401(k) Plan since inception. The Mandiant 401(k) plan had provided for a match of 100% of the first 4% of an eligible employee’s compensation contributed. Matching contributions under the Mandiant 401(k) plan were 100% vested when made. Under both 401(k) plans, pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Each 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to each 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made. We contributed $0.7 million and $2.1 million to the Mandiant 401(k) plan for the three and nine months ended September 30, 2014, respectively.
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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
United States	$119,934	$86,628	$315,254	$211,992
EMEA	17,574	15,017	53,337	38,940
APAC	19,878	9,502	49,208	22,450
Other	8,230	3,064	20,394	9,298
Total revenue	$165,616	$114,211	$438,193	$282,680
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of September 30, 2015	As of December 31, 2014
Property and Equipment, net:
United States	$55,429	$66,807
International	17,700	15,491
Total property and equipment, net	$73,129	$82,298
For the three and nine months ended September 30, 2015, one distributor represented 15% and 14%, respectively, and one reseller represented 15% and 13%, respectively, of the Company's total revenue. For the three and nine months ended September 30, 2014, one reseller represented 13% and 12%, respectively, of the Company's total revenue. As of September 30, 2015, one distributor represented 14% of the Company's net accounts receivable balance. As of December 31, 2014, one distributor represented 15% of the Company's net accounts receivable balance.

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
Overview
We provide comprehensive cybersecurity solutions for detecting, preventing and resolving advanced cyber-attacks that evade legacy signature-based security products. To address the shortcomings of legacy security solutions, we developed a new threat prevention platform based on our purpose-built, virtual machine-based detection engine, MVX. Our comprehensive platform combines our MVX virtualized execution engine and our cloud-based threat intelligence network to identify previously unknown threats and protect organizations at all stages of the attack lifecycle and across all primary threat vectors, including Web, email, file, endpoint and mobile. We have developed products to address each of these vectors: Network Threat Prevention Platform (NX Series), Email Threat Prevention Platform (EX Series), File Content Security (FX Series), Endpoint Threat Prevention Platform (HX Series) and Mobile Threat Prevention (MX Series). Each of these products requires a mandatory subscription agreement that provides access to our Dynamic Threat Intelligence Cloud (DTI) which distributes updated intelligence throughout the network to provide real-time detection of advanced attacks. We also offer optional subscription services that provide additional support and functionality. Our portfolio also includes security forensics products including our Network Forensics Platform and Investigation Analysis System (PX Series). In addition to these product and subscription offerings, we offer professional services, including incident response services. Our approach to cybersecurity represents a paradigm shift in how IT security has been conducted since the earliest days of the information technology industry, and we believe it is imperative for organizations to invest in this new approach to protect their critical assets from the global pandemic of cybercrime, cyber-espionage and cyber-warfare.
Third Quarter Fiscal 2015 Highlights

•	Revenue of $165.6 million, an increase of 45 percent from the third quarter of 2014.

•	Current deferred revenue of $265.9 million, up a record $105.1 million, or 65 percent, from the end of the third quarter of 2014.

•	Total deferred revenue of $454.9 million, an increase of $171.9 million, or 61 percent, from the end of the third quarter of 2014.

•	Operating margin of negative 74 percent, compared to negative 114 percent in the third quarter of 2014.

•	Net loss of $0.88 per share, compared to net loss of $0.83 per share in the third quarter of 2014.

•	Cash flow used in operations of $8.3 million, an improvement of $38.2 million compared to the third quarter of 2014.
Our Business Model
We generate revenue from sales of our products, subscriptions and services. Our product revenue consists primarily of revenue from the sale of our threat prevention platform of vector-specific appliances and cloud-based security solutions, consisting of Network Threat Prevention, Email Threat Prevention, Endpoint Threat Prevention, File Content Security and Mobile Threat Prevention. We also offer security management products including our Central Management System and our Threat Analytics Platform, and security forensics products including our Forensic Analysis System, Network Forensics Platform and Investigation Analysis System. We offer this portfolio as a complete solution to protect customers from the next generation of cyber-attacks at all stages of the attack lifecycle and across all primary threat vectors, including web, email, file, endpoint and mobile. Because the typical customer has more web entry points to protect than email and file entry points, customers that purchase our threat prevention portfolio generally purchase more Network Threat Prevention appliances than any other appliance. As a result, Network Threat Prevention accounts for the largest portion of our threat prevention product revenue. In addition, because most malicious attacks occur through the web threat vector, smaller customers and customers who do not have the budget to purchase the full threat prevention portfolio often only purchase Network Threat Prevention. Prior to June 2014, revenue associated with Email Threat Prevention was recognized ratably over the longer of the contractual term or the estimated period the customer was expected to benefit from the product. Beginning in June 2014, we started shipping all Email Threat Prevention appliances with software that allows customers to benefit from the product without the associated subscription services. As a result, revenue from sales of Email Threat Prevention appliances is now being recognized at the time of shipment, consistent with our other product offerings. We have also experienced steady growth in sales of our Endpoint Threat Prevention and Network Forensics Platform appliances which we began offering early in 2014. We introduced our File Content Security appliance in the second quarter of 2012. To date, revenue from our File Content Security appliances represents an insignificant percentage of our product revenue.
We require customers to purchase a subscription to our DTI cloud and support and maintenance services when they purchase any part of our product portfolio. Our customers generally purchase these subscriptions and services for a one or three year term, and revenue from such subscriptions is recognized ratably over the subscription period. Sales of these subscriptions and services have increased our deferred revenue. As of September 30, 2015 and December 31, 2014, our total deferred revenue was $454.9 million and $352.5 million, respectively. Amortization of this growing deferred revenue has increased our subscription and services revenue as a percentage of total revenue. For the three months ended September 30, 2015 and 2014, subscription and services revenue as a percentage of total revenue was 64% and 58%, respectively. For the nine months ended September 30, 2015 and 2014, subscription and services revenue as a percentage of total revenue was 66% and 61%, respectively. While most of the growth in our subscription and services revenue during such periods relates to the amortization of the initial subscription and services agreements, renewals of such agreements have also contributed to this growth. Our renewal rate for subscriptions expiring in the 12 months ended September 30, 2015 was in excess of 90%, and we expect to maintain high renewal rates in the future due to the significant value we believe these subscriptions and services add to the efficacy of our product portfolio.
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

	Three Months Ended or As of		Nine Months Ended or As of
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Product revenue	$60,101	$48,375	$150,034	$110,310
Subscription and services revenue	105,515	65,836	288,159	172,370
Total revenue	$165,616	$114,211	$438,193	$282,680
Year-over-year percentage increase	45%	168%	55%	171%
Gross margin percentage	63%	61%	61%	57%
Deferred revenue, current	$265,906	$160,768	$265,906	$160,768
Deferred revenue, non-current	188,961	122,153	188,961	122,153
Billings (non-GAAP)	210,592	165,125	540,517	378,087
Net cash provided by (used in) operating activities	(8,273)	(46,480)	27,571	(131,002)
Free cash flow (non-GAAP)	(20,928)	(70,477)	(9,622)	(186,468)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenue	$165,616	$114,211	$438,193	$282,680
Add: Deferred revenue, end of period	454,867	282,921	454,867	282,921
Less: Deferred revenue, beginning of period	409,891	232,007	352,543	187,514
Billings (non-GAAP)	$210,592	$165,125	$540,517	$378,087
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Cash flow provided by (used in) operating activities	$(8,273)	$(46,480)	$27,571	$(131,002)
Less: purchase of property and equipment and demonstration units	12,655	23,997	37,193	55,466
Free cash flow (non-GAAP)	$(20,928)	$(70,477)	$(9,622)	$(186,468)
Net cash used in investing activities	$(284,434)	$(31,249)	$(518,833)	$(412,710)
Net cash provided by financing activities	$3,128	$4,952	$781,800	$468,637
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
We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. We calculate our renewal rate by dividing the number of renewing customers that were due for renewal in any rolling 12 month period by the number of customers that were due for renewal in that same rolling 12 month period. Our renewal rate for subscription and service agreements expiring in the 12 months ended September 30, 2015 and 2014 was in excess of 90%. These high renewal rates are primarily attributable to the incremental value added to our appliances by our DTI cloud subscriptions and support and maintenance services. As DTI cloud subscriptions and support and maintenance services represented 46% and 41% of our total revenue during the three months ended September 30, 2015 and 2014, respectively, and 48% and 43% of our total revenue during the nine months ended September 30, 2015 and 2014, respectively, we expect our ability to maintain high renewal rates for these subscriptions and services to have a material impact on our future financial performance.
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

•
Subscription and services revenue. Subscription and services revenue is generated primarily from our DTI cloud, FireEye-as-a-Service, support and maintenance services and other professional services. Our DTI cloud subscription is determined as a percentage of the price of the related appliance. We recognize revenue from subscriptions and support and maintenance services over the one or three year contract term, as applicable. Professional services revenue, which includes incident response and compromise assessment, is offered on a time-and-material basis or through a fixed fee arrangement and is recognized as the services are delivered.

Cost of Revenue
Our total cost of revenue consists of cost of product revenue and cost of subscription and services revenue. Personnel costs associated with our operations and global customer support organizations consist of salaries, benefits, bonuses and stock-based compensation. Overhead costs consist of certain facilities, depreciation and information technology costs.

•
Cost of product revenue. Cost of product revenue primarily consists of costs paid to our third-party contract manufacturers for our appliances and personnel and other costs in our manufacturing operations department. Our cost of product revenue also includes product testing costs, shipping costs and allocated overhead costs. We expect our cost of product revenue to increase as our product revenue increases.

•
Cost of subscription and services revenue. Cost of subscription and services revenue consists of personnel costs for our global customer support and services organization and allocated overhead costs. We expect our cost of subscription and services revenue to increase as our customer base grows and as we hire additional professional services personnel.

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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as restructuring charges. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. Operating expenses also include allocated overhead costs consisting of certain facilities, depreciation and information technology costs.

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

•
General and administrative. General and administrative expense consists of personnel costs, professional services and allocated overhead. General and administrative personnel include our executive, finance, human resources, facilities and legal organizations. Professional services consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to continue to increase in absolute dollars as we grow our operations and comply with public company regulations, including higher legal, corporate insurance, and accounting expenses.

•
Restructuring charges. Beginning in August 2014, we initiated a series of business restructuring plans to reduce our cost structure and improve efficiency. The expenses incurred primarily consisted of employee severance charges related to workforce reductions, and real estate and related fixed asset charges for the consolidation of certain leased facilities. We have not initiated any plans, nor incurred any expenses, related to restructuring activities in the current year.

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
Other Expense, Net
Other expense, net includes gains or losses on the disposal of fixed assets, foreign currency re-measurement gains and losses and foreign currency transaction gains and losses. We expect other expense, net to fluctuate depending primarily on foreign exchange rate movements.
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

	Three Months Ended September 30,
	2015		2014
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars In thousands)
Revenue:
Product	$60,101	36%	$48,375	42%
Subscription and services	105,515	64	65,836	58
Total revenue	165,616	100	114,211	100
Cost of revenue:
Product	21,265	13	15,440	13
Subscription and services	40,606	24	29,488	26
Total cost of revenue	61,871	37	44,928	39
Total gross profit	103,745	63	69,283	61
Operating expenses:
Research and development	73,374	44	54,707	48
Sales and marketing	117,131	71	111,625	98
General and administrative	36,518	22	30,119	26
Restructuring charges	—	—	2,769	2
Total operating expenses	227,023	137	199,220	174
Operating loss	(123,278)	(74)	(129,937)	(113)
Interest income	956	1	228	—
Interest expense	(11,587)	(7)	(6)	—
Other expense, net	(985)	(1)	(636)	(1)
Loss before income taxes	(134,894)	(81)	(130,351)	(114)
Provision for (benefit from) income taxes	636	1	(10,320)	(9)
Net loss attributable to common stockholders	$(135,530)	(82)%	$(120,031)	(105)%

	Nine Months Ended September 30,
	2015		2014
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars In thousands)
Revenue:
Product	$150,034	34%	$110,310	39%
Subscription and services	288,159	66	172,370	61
Total revenue	438,193	100	282,680	100
Cost of revenue:
Product	53,566	12	39,515	14
Subscription and services	116,463	27	82,286	29
Total cost of revenue	170,029	39	121,801	43
Total gross profit	268,164	61	160,879	57
Operating expenses:
Research and development	207,777	47	150,085	53
Sales and marketing	340,734	78	283,070	100
General and administrative	103,812	24	89,150	32
Restructuring charges	—	—	2,769	1
Total operating expenses	652,323	149	525,074	186
Operating loss	(384,159)	(88)	(364,195)	(129)
Interest income	1,616	—	456	—
Interest expense	(15,425)	(3)	(17)	—
Other expense, net	(2,559)	—	(1,018)	—
Loss before income taxes	(400,527)	(91)	(364,774)	(129)
Provision for (benefit from) income taxes	2,540	1	(26,710)	(9)
Net loss attributable to common stockholders	$(403,067)	(92)%	$(338,064)	(120)%
Comparison of the Three Months Ended September 30, 2015 and 2014
Revenue

	Three Months Ended September 30,
	2015		2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$60,101	36%	$48,375	42%	$11,726	24%
Subscription and services	105,515	64	65,836	58	39,679	60
Total revenue	$165,616	100%	$114,211	100%	$51,405	45%
Revenue by geographic region:
United States	$119,934	72%	$86,628	76%	$33,306	38%
EMEA	17,574	11	15,017	13	2,557	17
APAC	19,878	12	9,502	8	10,376	109
Other	8,230	5	3,064	3	5,166	169
Total revenue	$165,616	100%	$114,211	100%	$51,405	45%
Product revenue increased by $11.7 million, or 24%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in product revenue is primarily driven by growth in our installed base of customers, which grew from approximately 2,750 as of September 30, 2014 to approximately 4,054 as of September 30, 2015, as well as follow-on purchases from customers expanding their initial deployments of our product portfolio. Our Network Threat Prevention product continued to account for the largest portion of our product revenue as customers that purchase our product portfolio generally purchase more Network Threat Prevention appliances than our other appliances, reflecting the fact that their networks typically have more Web entry points than email or file entry points to protect. Our newer endpoint and forensics products continue to grow but account for a smaller percentage of total product revenues as the market for these products is still developing.
Subscription and services revenue increased by $39.7 million, or 60%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase is comprised of an increase in subscription revenue of $20.8 million, an increase in support and maintenance revenue of $9.1 million and an increase in professional services revenue of $9.8 million. The increase in subscription revenue of $20.8 million and the increase in support and maintenance revenue of $9.1 million is primarily due to an increase in initial customer purchases of $21.4 million and an increase in the amortization of deferred subscription and support and maintenance revenue related to renewals of $8.4 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Given our high renewal rate and increasing base of customers, we expect revenue from the amortization of deferred subscription and services revenue related to renewals to increase as a percentage of our total revenue from deferred subscription and services revenue. Our renewal rate for subscription and services agreements expiring in the 12 months ended September 30, 2015 was in excess of 90%.
Our international revenue increased $18.1 million, or 66%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, which reflects our increasing international market presence.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2015		2014		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$21,265		$15,440		$5,825	38%
Subscription and services	40,606		29,488		11,118	38
Total cost of revenue	$61,871		$44,928		$16,943	38%
Gross margin:
Product		65%		68%
Subscription and services		62%		55%
Total gross margin		63%		61%
The cost of product revenue increased $5.8 million, or 38%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in cost of product revenue was driven primarily by an increase in product revenue.
The cost of subscription and services revenue increased $11.1 million, or 38%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in cost of subscription and services revenue was primarily driven by a $4.8 million increase in stock-based compensation charges, reflective of the 24% increase in headcount, a $3.6 million increase in IT costs to support departmental expansion and a $1.7 million increase due to higher data hosting services.
Gross margin increased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due to an increase in subscription and services margins, partially offset by a decrease in product margins. The decrease in product margins is primarily due to a one-time product cost. The increase in subscription and services margins is primarily due to the proportion of revenues attributable to subscriptions, which have higher gross margins than services.

Operating Expenses

	Three Months Ended September 30,
	2015		2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$73,374	44%	$54,707	48%	$18,667	34%
Sales and marketing	117,131	71	111,625	98	5,506	5
General and administrative	36,518	22	30,119	26	6,399	21
Restructuring charges	—	—	2,769	2	(2,769)	(100)
Total operating expenses	$227,023	137%	$199,220	174%	$27,803	14%
Includes stock-based compensation expense of:
Research and development	$18,852		$7,648
Sales and marketing	18,612		22,543
General and administrative	12,120		9,296
Total	$49,584		$39,487
Research and Development
Research and development expense increased $18.7 million, or 34%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was driven by a $15.0 million increase in personnel costs, primarily due to an $11.2 million increase in stock-based compensation charges, as well as an 18% increase in headcount. Additionally, $1.9 million of the increase was driven by higher facility and IT costs to support departmental expansion and continued investment in our future product and service offerings.
Sales and Marketing
Sales and marketing expense increased $5.5 million, or 5%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was driven by a $2.5 million increase in personnel costs, largely as a result of a 23% increase in headcount, as well as a $1.0 million increase in commissions associated with higher sales. Additionally, $2.1 million of the increase was driven by higher travel costs associated with the increased sales activity.
General and Administrative
General and administrative expense increased $6.4 million, or 21%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was driven by a $4.7 million increase in personnel costs, due to a $2.8 million increase in stock-based compensation charges, as well as a 32% increase in headcount, a $4.4 million increase in fees for legal and other professional services, and a $2.2 million increase in depreciation expense for added equipment. Within the items discussed above are costs associated with IT and facilities which support all departments. Accordingly, the increased costs were reduced by a $5.8 million increase in IT amounts allocated out, due to the expansion in other departments.
Restructuring Charges
During the three months ended September 30, 2014, we incurred restructuring charges of approximately $2.8 million, which primarily related to employee severance charges under our workforce reduction plan initiated in August 2014 to reduce our cost structure and improve efficiency. We incurred no restructuring expenses during the three months ended September 30, 2015.
Interest Income

	Three Months Ended September 30,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Interest income	$956	$228	$728	319%
Interest income increased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to higher average balances in our cash and cash equivalents and investments.

Interest Expense

	Three Months Ended September 30,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Interest expense	$(11,587)	$(6)	$11,581	193,017%
Interest expense increased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to interest expense from the Convertible Senior Notes issued in June 2015.
Other Expense, Net

	Three Months Ended September 30,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Other expense, net	$(985)	$(636)	$349	55%
The increase in other expense, net during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is primarily due to non-income related tax expense.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Provision for (benefit from) income taxes	$636	$(10,320)
Effective tax rate	—%	8%
The change from a benefit from income taxes to a provision for income taxes during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is primarily due to the fact that we no longer have deferred tax liabilities in excess of our deferred tax assets which would be available as a source of income for purposes of determining our valuation allowance. We continue to maintain a full valuation allowance on all of our U.S. and Singapore-based deferred tax assets to the extent that deferred tax liabilities are not available as a source of income as of September 30, 2015.
Comparison of the Nine Months Ended September 30, 2015 and 2014
Revenue

	Nine Months Ended September 30,
	2015		2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$150,034	34%	$110,310	39%	$39,724	36%
Subscription and services	288,159	66	172,370	61	115,789	67
Total revenue	$438,193	100%	$282,680	100%	$155,513	55%
Revenue by geographic region:
United States	$315,254	72%	$211,992	75%	$103,262	49%
EMEA	53,337	12	38,940	14	14,397	37
APAC	49,208	11	22,450	8	26,758	119
Other	20,394	5	9,298	3	11,096	119
Total revenue	$438,193	100%	$282,680	100%	$155,513	55%

Product revenue increased by $39.7 million, or 36%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in product revenue is primarily driven by growth in our installed base of customers, which grew from approximately 2,750 as of September 30, 2014 to approximately 4,054 as of September 30, 2015, as well as follow-on purchases from customers expanding their initial deployments of our product portfolio. Our Network Threat Prevention product continued to account for the largest portion of our product revenue as customers that purchase our product portfolio generally purchase more Network Threat Prevention appliances than our other appliances, reflecting the fact that their networks typically have more Web entry points than email or file entry points to protect. Our newer endpoint and forensics products continue to grow, but account for a smaller percentage of total product revenues as the market for these products is still developing.
Subscription and services revenue increased by $115.8 million, or 67%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase is comprised of an increase in subscription revenue of $61.9 million, an increase in support and maintenance revenue of $26.9 million and an increase in professional services revenue of $27.0 million. The increase in subscription revenue of $61.9 million and the increase in support and maintenance revenue of $26.9 million is primarily due to an increase in initial customer purchases of $65.1 million and an increase in the amortization of deferred subscription and support and maintenance revenue related to renewals of $23.8 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Given our high renewal rate and increasing base of customers, we expect revenue from the amortization of deferred subscription and services revenue related to renewals to increase as a percentage of our total revenue from deferred subscription and services revenue. Our renewal rate for subscription and services agreements expiring in the 12 months ended September 30, 2015 was in excess of 90%.
Our international revenue increased $52.3 million, or 74%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, which reflects our increasing international market presence.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2015		2014		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$53,566		$39,515		$14,051	36%
Subscription and services	116,463		82,286		34,177	42
Total cost of revenue	$170,029		$121,801		$48,228	40%
Gross margin:
Product		64%		64%
Subscription and services		60%		52%
Total gross margin		61%		57%
The cost of product revenue increased $14.1 million, or 36%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in cost of product revenue was driven primarily by an increase in product revenue.
The cost of subscription and services revenue increased $34.2 million, or 42%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in cost of subscription and services revenue was driven by a $15.3 million increase in personnel costs, primarily due to an $11.3 million increase in stock-based compensation charges, as well as a 24% increase in headcount, a $12.1 million increase in facility and IT costs to support departmental expansion and a $5.2 million increase due to higher data hosting services. Additionally, $1.1 million of the increase was due to accelerated depreciation as a result of changes in the estimated useful life of certain assets to be replaced in the first quarter of 2016.
Gross margin increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due to the increase in subscription and services margins. The increase in subscription and services margins is primarily due to the proportion of revenues attributable to subscriptions, which have higher gross margins.

Operating Expenses

	Nine Months Ended September 30,
	2015		2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$207,777	47%	$150,085	53%	$57,692	38%
Sales and marketing	340,734	78	283,070	100	57,664	20
General and administrative	103,812	24	89,150	32	14,662	16
Restructuring charges	—	—	2,769	1	(2,769)	(100)
Total operating expenses	$652,323	149%	$525,074	186%	$127,249	24%
Includes stock-based compensation expense of:
Research and development	$51,412		$20,054
Sales and marketing	54,424		47,154
General and administrative	35,839		28,320
Total	$141,675		$95,528
Research and Development
Research and development expense increased $57.7 million, or 38%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was driven by a $48.9 million increase in personnel costs, primarily due to a $31.4 million increase in stock-based compensation charges, as well as an 18% increase in headcount. Additionally, $6.0 million of the increase was driven by higher facility and IT costs to support departmental expansion and continued investment in our future product and service offerings.
Sales and Marketing
Sales and marketing expense increased $57.7 million, or 20%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was driven by a $31.8 million increase in personnel costs, of which $7.3 million was related to stock-based compensation charges, largely as a result of a 23% increase in headcount, as well as a $16.1 million increase in commissions associated with higher sales. Additionally, $5.6 million of the increase was driven by higher travel costs associated with the increased sales activity.
General and Administrative
General and administrative expense increased $14.7 million, or 16%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was driven by a $15.1 million increase in personnel costs, of which $7.5 million was related to stock-based compensation charges, largely as a result of a 32% increase in headcount, an $8.8 million increase in depreciation expense for added equipment and new location set-ups, as well as a $5.4 million increase in fees for legal and other professional services and a $3.4 million increase in software and data services. Within the items discussed above are costs associated with IT and facilities which support all departments. Accordingly, the increased costs were reduced by an $18.0 million increase in IT costs allocated out, due to the expansion in other departments.
Restructuring Charges
During the nine months ended September 30, 2014, we incurred restructuring charges of approximately $2.8 million, which primarily related to employee severance charges under our workforce reduction plan initiated in August 2014 to reduce our cost structure and improve efficiency. We incurred no restructuring expenses during the nine months ended September 30, 2015.
Interest Income

	Nine Months Ended September 30,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Interest income	$1,616	$456	$1,160	254%
Interest income increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to higher average balances in our cash and cash equivalents and investments.

Interest Expense

	Nine Months Ended September 30,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Interest expense	$(15,425)	$(17)	$15,408	90,635%
Interest expense increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to interest expense from the Convertible Senior Notes issued in June 2015.
Other Expense, Net

	Nine Months Ended September 30,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Other expense, net	$(2,559)	$(1,018)	$1,541	151%
The increase in other expense, net during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily due to foreign currency transaction losses caused by unfavorable changes in foreign currency exchange rates.
Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Provision for (benefit from) income taxes	$2,540	$(26,710)
Effective tax rate	(1)%	7%
The change from a benefit from income taxes to a provision for income taxes during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily due to the fact that we no longer have deferred tax liabilities in excess of our deferred tax assets which would be available as a source of income for purposes of determining our valuation allowance. We continue to maintain a full valuation allowance on all of our U.S. and Singapore-based deferred tax assets to the extent that deferred tax liabilities are not available as a source of income as of September 30, 2015.
Liquidity and Capital Resources

	As of September 30, 2015	As of December 31, 2014
	(In thousands)
Cash and cash equivalents	$436,901	$146,363
Short-term investments	$733,026	$255,845

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash provided by (used in) operating activities	$27,571	$(131,002)
Cash used in investing activities	(518,833)	(412,710)
Cash provided by financing activities	781,800	468,637
Net increase (decrease) in cash and cash equivalents	$290,538	$(75,075)

As of September 30, 2015, our cash and cash equivalents of $436.9 million were held for working capital, capital expenditures, investment in technology and business acquisition purposes, of which approximately $63.2 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2015 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.

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
Operating Activities
During the nine months ended September 30, 2015, our operating activities provided cash of $27.6 million. We incurred a net loss of $403.1 million, which included net non-cash expenses of $261.5 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities provided cash of $169.2 million, primarily sourced from deferred revenue for $102.3 million as a result of increases in sales of subscriptions and support and maintenance services, accounts receivable for $50.9 million resulting from increased collections, which benefited from the restructuring of programs to incentivize early payment and accrued compensation of $8.3 million as a result of increased headcount.
During the nine months ended September 30, 2014, our operating activities used cash of $131.0 million. We incurred a net loss of $338.1 million, which included net non-cash expenses of $145.8 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense, and deferred tax benefit. Our net change in operating assets and liabilities provided cash of $61.3 million, primarily sourced from deferred revenue for $95.1 million as a result of increases in sales of subscriptions and support and maintenance services and from accrued compensation for $25.4 million as a result of increased headcount, partially offset by the use of cash related to accounts receivable for $60.0 million resulting from growth in billings.
Investing Activities
Cash used in investing activities during the nine months ended September 30, 2015 was $518.8 million, primarily for net purchases of marketable securities to invest a portion of the significant cash received from the Convertible Senior Notes and, to a lesser extent, capital expenditures to purchase property and equipment and demonstration units.
Cash used in investing activities during the nine months ended September 30, 2014 was $412.7 million, primarily for the purchase of marketable securities to invest a portion of the significant cash received from our follow-on public offering and, to a lesser extent, for the acquisition of nPulse and for capital expenditures to purchase property and equipment and demonstration units.
Financing Activities
During the nine months ended September 30, 2015, financing activities provided $781.8 million in cash, primarily from the issuance of Convertible Senior Notes and proceeds from the exercise of employee stock options, partially offset by cash used to purchase the Prepaid Forwards.
During the nine months ended September 30, 2014, financing activities provided $468.6 million in cash, primarily from net proceeds of $444.3 million from our follow-on public offering, and proceeds of $24.3 million from the exercise of employee stock options.

Contractual Obligations and Commitments
As discussed in Note 8 Convertible Senior Notes contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q, we issued $920.0 million aggregate principal amount of Convertible Senior Notes. The Convertible Senior Notes mature on June 1, 2035, with interest payments due semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2015. The following table summarizes our contractual obligation related to the Convertible Senior Notes as of September 30, 2015:

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
Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee, British Pound Sterling, Japanese Yen and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at September 30, 2015 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Convertible Senior Notes have fixed interest rates at 1.00% and 1.625%. The fair value of the Convertible Senior Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of September 30, 2015, the fair value of our Convertible Senior Notes was approximately $823.7 million.
We had cash and cash equivalents and investments of $1,169.9 million as of September 30, 2015, consisting of bank deposits, money market funds, certificates of deposit and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our headcount increased from more than 1,600 employees as of December 31, 2013 to approximately 3,000 employees as of September 30, 2015. We expect our headcount to continue to grow rapidly. In addition, our number of end-customers increased from more than 1,900 to approximately 4,054 over the same period. This rapid growth has placed significant demands on our management and our operational and financial infrastructure. To improve our infrastructure, we continue to enhance our enterprise resource planning system, including revenue recognition and management software, and implement and enhance additional systems. There is no assurance that we will be able to successfully scale improvements to our enterprise resource planning system or implement or scale improvements to our other systems, processes and controls in a manner that keeps pace with our growth or that such systems, processes and controls will be effective in preventing or detecting errors, omissions or fraud.
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
Our revenue depends significantly on general economic conditions and the demand for products in the IT security market. Economic weakness, customer financial difficulties, and constrained spending on IT security may result in decreased revenue and earnings. Such factors could make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our inventory purchases, contract manufacturer relationships and other costs and expenses. In addition, concerns regarding the impact of the U.S. federal sequestration on the IT budgets of various agencies of the U.S. government, as well as continued budgetary challenges in the United States and Europe and geopolitical turmoil in many parts of the world have and may continue to put pressure on global economic conditions and overall spending on IT security. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union, or EU, may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our platform.
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
We have incurred operating losses each year since 2004, including net losses of $135.5 million and $120.0 million during the three months ended September 30, 2015 and 2014, respectively, and net losses of $403.1 million and $338.1 million in the nine months ended September 30, 2015 and 2014, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or size of the IT security market, particularly the market for solutions that target the next generation of advanced cyber attacks, or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.
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
Our business is substantially dependent on enterprises and governments recognizing that advanced cyber-attacks are pervasive and are not effectively prevented by legacy security solutions. High visibility attacks on prominent enterprises and governments have increased market awareness of the problem of advanced cyber attacks and help to provide an impetus for enterprises and governments to devote resources to protecting against advanced cyber attacks, such as testing our platform, purchasing it, and broadly deploying it within their organizations. If advanced cyber attacks were to decline, or enterprises or governments perceived that the general level of advanced cyber attacks have declined, our ability to attract new customers and expand our offerings within existing customers could be materially and adversely affected. A reduction in the threat landscape, for example, as a result of the recent cybersecurity agreement between China and the U.S., could increase our sales cycles and harm our business, results of operations and financial condition.
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
In addition, we believe that it is important to establish and maintain a corporate culture that facilitates the maintenance and transfer of institutional knowledge within our organization and also fosters innovation, teamwork, a passion for customers and a focus on execution. Our Chief Executive Officer, our President, our Chief Financial Officer, our Senior Vice President of Worldwide Sales, our Senior Vice President of Engineering and certain other key members of our management and finance teams have only been working together for a relatively short period of time. If we are not successful in integrating these key employees into our organization, such failure could delay or hinder our product development efforts and the achievement of our strategic objectives, which could adversely affect our business, financial condition and results of operations.
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
Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. As we face increasing competition and gain an increasingly higher profile, the possibility of intellectual property rights claims against us grows. From time to time, third parties have asserted, and we expect that third parties will continue to assert, claims of infringement of intellectual property rights against us. For example, we are currently a party to a suit by a non-practicing entity alleging, among other things, patent infringement, which is in the early stages of litigation. Third parties may in the future also assert claims against our customers or channel partners, whom our standard license and other agreements obligate us to indemnify against claims that our products infringe the intellectual property rights of third parties. While we intend to increase the size of our patent portfolio, many of our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. In addition, future litigation may involve patent holding companies or other patent owners who have no relevant product offerings or revenue and against whom our own patents may therefore provide little or no deterrence or protection. Any claim of intellectual property infringement by a third party, even a claim without merit, could cause us to incur substantial costs defending against such claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by the discovery process.
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
Subscription and services revenue accounts for a significant portion of our total revenue, comprising 64% and 58% for the three months ended September 30, 2015 and 2014, respectively, and comprising 66% and 61% for the nine months ended September 30, 2015 and 2014, respectively. Sales of new or renewal subscription and service contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and subscriptions, the actual or perceived efficacy of our security solutions, the prices of our products and subscriptions, the prices of products and subscriptions offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and service contracts decline, our revenue and revenue growth may decline and adversely affect our business. In addition, we recognize subscription and service revenue ratably over the term of the relevant service period, which is generally between one to five years. As a result, much of the subscription and service revenue we report each quarter is derived from subscription and service contracts that we sold in prior quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or services is not reflected in full in our results of operations until future periods. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new and renewal subscription contracts must be recognized ratably over the applicable service period. Furthermore, any increases in the average term of subscriptions contracts would result in revenue for those subscription contracts being recognized over longer periods of time.
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
Additionally, our international sales and operations are subject to a number of risks, including the following:

•	greater difficulty in enforcing contracts and managing collections, as well as longer collection periods;

•	higher costs of doing business internationally, including costs incurred in establishing and maintaining office space and equipment for our international operations;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business;

•	management communication and integration problems resulting from cultural and geographic dispersion;

•	risks associated with trade restrictions and foreign legal requirements, including any importation, certification, and localization of our platform that may be required in foreign countries;

•	greater risk of unexpected changes in tariffs and tax laws and treaties;

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
Further, the interpretation and application of foreign laws and regulations in many cases is uncertain, and our legal and regulatory obligations in foreign jurisdictions are subject to frequent and unexpected changes, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations or to issue rulings that invalidate prior laws or regulations.
For example, with regard to transfers of personal data from our European customers and employees to the U.S., we have historically relied on compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to by the U.S. Department of Commerce, and the EU and Switzerland, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S. In a recent ruling by the EU Court of Justice in Case C-362/14 (Schrems v. Data Protection Commissioner), or the ECJ Ruling, the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with restrictions under EU law regarding the transfer of personal data outside of the EEA. In light of the ECJ Ruling, we anticipate engaging in measures to legitimize our transfers of personal data from the EEA to the United States, and may find it necessary or desirable to make other changes to our personal data handling. We may be unsuccessful in establishing legitimate means for us to transfer such personal data from the EEA or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by European customers to use our solutions due to potential risk exposure as a result of the ECJ Ruling. We and our customers may face a risk of enforcement actions taken by EU data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under applicable EU data protection law.
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
We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the collection and recycling of electrical and electronic equipment. Examples of these laws and regulations include the EU Restrictions on the Use of certain Hazardous Substances in Electronic Equipment Directive and the EU Waste Electrical and Electronic Equipment Directive as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.
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
If we do not achieve increased tax benefits as a result of our corporate structure, our operating results and financial condition may be negatively impacted.
We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. In 2013, we completed the reorganization of our corporate structure and intercompany relationships to more closely align our corporate organization with the expansion of our international business activities. Although we anticipate achieving a reduction in our overall effective tax rate in the future as a result of this reorganized corporate structure, we may not realize any benefits. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. In addition, if the intended tax treatment of our reorganized corporate structure is not accepted by the applicable taxing authorities, changes in tax law negatively impact the structure or we do not operate our business consistent with the structure and applicable tax laws and regulations, we may fail to achieve any tax advantages as a result of the reorganized corporate structure, and our future operating results and financial condition may be negatively impacted.
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
We have substantial existing indebtedness. In June 2015, we issued $920.0 million aggregate principal amount of convertible senior notes (the “convertible notes”).
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
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Since the date of our initial public offering, the price of our common stock has ranged from $24.81 to $97.35 through October 30, 2015, and the last reported sale price on October 30, 2015 was $26.15. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock has been highly volatile since our IPO in September 2013, and beginning in June 2014, several lawsuits alleging violations of securities laws were filed against us and certain of our current and former directors and executive officers. This and any future securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.
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
The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant to our 2008 Stock Plan during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31, 2015	2,813	$1.65	—	—
August 1 - August 31, 2015	—	—	—	—
September 1 - September 30, 2015	886	1.18	—	—

Total	3,699	$1.54	—	—

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

10.1†
Offer Letter between the Registrant and Michael Berry, dated August 25, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on September 8, 2015)

10.2†
Offer Letter between the Registrant and Deepak Ahuja, dated August 27, 2015 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on September 8, 2015)

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

FIREEYE, INC.

Dated: November 4, 2015	By:	/s/ Michael J. Berry
Michael J. Berry
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1†
Offer Letter between the Registrant and Michael Berry, dated August 25, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on September 8, 2015)

10.2†
Offer Letter between the Registrant and Deepak Ahuja, dated August 27, 2015 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on September 8, 2015)

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