Form 10-K
period 2015-12-31
FireEye, Inc.
filed 2016-02-26
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $7.0 billion, based on the closing price of such stock reported for such date on The NASDAQ Global Select Market. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of outstanding shares of the registrant’s common stock was 165,949,541 as of February 24, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” the negative and plural forms of these words and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the evolution of the threat landscape facing our customers and prospects;

•	our ability to educate the market regarding the advantages of our virtual machine-based security solution;

•	our ability to maintain an adequate rate of revenue growth;

•	our future financial and operating results;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	beliefs and objectives for future operations;

•	our ability to expand our leadership position in advanced network security;

•	our ability to attract and retain customers and to expand our solutions footprint within each of these customers;

•
our expectations concerning renewal rates for subscriptions and services by existing customers, including our expectation that revenue from such renewals will increase as a percentage of our total revenue from subscriptions and services;

•	our ability to maintain our competitive technological advantages against new entrants in our industry;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	cost of revenue, including changes in costs associated with production, manufacturing and customer support;

•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	anticipated income tax rates;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	our ability to generate cash flows from operations and free cash flows;

•	our ability to capture new, and renew existing, contracts with the United States and international governments;

•	costs associated with defending intellectual property infringement and other claims, such as those claims discussed in “Business—Legal Proceedings”;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	the release of new products;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies; and

•	the effects of seasonal trends on our results of operations.
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

PART I
Item 1. Business
General
We provide a comprehensive cybersecurity solution for detecting, preventing, analyzing and resolving today's advanced cyber-attacks that evade legacy signature-based security products. Our cybersecurity solutions combine our purpose-built virtual-machine technology, threat intelligence, and advanced security expertise in a suite of products and services that reduces our customers’ exposure to attacks by enabling accurate detection and rapid response. Our proprietary virtual machine-based technology delivers high efficacy detection and prevention, while also scaling in response to ever-increasing network performance requirements, to provide real-time protection to enterprises and governments worldwide. Our analysis and forensic solutions, threat intelligence subscriptions, managed services, compromise assessments, incident response and consulting services complement our threat prevention products to help organizations adapt their security profile as threats evolve. This adaptive approach to cybersecurity represents a paradigm shift in how IT security has been conducted since the earliest days of the information technology industry. We believe it is imperative for organizations to invest in this new approach to protect their critical assets from the global pandemic of cybercrime, hacktivism, cyber espionage and cyber warfare.
The new generation of cyber-attacks on organizations, including large and small enterprises and governments worldwide, is characterized by an unprecedented escalation in the complexity and scale of advanced malware created by criminal organizations and nation-states. These modern attacks are built on dynamic, stealthy and targeted malware that penetrates defenses in multiple stages and through multiple entry points of an IT network. These highly targeted, “single-use” cyber-attacks easily circumvent security solutions that rely on pattern-matching detection technologies. Additionally, because legacy solutions reference outdated signatures of past threats, they also generate a high number of false-positive alerts.
To address the shortcomings of signature-based security solutions, we developed a new threat prevention platform based on our purpose-built, virtual machine-based detection engine, MVX. Our comprehensive platform combines our MVX virtual execution engine and our cloud-based threat intelligence network to identify previously unknown threats and protect organizations at all stages of the attack lifecycle and across all primary threat vectors, including Web, email, file, endpoint and mobile.
Our over ten years of research and development in proprietary virtual machine technology, anomaly detection and associated heuristic, or experience-based, algorithms enables MVX to provide real-time, dynamic threat protection without the use of signatures while delivering high efficacy and network performance. Our MVX engine detonates, or “runs,” Web objects, executable code, suspicious attachments and files within virtual environments to detect and block the full array of modern threats, including attacks that leverage unknown vulnerabilities in widely used software programs, also known as “zero-day” attacks. Newly identified threats are quarantined to prevent exposure to the organization’s actual network environment, and information regarding such threats is correlated with other FireEye products within the organization through our management platform and sent to our Dynamic Threat Intelligence, or DTI, cloud. Our DTI cloud enables real-time global sharing of threat intelligence uploaded by our customers’ cloud-connected FireEye appliances.
In December 2013, we acquired privately held Mandiant, a leading provider of advanced endpoint security products and professional service solutions. FireEye and Mandiant have been strategic partners with integrated product offerings since April 2012. We believe the combination of the two companies created the industry’s leading advanced threat protection vendor with the ability to find and stop attacks at every stage of the attack life cycle. The combination of our industry-leading security products and threat intelligence with products and services from Mandiant enables us to provide a complete solution for detecting, preventing, analyzing and resolving advanced cybersecurity threats across four distinct disciplines:

•
First, Mandiant provided endpoint-based threat detection, forensic and response solutions, and we have continued to develop Mandiant’s endpoint technology as part of our comprehensive security platform. The integration of threat intelligence from our endpoint products with our web, email, file and mobile platforms increases security teams' visibility into attacks and enables faster, more accurate decisions about potential security incidents occurring across an organization’s network and endpoints.

•
Second, Mandiant brings significant depth in intelligence on next-generation attacks and threat actors, which is continually gathered from ongoing monitoring of more than six million endpoints and through compromise assessments, incident response and remediation teams that serve on the front lines combating the most advanced attacks. When this depth of threat intelligence is paired with the breadth of the FireEye real-time threat intelligence gathered from more than ten million virtual machines every hour, organizations will have robust detection and contextual information about attempted attacks, including the level of risk, the identity of the attackers, and the intended target of the attacks.

•
Third, Mandiant’s team of highly skilled incident response experts has performed hundreds of incident response investigations across numerous industries at some of the largest organizations in the world. This role as first responder to high profile breaches fosters a trusted advisor relationship with organizations and enables long term strategic relationships.

•
Fourth, Mandiant brought its Managed Defense monitoring service to FireEye. The addition of these skills and expertise significantly expands our ability to offer value-added services to our customers, and was the basis for our FireEye-as-a-Service advanced security-as-a-service offering.

Our cybersecurity platform includes a family of software-based appliances, endpoint agents, cloud-based subscription services, support and maintenance, and professional consulting services. Our principal threat prevention appliance families address critical vectors of attack: Web, email, file, endpoint and mobile. We also offer a cloud-based email threat prevention solution that can be deployed either standalone or in conjunction with our appliance-based email solution. Our management appliances serve as a central nervous system unifying reporting and configuration, while monitoring and correlating attacks that simultaneously cross multiple vectors of the network, thereby increasing the efficacy of our security platform. Our management appliances enable us to cross-correlate intelligence regarding threats detected at the local implementation level with other FireEye appliances deployed across the organization to block multi-vector attacks and the exfiltration of critical data.
We maintain the efficacy of our solution by distributing our global threat intelligence through our DTI cloud. We also offer a cloud-based threat analysis platform that allows IT security analysts to analyze and prioritize attack alerts from security devices utilizing our repository of dynamic and contextual threat intelligence.
We also provide a family of forensic and analysis appliances and agents to enable investigation and remediation of breaches. Our endpoint forensics solution enables rapid identification and remediation of attacks that have penetrated an organization's defenses and are residing on an organization's endpoints, such as desktop computers, laptops or mobile devices. Our network forensics solution pairs high performance packet capture of network data with analysis tools to aid investigation efforts. We also offer a malware analysis appliance that provides IT security analysts with the ability to test, characterize and conduct forensic examinations on next-generation cyber attacks by simulating their execution path with our virtual machine technology. Our cloud-based mobile threat prevention platform identifies and stops mobile threats by analyzing mobile applications within our MVX engine.
Finally, we offer both incident response services to assist our customers who have been breached and compromise assessments, security program assessments and consulting services to help customers build and maintain their security programs. Additionally, we offer our FireEye-as-a-Service subscription services for management of FireEye devices and comprehensive monitoring of attacks based on our threat intelligence and security expertise.
Our sales model consists of direct and inside sales teams and channel partners that collaborate to identify new sales prospects, sell products and services, and provide post-sale support. We believe this approach allows us to maintain face-to-face connectivity with our customers, including key enterprise accounts, and helps us support our partners, while leveraging their reach and capabilities. Further, we believe our leading incident response, compromise assessment and security program assessment capabilities position us as a trusted advisor to our customers and offer us the opportunity to help customers prevent future breaches through the use of our products and services. As of December 31, 2015, we had over 4,400 end-customers, including more than 680, or approximately 34%, of the Forbes Global 2000. Our customers include leading enterprises in a diverse set of industries, including telecommunications, technology, financial services, public utilities, healthcare and oil and gas, as well as leading U.S. and international governmental agencies.
For 2015, 2014 and 2013, our revenue was $623.0 million, $425.7 million and $161.6 million, respectively, representing year-over-year growth of 46% for 2015, 163% for 2014 and 94% for 2013, and our net losses were $539.2 million, $443.8 million and $120.6 million, respectively.
We primarily market and sell our intelligence-led security platform to enterprise companies in a broad range of industries and to national, regional and local governments worldwide. Our business is geographically diversified, with 70% of our total revenue from the United States, 13% from Europe, the Middle East, and Africa (EMEA), 12% from Asia Pacific and Japan (APAC), and 5% from other regions in 2015. See Note 16 contained in "Notes to Consolidated Financial Statements" in Item 8 of Part II of this Annual Report on Form 10-K for more information about customers and revenue and assets by geographic region.
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

Our Products, Subscriptions and Services
Products

•
Threat Prevention Platform. Our Threat Prevention Platform consists of vector-specific appliance and cloud-based solutions that provide comprehensive advanced threat protection, from network to endpoint, for both inbound and outbound network traffic that may contain sensitive information. Our portfolio of Threat Prevention solutions includes the following appliances covering the Web, email, endpoint, file and mobile threat vectors:

•
Network Threat Prevention Platform (NX Series). Our Network Security NX Series appliances scale from 10 Mbps to multiple gigabits of throughput and are deployed in-line at enterprise Internet access points to analyze all web traffic. Utilizing our MVX engine, these appliances identify and block cyber threats deeply embedded inside web traffic, create real-time protection descriptors with the identification of new threats, and capture potential multi-protocol outbound communication data from threats that may already be inside the network. Our MVX engine detects advanced attacks exploiting unknown vulnerabilities as well as malicious code embedded in common Web and multimedia content. Our MVX engine executes suspicious software against a range of browsers, plug-ins, applications, and operating environments that are instrumental in tracking malicious actions. As potential threats can sometimes enter the network via user devices and may have been resident in the network previously, our MVX engine also analyzes outbound traffic for threats that may attempt to extract sensitive information or enable control of devices within the network by communicating with servers. Using our MVX engine, our Network Security platform confirms zero-day attacks, generates real-time security intelligence and captures dynamic callback destinations to defend against attacks. In September 2013, we introduced the NX 10000, a multi-gigabit throughput appliance that can be deployed in-line at Internet egress points to block Web exploits and outbound multi-protocol callbacks. In December 2013, we introduced our NX 900 to enable threat protection at various remote and branch offices as well as at the homes of an organization’s executive officers and key personnel. In June 2014, we added intrusion prevention systems functionality (IPS) to our Network Threat Prevention Platform to allow organizations to consolidate advanced threat prevention with traditional signature-based network security. This allows an organization to optimize security spending, reduce false positives to illuminate actual attacks, and enable compliance. In September 2014, we introduced the NX 7500 with support for Windows and Mac OSX on the same appliance. In February 2015, we introduced the NX 4400 to bridge performance requirements from 1 gigabit to multiple gigabits, and in October 2015, we added decryption capabilities to enable visibility into encrypted network traffic.

•
Email Threat Prevention Platform (EX Series and ETP). Our Email Threat Prevention appliances (EX series) and cloud-based solutions (ETP) detect and stop advanced attacks that exploit unknown operating system, browser, and application vulnerabilities as well as malicious code and attachments included in emails. Using our MVX engine, both the appliance and cloud-based solutions analyze email content as well as email attachments, including all common file and archive formats. In particular, our Email Threat Prevention solutions secure networks against spear phishing emails, which bypass traditional anti-spam and reputation-based technologies. Spear phishing attacks use individually targeted content to trick users into clicking on a malicious link or opening a document, and are frequently used by cybercriminals to extract sensitive information such as user IDs and passwords. Our MVX engine actively executes, and is able to quickly identify, links to compromised websites and malicious attachments and blocks spear-phishing emails.

•
Endpoint Threat Prevention Platform (HX Series). Our Endpoint Threat Prevention Platform is an appliance and endpoint agent system that equips security organizations to detect, analyze and resolve security incidents on desktops, laptops and other end-user devices using the threat detection algorithms of the MVX engine. Threat intelligence and alerts are correlated between our Network Threat Prevention and Endpoint Threat Prevention platforms to provide visibility across an organization and enable rapid containment. Additionally, the HX agent collects forensic data necessary for investigation and analysis of attacks. Our Endpoint Threat Prevention can be configured to sweep for indicators of compromise at regular intervals to identify new attacks and compromised devices and is a component of our FireEye-as-a-Service offering. In November 2015, we introduced HX Endpoint 3.0 with enterprise search and live response, enabling organizations to rapidly search for new threats across as many as 100,000 endpoints.

•
File Content Security (FX Series). Our FX Series appliances analyze network file servers to detect and quarantine malicious software brought into the network through technologies that bypass traditional security solutions, such as online file sharing and associated collaboration tools. These appliances analyze files using our MVX engine and detect malicious code embedded in common file types, including PDF, Microsoft Office documents, archived files, and multimedia content such as QuickTime and other video, audio and image files. Our FX Series appliances perform recursive, scheduled, and on-demand scanning of accessible network file servers to continuously identify and quarantine resident threats.

•
Mobile Threat Prevention (MX Series). Our Mobile Threat Prevention product allows organizations to identify malicious mobile apps and assess risk levels for other apps for Android and Apple devices. Using our MVX technology, we have threat intelligence from more than nine million mobile applications and assigned security and privacy risk levels for each. Our Mobile Threat Prevention platform includes a downloadable app and a management solution that can integrate with a number of the major mobile device management solutions. The management solution is available as an on-premise appliance or a cloud-based solution.

•	Security Management Products

•
Central Management System. Our Central Management System, or CMS, unifies reporting, configuration, and threat intelligence sharing and manages the overall deployment of the components of our Threat Prevention Platform. CMS appliances distribute threat intelligence from the DTI cloud and provide cross-enterprise threat data correlation to identify and block blended attacks across multiple attack vectors. CMS consolidates the management and reporting of activities in a unified security dashboard to provide a real-time view of an organization’s security profile. Customers generally purchase this appliance when they need to manage multiple FireEye appliances.

•Security Analysis Products

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

•
Malware Analysis System (AX Series). Our AX Series of appliances provide a secure environment to test, replay, characterize and document advanced malicious activities by allowing security teams to manually execute and inspect advanced malware, zero-day, and other advanced cyber-attacks embedded in files, email attachments, and Web objects. Using our MVX engine, AX analyzes the execution path of a particular malware sample to generate a dynamic and anonymized profile that can be distributed to other FireEye appliances on the network. Larger customers typically purchase the product to enable advanced and deeper analysis of potential malicious software outside of the real-time traffic scanning done by our Threat Prevention appliances.

•Security Forensics Products

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

•
Mandiant Intelligent Response (MIR). The MIR endpoint forensics product enables remote investigation of endpoints and allows security teams to collect targeted forensic data for identification of attacker behavior, tools and techniques.

Subscription and Services

•	Product Subscriptions

•	Threat Intelligence Subscriptions
Dynamic Threat Intelligence Cloud (DTI). Our Dynamic Threat Intelligence, or DTI, cloud interconnects FireEye appliances deployed within customer networks, technology partner networks, and service providers around the world to gather and share real-time threat intelligence. Our DTI cloud is a bi-directional system that collects threat intelligence from our appliances, our global threat gathering network and our security labs, and distributes updated intelligence throughout our installed base of customers to provide real-time detection of advanced attacks. The network effects of a globally distributed, automated threat analysis network improve the efficacy of our Threat Prevention Platform and differentiate our security solutions. Customers are required to purchase either a one or three year subscription to our DTI cloud as part of their initial appliance purchase.

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
Email Threat Prevention Attachment/URL Engine. Our Email Threat Prevention Attachment/URL engine analyzes email attachments and URLs embedded in emails for threats. Customers who purchase the Email Threat Prevention appliance are also required to purchase one or three year subscriptions to our DTI cloud and the Email Threat Prevention Attachment/URL engine.
Email Threat Prevention Cloud (ETP). Our cloud-based Email Threat Prevention solution (ETP) is a software-as-a-service (SaaS) offering that protects cloud-based mailboxes from advanced threats using our MVX engine and provides anti-spam and anti-virus protection. ETP can be used to complement and extend our FireEye EX Series appliances, whereby the incoming emails are analyzed and quarantined by the anti-spam, anti-virus engine in the cloud to thwart known threats while the on-premise EX Series combats the advanced unknown threats and zero-day attacks. Subscriptions to the DTI cloud and Email Threat Prevention Attachment/URL engine are included in the per mailbox price of ETP.
Mobile Threat Prevention (MTP). Our Mobile Threat Prevention solution uses the MVX engine to analyze a combination of semantic, dynamic, and behavioral characteristics to provide a comprehensive risk assessment of mobile applications for Apple iOS and Android devices, and includes an MTP App, MTP Management and MTP Analysis. The MTP App is a lightweight mobile app that alerts mobile users to threats, communicates with the MTP Management appliance to display the threat scores of mobile apps, details malicious or unwanted behavior within each app, and examines factors associated with endpoint device compromise. MTP Management is a hybrid cloud offering that works with the MTP App to enable an enterprise-wide view into mobile device compromise and a customizable enforcement option. MTP Analysis is a standalone subscription that provides for deeper on-demand app forensics and analysis by security analysts.

•	Security-as-a-Service Offerings

•
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

•
Incident response, compromise assessments and related consulting services. We have a team of cybersecurity experts to quickly respond to customers that have experienced a breach and help them understand the scope of the incident and quickly remediate the attack. Our cybersecurity experts will inform customers who is behind the attack (i.e., organized crime, nation state or malicious insider) and how much damage was done, and will work with them to recover from the incident while minimizing the impact of the event on the organization. We have performed hundreds of successful security investigations across all industries, organization sizes and technical environments. As part of our services, we can help customers scope their own security programs, provide litigation support and forensic analysis. Our cybersecurity experts also perform compromise assessments to analyze network, endpoint and log data to identify indications of present or historical attacker activity. These consulting services are marketed under the Mandiant brand.

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

Our products are designed to address security requirements for small-to-mid sized businesses, remote offices, large enterprises, governments and service providers. We offer multiple appliance models, each with various features and capabilities. All our appliance products require subscriptions to threat intelligence and support, which are typically priced as a percentage of the appliance price in one or three year subscriptions. FireEye-as-a-Service and cloud-based offerings are offered in one or three year subscriptions and are typically priced based on appropriate use metrics. We typically invoice customers for the full term of the subscription up front.
For contributions to total revenue by significant class of revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.
Our Technology
Our MVX multi-vector execution engine has been built from the ground up to address today's modern threats, and is the key threat detection technology underlying our platform and threat intelligence network. Our foundational technologies in the MVX engine are: (i) line rate anomaly detection, (ii) proprietary virtual execution, (iii) exploit stage monitoring, (iv) cross correlation, (v) evolved network security architecture, and (vi) advanced endpoint validation and containment. We have built our technology over 10 years of research and development, and we believe it represents a significant competitive advantage for us. In 2015, we completed a multi-year effort to re-architect the MVX engine that increased overall analysis speed by three-fold and increased detection capacity by five-fold.
Custom Anomaly Detector. Commercial anomaly detectors are common-place in IT security. While such anomaly detectors are the foundation for IPS solutions, they generate a significant number of false positives, making their efficacy in detecting IT security threats challenging. We have custom built our anomaly detector with a focus on rapidly and accurately filtering potentially suspicious data from benign traffic, using algorithms based on real-time threat intelligence delivered through our DTI cloud. This filtering allows benign traffic to pass through and forwards suspicious traffic to the MVX detonation chamber to be executed in the target environment. While our virtual machine can process all traffic, using an anomaly detector helps increase network throughput and limit the amount of traffic that requires virtual execution. We are constantly improving the efficacy of our anomaly detector as we discover new threats. In addition to updates from MVX, our anomaly detector also receives updates from our DTI cloud in the attributes, or markers, it looks for when inspecting potentially suspicious data based on our global threat intelligence network. Our line rate anomaly detector minimizes missed attacks (false negatives) by aggressively categorizing traffic as suspicious. False alerts in the output of this system are automatically weeded out by our MVX engine, which confirms whether a suspicious flow or object is malicious. Because we first identify suspicious flows with our line rate anomaly detector and then, through a separate process, use our MVX engine to determine whether such suspicious flows are malicious, our solution is able to achieve negligible false-positive rates and missed attacks, which are the desired results of the ideal detection engine.
Proprietary Virtual Execution. Our appliances utilize a proprietary virtual execution engine to execute potentially suspicious software code. We have built our virtual execution engine to take advantage of advances in multi-core processing and run on many-core network processors. As we do not use a commercially available virtual machine technology, we are not encumbered by any incremental overhead beyond the execution of our environments and the detection of threats. We are also free to make rapid modifications to the code base of our virtual execution engine as attackers develop new evasion techniques, which our competitors are not able to do. Our virtual execution engine is capable of mimicking thousands of combinations of operating systems and user configurations, including several popular operating systems, applications and Web browsers. Once suspicious software code identified by the custom anomaly detector is loaded into the target environment, our MVX engine monitors the software’s behavior. Using a proprietary behavior analysis technology, MVX determines if the actions the code is taking in the virtual environment are malicious or benign. We have developed our MVX engine over the past 10 years to provide high performance threat protection through high detection efficacy, negligible false-positive rates, and minimal impact on network performance.
Exploit Stage Monitoring. Our appliances are able to monitor the full spectrum of data that enters the network. This allows visibility into all stages of an attack, including the exploit phase, where an attacker first compromises a program through a vulnerability in the software. The exploit object can be embedded in any piece of content, such as an ordinary Web page. This stage of the attack is invisible to network security technologies that are focused on examining files and executables once they are written to the hard drive on a host computer. Today's threats often encrypt the malware file they download, making detection impossible unless the attack has been monitored at the exploit phase. We are able to detect new exploits by running suspicious software through our MVX virtual execution engine. Additionally, MVX collects the encryption key necessary to properly execute the subsequent malware in a virtual environment.

Multi-Vector Cross Correlation. Our appliances, when deployed with the CMS appliance, communicate threat information between appliances in real-time as well as receive updates from our DTI cloud. This awareness allows our appliances, which are specific to threat vectors, to prevent sophisticated multi-vector threats, particularly blended attacks. This cross-fertilization of attack information enables our appliances to piece together separate and seemingly benign components to identify and block a blended or multi-vector attack.
Evolved Network Security Architecture. Our solutions are designed to operate as part of a comprehensive architecture to defend networks against today's advanced threats. This allows appliances to be deployed at the right vectors and have visibility into the traffic streams necessary to detect and block next-generation threats. The ability to monitor all traffic and file stores is critical to detecting next-generation threats that will enter through multiple vectors and move laterally across the network. This is impossible for legacy network security providers to achieve with architectures that were built around traditional threats and file scanning, which do not have visibility into the traffic sources today's advanced threats utilize during attacks.
Advanced Endpoint Validation and Containment. Our Endpoint Threat Prevention System is a hybrid appliance and endpoint agent-based solution that enables real-time, automated validation and investigation of security incidents across thousands of endpoints. Our Endpoint Threat Prevention technology allows customers to uncover attacks in their environment by identifying indicators of compromise, or IOCs, on endpoints left behind by attacker activity. Suspicious hosts are flagged using non-signature based intelligence so security analysts can confirm the scope of the attack, identify and contain all compromised hosts, and quickly secure their networks from further attack.
The Endpoint Threat Prevention Platform also enables security operations teams to correlate network and endpoint attack activity and threat intelligence. Organizations can automatically investigate alerts generated by other FireEye Threat Prevention Platforms, log management and network security products, apply proprietary intelligence from FireEye, or sweep for IOCs, to identify the devices that have been compromised and contain compromised endpoints with a single click using our Agent Anywhere technology. Our endpoint validation and containment technologies include:

•
Automatic creation of indicators of compromise coupled with rapid enterprise-wide search. Security teams are able to generate search parameters based on new threat intelligence, query tens or hundreds of thousands of endpoints to identify critical issues, and contain compromised hosts in a matter of minutes.

•	Agent Anywhere. Investigate any endpoint event even when the device is disconnected from the network.

•
Unified endpoint dashboard. In addition, our Endpoint Threat Prevention platform provides a unified dashboard that allows administrators to view malicious activity both on conventional endpoints like PCs as well as mobile devices.

Customers
Our customer base has grown from approximately 450 end-customers at the end of 2011 to over 4,400 end-customers as of December 31, 2015, including 680 of the Forbes Global 2000. We provide products, subscriptions and services to customers of varying sizes, including enterprises, governmental agencies and educational and nonprofit organizations. Our customers include leading enterprises in a diverse set of industries, including telecommunications providers, financial services entities, Internet search engines, social networking sites, stock exchanges, electrical grid operators, networking vendors, oil and gas companies, healthcare and pharmaceutical companies and leading U.S. and international governmental agencies. Our business is not dependent on any particular end-customer as no end-customer represented more than 10% of our revenue for any of the years ended December 31, 2015, 2014 or 2013. For the years ended December 31, 2015, 2014 and 2013, one reseller represented 13%, 11% and 11%, respectively, of our total revenue. For the year ended December 31, 2013, another reseller also represented 11% of our total revenue. For the year ended December 31, 2015, one distributor represented 17% of our total revenue. No distributor represented 10% or greater of our total revenue for the years ended December 31, 2014 and 2013.
Backlog
Orders for subscriptions and services for multiple years are typically billed in their entirety shortly after receipt of the order and are included in deferred revenue. The timing of revenue recognition for subscriptions and services may vary depending on the contractual service period or when the services are rendered. Products are shipped and billed shortly after receipt of an order. The majority of our product revenue comes from orders that are received and shipped in the same quarter. We do not believe that our product backlog at any particular time is meaningful because it is not necessarily indicative of future revenue in any given period, as the fulfillment of such orders may be delayed.
Sales and Marketing
Sales. Our sales organization consists of a direct sales team and channel partners who work in collaboration with our direct sales team to identify new sales prospects, sell products, subscriptions and services, and provide post-sale support. Our direct field sales team is responsible for securing enterprise and government accounts globally. Our direct inside sales organization is responsible for securing medium and smaller organizations that are focused on protecting key assets. We also recently built a strategic account management team to support and expand sales within our customer base. Our sales cycle varies by industry and can last multiple months, although some transactions can close in a few weeks when an active breach is discovered.
We also have a dedicated team focused on channel sales who manage the relationships with our value-added reseller and distributor partners and work with these channel partners in winning and supporting customers. We believe this direct-touch sales approach allows us to leverage the benefits of broader market coverage provided by a reseller channel as well as maintain a face-to-face connection with our customers, including key enterprise accounts.
We have also cultivated alliances with non-traditional partners to generate customer referrals and extend our technologies and sales coverage to new segments. These relationships include relationships with insurance providers, large systems integrators and managed service providers, and we have engaged in joint solution development with leading providers of engineering services and payment systems.
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
As part of our sales strategy, we often provide prospective customers with our products for a short-term evaluation period. In such cases, our products are deployed within the prospective customer’s network, typically for a period ranging from one week to several months. During this period, the prospective customer conducts evaluations with the assistance of our system engineers and members of our security research team. These evaluations have been part of our ordinary course business practices for the past three years, and we often discover incidents of next-generation threats that successfully evaded the prospective customers’ existing security infrastructure, including traditional firewalls, next-generation firewalls, intrusion prevention systems, anti-virus software, email security and Web filtering appliances. By deploying our platform, organizations can stop inbound attacks and outbound theft of valuable intellectual property and data with a negligible false-positive rate, enabling them to avoid potentially catastrophic financial and intellectual property losses, reputational harm and damage to critical infrastructures at a lower total cost of ownership compared to many other security solutions.
Marketing. Our marketing is focused on building our brand reputation and market awareness for our platform, driving customer demand and a strong sales pipeline, and working with our channel partners around the globe. Our marketing team consists primarily of corporate marketing, channel marketing, account/lead development, operations and corporate communications. Marketing activities include demand generation, advertising, product launch activities, managing our corporate Website and partner portal, trade shows and conferences, press and analyst relations, and customer awareness. We are also actively engaged in driving global thought leadership programs through blogs and media and developing rich content such as the global cyber maps and threat reports.
Technology Alliance Partners
FireEye has built a robust ecosystem of Technology Alliance Partners who, through integration and joint go-to-market efforts, extend the breadth and depth of cybersecurity and protection customers gain from FireEye.  Spanning multiple technology categories, including network monitoring vendors, security information and event management vendors, network equipment vendors, forensic software vendors and web application firewall vendors, these partnerships provide for threat intelligence sharing, cross-vendor integrations, and joint solution development. By helping to ease the complications that organizations face when implementing multi-layered security solutions, our technology alliances facilitate integrated solution design, accelerate the time to realize value, and enhance our role as a strategic security partner.
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
Research and Development
We invest substantial resources in research and development to enhance our virtual execution engine, build add-on functionality to our products and improve our core technologies. We believe that hardware, software and cloud-based technologies are critical to expanding our leadership in the security industry. Our engineering teams have deep networking and security expertise and work closely with our customers to identify their current and future needs. Additionally, our Mandiant consultants use our products in their incident response and compromise assessment engagements and provide continual feedback to our engineering teams on product performance, detection efficacy, evasion techniques and attack trends.
In addition to our focus on platform expansion and enhancement, our research and development teams are focused on developing automation tools and machine learning techniques to reduce the time to discover and distribute new threat intelligence, as well as generate efficiencies in our services offerings. We are also investing in security platform management capabilities to provide unified reporting and security orchestration features to customers in a single dashboard.
We maintain research and development activities across the globe with teams located in Germany, India, Ireland, Japan, Singapore and the United States.
Research and development expense totaled $279.5 million, $203.2 million and $66.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Competition
We operate in the intensely competitive IT security market which is characterized by constant change and innovation. Changes in the threat landscape and broader IT infrastructures result in evolving customer requirements for security. Several vendors have either introduced new products or incorporated new features into existing products that compete with our solutions. Our current and potential future competitors fall into six general categories:

•	large networking vendors such as Cisco and Juniper that may emulate or integrate features similar to ours into their own products;

•
large companies such as Intel, IBM and HPE that have acquired large IT security specialist vendors in recent years and have the technical and financial resources to bring competitive solutions to the market;

•	independent security vendors such as Palo Alto Networks and Trend Micro that offer products that claim to perform similar functions to our platform;

•	small and large companies, including new entrants, that offer point solutions that compete with some of the features present in our platform;

•	providers of traditional IT security solutions, such as Symantec, that we may compete with in the future; and

•	other providers of incident response and compromise assessment services.
As our market grows and IT budgets are allocated to support protection from advanced threats, it will attract more highly specialized vendors as well as larger vendors that may continue to acquire or bundle their products more effectively. The principal competitive factors in our market include:

•	ability to deliver the combination of technology, intelligence and expertise necessary to combat the current threat landscape;

•	ability to detect current threats by overcoming the limitations of signature-based approaches, while maintaining a low rate of false-positive alerts;

•	scalability, throughput and overall performance of the virtual machine technology;

•	visibility into all stages of an attack, especially the exploit phase;

•	breadth and richness of the shared threat intelligence, including threat intelligence on cyber crime, cyber espionage, hacktivism, attacks on critical infrastructure and nation-state attacks;

•	flexible deployment options, including on-premise appliances, software in the cloud, or a hybrid of both;

•	brand awareness and reputation;

•	strength of sales and marketing efforts;

•	product extensibility and ability to integrate with other technologies in the network infrastructure;

•	ease of use;

•	price and total cost of ownership; and

•	ability to provide an orchestrated solution of products and services for detecting, preventing and resolving advanced cybersecurity threats across multiple attack vectors.
We believe we compete favorably with our competitors on the basis of these factors as a result of the features and performance of our platform, the ease of integration of our products with network infrastructures, the breadth of our services and solution offerings and the relatively low total cost of ownership of our products. However, many of our competitors have substantially greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets, deeper customer relationships, broader distribution, and larger and more mature intellectual property portfolios.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on, among other things, patents, trademarks, copyrights and trade secret laws, confidentiality safeguards and procedures, and employee non-disclosure and invention assignment agreements to protect our intellectual property rights. We file patent applications to protect our intellectual property and believe that the duration of our issued patents is sufficient when considering the expected lives of our products. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will result in patents of valuable breadth or applicability. In addition, any patents that may issue may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms.
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
Employees
As of December 31, 2015, we had approximately 3,100 employees. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never had a work stoppage, and we consider our relationship with our employees to be good.

Facilities
We currently lease approximately 223,000 square feet of space for our corporate headquarters in Milpitas, California under lease agreements that expire during the year ended December 31, 2018. We maintain additional offices throughout the United States and various international locations including, Australia, Dubai, Germany, India, Ireland, Japan, Singapore and the United Kingdom. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
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
Our future success depends on market adoption of our unique approach to IT security. We are seeking to disrupt the IT security market with our virtual machine-based security platform. Our platform interoperates with but does not replace most signature-based IT security products. Enterprises and governments that use signature-based security products, such as firewalls, intrusion prevention systems, or IPS, anti-virus, or AV, and Web and messaging gateways, for their IT security may be hesitant to purchase our virtual machine-based security platform if they believe that signature-based products are more cost effective, provide substantially the same functionality as our platform or provide a level of IT security that is sufficient to meet their needs. Currently, most enterprises and governments have not allocated a fixed portion of their budgets to protect against next-generation advanced cyber attacks. As a result, to expand our customer base, we need to convince potential customers to allocate a portion of their discretionary budgets to purchase our platform. However, even if we are successful in doing so, any future deterioration in general economic conditions may cause our customers to cut their overall IT spending, and such cuts may fall disproportionately on products and services like ours, for which no fixed budgetary allocation has been made. If we do not succeed in convincing customers that our platform should be an integral part of their overall approach to IT security and that a fixed portion of their annual IT budgets should be allocated to our platform, our sales will not grow as quickly as anticipated, or at all, which would have an adverse impact on our business, results of operations and financial condition.
Even if there is significant demand for virtual machine-based security solutions like ours, if our competitors include functionality that is, or is perceived to be, better than or equivalent to that of our platform, we may have difficulty increasing the market penetration of our platform. Furthermore, even if the functionality offered by other IT security providers is different and more limited than the functionality of our platform, organizations may elect to accept such limited functionality in lieu of adding products from additional vendors like us, especially if competitor offerings are free or available at a lower cost.
In addition, changes in customer requirements could reduce customer demand for our virtual machine-based security solutions. For example, if customers were to reduce their number of web egress points in order to reduce their cyber attack surface, they would not need to purchase as many of our Network Threat Prevention appliances, which currently account for the largest portion of our threat prevention product revenue. Similarly, if one or more governments share, on a free or nearly free basis, threat intelligence with other governmental agencies or organizations, such as critical infrastructure companies, then those agencies or organizations might have less demand for additional threat intelligence and may purchase less of our threat intelligence offerings.
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
Our headcount increased from approximately 2,500 employees as of December 31, 2014 to approximately 3,100 employees as of December 31, 2015. We expect our headcount to continue to grow rapidly. In addition, our number of end-customers increased from approximately 3,100 to over 4,400 over the same period. This rapid growth has placed significant demands on our management and our operational and financial infrastructure. To improve our infrastructure, we continue to enhance our enterprise resource planning system, including revenue recognition and management software, and implement and enhance additional systems and controls. There is no assurance that we will be able to successfully scale improvements to our enterprise resource planning system or implement or scale improvements to our other systems, processes and controls in a manner that keeps pace with our growth or that such systems, processes and controls will be effective in preventing or detecting errors, omissions or fraud.
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
Many of our expenses are relatively fixed, at least in the short term. If our projections or assumptions on which we base our projections are incorrect, we may not be able to adjust our expenses rapidly enough to avoid an adverse impact on our profitability or cash flows.
To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

•	effectively attracting, training and integrating a large number of new employees, particularly members of our sales and management teams;

•	further improving our key business applications, processes and IT infrastructure, including our data centers, to support our business needs;

•	continuing to refine our ability to forecast our bookings, billings, revenues, expenses and cash flows;

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
Our results of operations have varied significantly from period to period, and we expect that our results of operations, including, but not limited to our GAAP and non-GAAP measures, will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to attract new and retain existing customers;

•	changes in our mix of products, subscriptions and services sold;

•	the budgeting cycles, seasonal buying patterns and purchasing practices of customers;

•	the timing of shipments of our products and length of our sales cycles;

•	changes in customer or reseller requirements or market needs;

•	changes in the growth rate of the IT security market, particularly the market for threat protection solutions like ours that target next-generation advanced cyber attacks;

•
the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of the IT security market, including consolidation among our customers or competitors;

•	the level of awareness of IT security threats, particularly advanced cyber attacks, and the market adoption of our platform;

•	deferral of orders from customers in anticipation of new products or product enhancements announced by us or our competitors;

•	our ability to successfully expand our business domestically and internationally;

•	reductions in customer renewal rates for our subscriptions;

•	decisions by organizations to purchase IT security solutions from larger, more established security vendors or from their primary IT equipment vendors;

•	changes in our pricing policies or those of our competitors;

•	any disruption in, or termination of, our relationships with channel partners;

•	our inability to fulfill our customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

•
insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our products, subscriptions and services, or confronting our key suppliers, particularly our sole source suppliers, which could disrupt our supply chain;

•
the cost and potential outcomes of existing and future litigation, including, without limitation, the purported stockholder lawsuits described under the "Litigation" subheading in Note 9 Commitments and Contingencies contained in the "Notes to Consolidated Financial Statements" in Item 8 of Part II of this Annual Report on Form 10-K;

•	seasonality in our business;

•	general economic conditions, both domestic and in our foreign markets;

•	future accounting pronouncements or changes in our accounting policies or practices;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our business; and

•	increases or decreases in our revenues and expenses caused by fluctuations in foreign currency exchange rates.
Any of the above factors, individually or in the aggregate, may result in significant fluctuations in our financial and other operating results from period to period. For example, as we offer more and more solutions through subscriptions and services, it becomes increasingly difficult for us to predict whether customers will purchase our solutions as a product, a subscription or a service. If customers purchase our solutions through subscriptions and services that have less profit associated with them than our products, our operating results could be harmed. Changes in the mix of offerings sold impacts the timing of recognition of revenue for our sales. Consequently, given the different revenue recognition policies associated with sales of our products, subscriptions and services, customers purchasing more of our subscription and services offerings and less of our product offerings than we anticipated could result in our actual revenue falling below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in our stock price.
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
Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisition of Mandiant Corporation, or Mandiant, our acquisition of nPulse Technologies, or nPulse, our acquisition of iSIGHT Security, Inc. (d/b/a iSIGHT Partners, Inc.), or iSIGHT, and our acquisition of Invotas International Corporation, or Invotas. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete acquisitions that we target in the future. The risks we face in connection with acquisitions, including our acquisitions of Mandiant, nPulse, iSIGHT and Invotas, include:

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
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of equity securities. For example, in December 2013, we issued approximately 16.9 million shares of common stock and assumed options to purchase approximately 4.6 million shares of our common stock in connection with our acquisition of Mandiant. In May 2014, we issued 295,681 shares of common stock and assumed options to purchase 63,490 shares of common stock in connection with our acquisition of nPulse. In January 2016, we issued 1,793,305 shares of common stock in connection with our acquisition of iSIGHT, to be distributed to certain former stockholders of iSIGHT upon the achievement of a threat intelligence bookings target. In February 2016, we issued 742,026 shares of common stock in connection with our acquisition of Invotas. There is also a risk that future acquisitions will result in the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the write-off of goodwill, any of which could harm our financial condition or operating results.
We have had operating losses each year since our inception, and may not achieve or maintain profitability in the future.
We have incurred operating losses each year since 2004, including net losses of $539.2 million, $443.8 million and $120.6 million during the years ended December 31, 2015, 2014 and 2013, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or size of the IT security market, particularly the market for solutions that target the next generation of advanced cyber attacks, or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.
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
Our competitors and potential competitors include large networking vendors such as Cisco Systems, Inc. and Juniper Networks, Inc. that may emulate or integrate virtual-machine features similar to ours into their own products; large companies such as Intel, IBM, and HPE that have acquired large IT security specialist vendors in recent years and have the technical and financial resources and broad customer bases needed to bring competitive solutions to the market; independent IT security vendors such as Sourcefire (which was acquired by Cisco Systems, Inc.) and Palo Alto Networks that offer products that claim to perform similar functions to our platform; small and large companies that offer point solutions that compete with some of the features present in our platform; and other providers of incident response and compromise assessment services. Other IT providers offer, and may continue to introduce, security features that compete with our platform, either in stand-alone security products or as additional features in their network infrastructure products. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

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
Some of our competitors have made or could make acquisitions of businesses that allow them to offer more competitive and comprehensive solutions. As a result of such acquisitions, our current or potential competitors may be able to accelerate the adoption of new technologies that better address end-customer needs, devote greater resources to bring these products and services to market, initiate or withstand substantial price competition, or develop and expand their product and service offerings more quickly than we do. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, and loss of market share.
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
Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization, including key employees obtained through our acquisition of Mandiant, and recent additions to our Worldwide Sales management team. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area and the Washington D.C. Area, where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting or retaining qualified personnel to fulfill our current or future needs. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our platform. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, including key employees obtained through our acquisition of Mandiant or iSIGHT, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. Also, to the extent we hire employees from mature public companies with significant financial resources, we may be subject to allegations that such employees have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product.
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
From the year ended December 31, 2010 to the year ended December 31, 2015, our revenue grew from $11.8 million to $623.0 million, which represents a compounded annual growth rate of approximately 121%. We expect that, to the extent our revenue increases to higher levels, our revenue growth rate will continue to decline. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•	research and development related to our platform, including investments in our research and development team;

•	sales and marketing, including a significant expansion of our sales organization, particularly in international markets;

•	international expansion of our business; and

•	expansion of our professional services organization.
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
We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others. We believe this variability is largely due to (i) our customers’ budgetary and spending patterns, as many customers spend the unused portions of their discretionary budgets prior to the end of their fiscal years, and (ii) our sales compensation plans, which are typically structured around annual quotas and stair step commission rates. For example, we have historically recorded our highest level of revenue in our fourth quarter, which we believe corresponds to the fourth quarter of a majority of our customers. Similarly, we have historically recorded our second-highest level of revenue in our third quarter, which corresponds to the fourth quarter of U.S. federal agencies and other customers in the U.S. federal government. Our rapid growth rate over the last couple years may have made seasonal fluctuations more difficult to detect. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.
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
Our business is substantially dependent on enterprises and governments recognizing that advanced cyber-attacks are pervasive and are not effectively prevented by legacy security solutions. High visibility attacks on prominent enterprises and governments have increased market awareness of the problem of advanced cyber attacks and help to provide an impetus for enterprises and governments to devote resources to protecting against advanced cyber attacks, such as testing our platform, purchasing it, and broadly deploying it within their organizations. If advanced cyber attacks were to decline, or enterprises or governments perceived that the general level of advanced cyber attacks have declined, our ability to attract new customers and expand our offerings within existing customers could be materially and adversely affected. A reduction in the threat landscape, for example, as a result of the recent cybersecurity agreement between China and the U.S., may reduce the demand from customers or prospects for our solutions, and therefore could increase our sales cycles and harm our business, results of operations and financial condition.
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
Our future success depends, in part, on our ability to expand the deployment of our platform with existing customers by selling them additional products, subscriptions and services. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional products, subscriptions and services depends on a number of factors, including the perceived need for additional IT security, general economic conditions, and our customers' satisfaction with our existing solutions they have previously purchased. If our efforts to sell additional products, subscriptions and services to our customers are not successful, our business may suffer.
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
We also depend on our installed customer base for future support and maintenance revenue. We offer our support and maintenance agreements for terms that generally range between one and five years. If customers choose not to renew their support and maintenance agreements or seek to renegotiate the terms of their support and maintenance agreements prior to renewing such agreements, our revenue may grow more slowly than expected, not grow at all, or even decline.
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
The IT security market has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt to increasingly complex IT networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. As their technologies and business plans grow more complex, we expect these customers to face new and increasingly sophisticated methods of attack. We face significant challenges in ensuring that our platform effectively identifies and responds to these advanced and evolving attacks without disrupting our customers’ network performance. As a result of the continued rapid innovations in the technology industry, including the rapid growth of smart phones, tablets and other devices, the trend of “bring your own device” in enterprises, and the rapidly evolving Internet of Things ("IOT"), we expect the networks of our customers to continue to change rapidly and become more complex.
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
In addition to our direct sales force, we rely on our indirect channel partners to sell and support our platform. We derive a substantial portion of our revenue from sales of our products, subscriptions and services through, or with the assistance of, our indirect channel, and we expect that sales through channel partners will continue to be a significant percentage of our revenue. We also partner with our technology alliance partners to design go-to-market strategies that combine our platform with products or services provided by our technology alliance partners.
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
Subscription and services revenue accounts for a significant portion of our total revenue, comprising 65%, 58% and 45% for the years ended December 31, 2015, 2014 and 2013, respectively. Sales of new or renewal subscription and service contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and subscriptions, the actual or perceived efficacy of our security solutions, the prices of our products and subscriptions, the prices of products and subscriptions offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and service contracts decline, our revenue and revenue growth rate may decline and adversely affect our business. In addition, we recognize subscription and service revenue ratably over the term of the relevant service period, which is generally between one to five years. As a result, much of the subscription and service revenue we report each quarter is derived from subscription and service contracts that we sold in prior quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant decreases in the market acceptance of, or demand for, our subscriptions or services may not be immediately apparent from our results of operations until future periods. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new and renewal subscription contracts must be recognized ratably over the applicable service period. Furthermore, any increases in the average term of subscriptions contracts would result in revenue for those subscription contracts being recognized over longer periods of time.

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

•
governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our platform, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit were to uncover improper or illegal activities; and

•
governments may require certain products purchased by it to be manufactured in the United States and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements, affecting our ability to sell these products to governmental agencies.

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
The sales prices for our products, subscriptions and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products, subscriptions and services, anticipation of the introduction of new products, subscriptions or services, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products and subscriptions worldwide in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions, or the effective prices we realize in our reporting currency. Furthermore, we anticipate that the sales prices and gross profits for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new product and subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain positive gross margins and achieve profitability.

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
We are exposed to the credit risk of some of our distributors, resellers and customers and to credit exposure in weakened markets, which could result in material losses.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products and enhancements to our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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
Our business is subject to regulation by various U.S. federal, state, local and foreign governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. U.S. regulations surrounding our operating activities in foreign jurisdictions are not always consistent with, and at times are in contravention to, the local regulations or laws in such jurisdictions. Enforcement actions and sanctions could harm our business, reputation, results of operations and financial condition.
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
Our sales contracts are denominated in U.S. dollars, and therefore our revenue is not subject to foreign currency risk. However, strengthening of the U.S. dollar increases the real cost of our products, subscriptions and services to our customers outside of the United States, which could lead to delays in the purchase of our products and services and the lengthening of our sales cycle. If the U.S. dollar continues to strengthen, this could adversely affect our financial condition and results of operations. In addition, we are incurring an increasing portion of our operating expenses outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. We do not currently hedge against the risks associated with currency fluctuations but may do so in the future.
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
In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products into international markets, prevent our customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export to or sell our products in international markets would likely adversely affect our business, financial condition and results of operations.
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
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Since the date of our initial public offering, the price of our common stock has ranged from $11.35 to $97.35 through February 25, 2016, and the last reported sale price on February 25, 2016 was $15.78. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans, the conversion of our convertible notes or otherwise. For example, in December 2013, we issued approximately 16.9 million shares of common stock and assumed options to purchase approximately 4.6 million shares of our common stock in connection with our acquisition of Mandiant; in May 2014, we issued 295,681 shares of common stock and assumed options to purchase 63,490 shares of our common stock in connection with our acquisition of nPulse Technologies; in January 2016, we issued 1,793,305 shares of common stock in connection with our acquisition of iSIGHT, to be distributed to certain former stockholders of iSIGHT upon the achievement of a threat intelligence bookings target; and in February 2016, we issued 742,026 shares of common stock in connection with our acquisition of Invotas. In addition, in June 2015, we issued $920.0 million aggregate principal amount of convertible senior notes. Any future issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
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
We are subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act ("Section 404"), enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management's report for fiscal 2015 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Milpitas, California where we currently lease approximately 223,000 square feet of space under lease agreements that expire during the year ended December 31, 2018. We maintain additional offices throughout the United States and various international locations, including Australia, Dubai, Germany, India, Ireland, Japan, Singapore and the United Kingdom. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
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
Holders of Record
As of December 31, 2015, there were 114 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Price Range of Our Common Stock
The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on The NASDAQ Global Select Market:

Year Ended December 31, 2015:	High	Low
First Quarter	$46.44	$29.25
Second Quarter	$55.33	$37.66
Third Quarter	$50.94	$30.15
Fourth Quarter	$33.15	$19.76

Year Ended December 31, 2014:	High	Low
First Quarter	$97.35	$40.41
Second Quarter	$65.65	$25.58
Third Quarter	$41.82	$27.06
Fourth Quarter	$34.55	$24.81
Stock Performance Graph
The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph compares the cumulative total return of our common stock with the total return for the Standard & Poor's 500 Index and the Standard & Poor's Information Technology Index from September 20, 2013 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2015. The graph assumes that $100 was invested on September 20, 2013 in our common stock, the Standard & Poor's 500 Index and the Standard & Poor's Information Technology Index, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 27 MONTH CUMULATIVE TOTAL RETURN*

Among FireEye, Inc., the S&P 500 Index, and the S&P Information Technology Index

$250
$200
$150
$100
$50
$0
9/13
10/13
12/13
2/14
4/14
6/14
8/14
10/14
12/14
2/15
4/15
6/15
8/15
10/15
12/15
FireEye, Inc.
S&P 500
S&P Information Technology

*$100 invested on 9/20/13 in stock or 8/31/13 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

	9/13	9/13	10/13	12/13	2/14	4/14	6/14	8/14	10/14	12/14	2/15	4/15	6/15	8/15	10/15	12/15
FireEye, Inc.	$100.00	$115.36	$105.28	$121.14	$237.89	$109.06	$112.64	$86.50	$94.42	$87.72	$122.97	$114.72	$135.86	$104.94	$72.64	$57.61
S&P 500	$100.00	$103.14	$107.88	$113.98	$115.07	$116.90	$122.11	$125.25	$126.51	$129.58	$132.91	$132.07	$131.18	$125.84	$133.08	$131.37
S&P Information Technology	$100.00	$102.88	$107.61	$116.52	$118.86	$119.52	$126.94	$133.90	$135.27	$139.96	$145.57	$144.05	$141.03	$137.19	$150.42	$148.25
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

Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant to our 2008 Stock Plan during the fourth quarter of 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2015	—	$—	—	—
November 1 - November 30, 2015	—	—	—	—
December 1 - December 31, 2015	1,250	1.65	—	—

Total	1,250	$1.65	—	—

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
The statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The statements of operations for the years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013, 2012 and 2011 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$216,632	$178,246	$88,253	$52,265	$24,888
Subscription and services	406,335	247,416	73,299	31,051	8,770
Total revenue	622,967	425,662	161,552	83,316	33,658
Cost of revenue:
Product(1)	74,481	58,980	28,912	14,467	5,690
Subscription and services	158,723	116,113	18,853	3,163	1,590
Total cost of revenue	233,204	175,093	47,765	17,630	7,280
Total gross profit	389,763	250,569	113,787	65,686	26,378
Operating expenses:
Research and development(1)	279,467	203,187	66,036	16,522	7,275
Sales and marketing(1)	476,166	401,151	167,466	67,562	30,389
General and administrative(1)	141,790	121,099	52,503	15,221	4,428
Restructuring charges	—	4,327	—	—	—
Total operating expenses	897,423	729,764	286,005	99,305	42,092
Operating loss	(507,660)	(479,195)	(172,218)	(33,619)	(15,714)
Interest income	2,935	713	68	7	3
Interest expense	(27,116)	(26)	(525)	(537)	(194)
Other income (expense), net	(3,284)	(1,936)	(7,257)	(2,572)	(806)
Loss before income taxes	(535,125)	(480,444)	(179,932)	(36,721)	(16,711)
Provision for (benefit from) income taxes	4,090	(36,654)	(59,297)	(965)	71
Net loss attributable to common stockholders	$(539,215)	$(443,790)	$(120,635)	$(35,756)	$(16,782)
Net loss per share attributable to common stockholders, basic and diluted	$(3.50)	$(3.12)	$(2.66)	$(3.28)	$(1.99)
Weighted-average shares used to compute net loss per share attributable to common stockholders	154,120	142,176	45,271	10,917	8,447
(1)    Includes share-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Stock-Based Compensation Expense:
Cost of product revenue	$1,588	$888	$469	$115	$31
Cost of subscription and services revenue	29,435	17,037	2,341	55	8
Research and development	68,329	28,968	6,958	1,465	148
Sales and marketing	73,286	66,773	10,748	1,672	360
General and administrative	49,793	38,186	8,342	3,536	168
Total stock-based compensation expense	$222,431	$151,852	$28,858	$6,843	$715

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$402,102	$146,363	$173,918	$60,200	$10,676
Total assets	2,441,473	1,758,881	1,376,313	125,273	35,646
Total deferred revenue	526,998	352,543	187,514	76,406	30,102
Total long-term debt, current portion	—	—	—	1,231	1,400
Total long-term debt, non-current portion	706,198	—	—	10,916	4,528
Total stockholders’ equity (deficit)	$1,044,372	$1,250,828	$1,048,102	$5,390	$(14,651)

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
Overview
We provide a comprehensive cybersecurity solution for detecting, preventing, analyzing and resolving today's advanced cyber-attacks that evade legacy signature-based security products. To address the shortcomings of signature-based security solutions, we developed a new threat prevention platform based on our purpose-built, virtual machine-based detection engine, MVX. Our comprehensive platform combines our MVX virtual execution engine and our cloud-based threat intelligence network to identify previously unknown threats and protect organizations at all stages of the attack lifecycle. Our cybersecurity platform includes a family of software-based appliances, endpoint agents, cloud-based subscription services, support and maintenance and professional consulting services. Our principal threat prevention appliance families address critical vectors of attack: Web, email, file, endpoint and mobile. Our products initially require a mandatory subscription agreement that provides access to our DTI cloud which distributes updated intelligence throughout the network to provide real-time detection of advanced attacks, and we offer optional subscription services that provide additional support and functionality. We also offer a cloud-based threat analysis platform that allows IT security analysts to analyze and prioritize attack alerts from security devices utilizing our repository of dynamic and contextual threat intelligence. Additionally, we provide a family of forensic and analysis appliances and agents to enable investigation and remediation of breaches. Due to our team of highly skilled professional services experts, we provide incident response, security program assessment and other consulting services, as well as our FireEye-as-a-Service subscription services for management of our devices and comprehensive monitoring of attacks based on our threat intelligence and security expertise. Our adaptive approach to cybersecurity represents a paradigm shift in how IT security has been conducted since the earliest days of the information technology industry, and we believe it is imperative for organizations to invest in this new approach to protect their critical assets from the global pandemic of cybercrime, hacktivism, cyber-espionage and cyber-warfare.
Our Business Model
We generate revenue from sales of our products, subscriptions and services. Our product revenue consists primarily of revenue from the sale of our threat prevention platform of vector-specific appliances and cloud-based security solutions, consisting of Network Threat Prevention, Email Threat Prevention, Endpoint Threat Prevention, File Content Security and Mobile Threat Prevention. We also offer security management and analysis products including our Central Management System, Threat Analytics Platform and Malware Analysis System, and security forensics products including our Network Forensics Platform, Investigation Analysis System and Mandiant Intelligent Response. We offer this portfolio as a complete solution to protect customers from the next generation of cyber-attacks at all stages of the attack lifecycle and across all primary threat vectors, including web, email, file, endpoint and mobile. Because the typical customer has more web entry points to protect than email and file entry points, customers that purchase our threat prevention portfolio generally purchase more Network Threat Prevention appliances than any other appliance. As a result, Network Threat Prevention accounts for the largest portion of our threat prevention product revenue. In addition, because most malicious attacks occur through the web threat vector, smaller customers and customers who do not have the budget to purchase the full threat prevention portfolio often only purchase Network Threat Prevention. Prior to June 2014, revenue associated with Email Threat Prevention was recognized ratably over the longer of the contractual term or the estimated period the customer was expected to benefit from the product. Beginning in June 2014, we started shipping all Email Threat Prevention appliances with software that allows customers to benefit from the product without the associated subscription services. As a result, revenue from sales of Email Threat Prevention appliances is now being recognized at the time of shipment, consistent with our other product offerings. We have also experienced steady growth in sales of our Endpoint Threat Prevention and Network Forensics Platform appliances which we began offering early in 2014. We introduced our File Content Security appliance in the second quarter of 2012.
We require customers to purchase a subscription to our DTI cloud and support and maintenance services when they purchase any part of our product portfolio. Our customers generally purchase these subscriptions and services for a one or three year term, and revenue from such subscriptions is recognized ratably over the subscription period. Sales of these subscriptions and services have increased our deferred revenue. As of December 31, 2015 and 2014, our total deferred revenue was $527.0 million and $352.5 million, respectively. Amortization of this growing deferred revenue has contributed to the increase in our subscription and services revenue as a percentage of total revenue. For the years ended December 31, 2015, 2014 and 2013, subscription and services revenue as a percentage of total revenue was 65%, 58%, and 45%, respectively. While most of the growth in our subscription and services revenue during such years relates to the amortization of the initial subscription and services agreements, renewals of such agreements have also contributed to this growth. Our renewal rate for subscriptions expiring in 2015 and 2014 was in excess of 90%, and we expect to maintain high renewal rates in the future due to the significant value we believe these subscriptions and services add to the efficacy of our product portfolio.
We also offer FireEye-as-a-Service, which may include our Network Platform, Endpoint Security Platform and Network Forensics Platform solutions, managed by our security experts through our security operations centers around the world. Revenue from this service is recognized ratably over the period the service is provided; typically one to three years. In addition to our product and subscription services, we offer professional services, including incident response and related consulting services for our customers who have experienced a cybersecurity breach or require assistance assessing the vulnerability of their networks. Revenue from these services is recognized as delivered.
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

	Year Ended or as of December 31,
	2015	2014	2013
	(Dollars in thousands)
Product revenue	$216,632	$178,246	$88,253
Subscription and services revenue	406,335	247,416	73,299
Total revenue	$622,967	$425,662	$161,552
Year-over-year percentage increase	46%	163%	94%
Gross margin percentage	63%	59%	70%
Deferred revenue, current	$305,169	$203,877	$110,535
Deferred revenue, non-current	$221,829	$148,666	$76,979
Billings (non-GAAP)	$797,422	$590,691	$256,561
Net cash provided by (used in) operating activities	$37,015	$(131,270)	$(69,762)
Free cash flow (non-GAAP)	$(17,534)	$(198,985)	$(127,322)
Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenue as of the period end. The majority of our deferred revenue consists of the unamortized balance of revenue from subscriptions to our DTI cloud, FireEye-as-a-Service offerings and support and maintenance contracts. Because invoiced amounts for subscriptions and services can be for multiple years, we classify our deferred revenue as current or non-current depending on when we expect to recognize the related revenue. If the deferred revenue is expected to be recognized within 12 months it is classified as current, otherwise, the deferred revenue is classified as non-current. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. For the year ended December 31, 2013, deferred revenue includes the addition of $16.1 million of deferred revenue assumed in connection with the Mandiant acquisition.
Billings. Billings are a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles, or GAAP, plus the change in deferred revenue from the beginning to the end of the period. We consider billings to be a useful metric for management and investors, as a supplement to the corresponding GAAP measure, because billings drive deferred revenue, which is an important indicator of the health and visibility of trends in our business, and represents a significant percentage of future revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. For the year ended December 31, 2013, billings exclude the addition of $16.1 million of deferred revenue assumed in connection with the Mandiant acquisition. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Revenue	$622,967	$425,662	$161,552
Deferred revenue, end of period	526,998	352,543	187,514
Less: deferred revenue, beginning of period	352,543	187,514	76,406
Less: Mandiant deferred revenue assumed	—	—	16,099
Billings (non-GAAP)	$797,422	$590,691	$256,561
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

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flow provided by (used in) operating activities	$37,015	$(131,270)	$(69,762)
Less: purchase of property and equipment and demonstration units	(54,549)	(67,715)	(57,560)
Free cash flow (non-GAAP)	$(17,534)	$(198,985)	$(127,322)
Net cash used in investing activities	$(576,749)	$(382,511)	$(148,469)
Net cash provided by financing activities	$795,473	$486,226	$331,949
Factors Affecting our Performance
Market Adoption. We rely on market education to raise awareness of today’s next-generation cyber attacks and articulate the need for our virtual machine-based security solution and, in particular, the reasons to purchase our products. Our prospective customers often do not have a specific portion of their IT budgets allocated for products that address the next generation of advanced cyber attacks. We invest heavily in sales and marketing efforts to increase market awareness, educate prospective customers and drive adoption of our solution. This market education is critical to creating new IT budget dollars or allocating IT budget dollars across enterprises and governments for next-generation threat protection solutions, and in particular, our platform. Our investment in market education has also increased awareness of us and our solution in international markets. However, we believe that we will need to invest additional resources in targeted international markets to drive awareness and market adoption. The degree to which prospective customers recognize the mission critical need for next-generation threat protection solutions, and subsequently allocate budget dollars for our platform, will drive our ability to acquire new customers and increase renewals and follow-on sales opportunities, which, in turn, will affect our future financial performance.
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
Renewal Rates. New or existing customers that purchase one of our appliances are required to purchase a one or three year subscription to our DTI cloud and support and maintenance services. New or existing customers that purchase one of our Security Forensic Products System or Central Management System appliances are required to purchase support and maintenance services for a term of one or three years.
We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. We calculate our renewal rate by dividing the number of renewing customers that were due for renewal in any rolling 12 month period by the number of customers that were due for renewal in that rolling 12 month period. Our renewal rate at December 31, 2015 and 2014 was in excess of 90%. These high renewal rates are primarily attributable to the incremental value added to our appliances by our cloud subscriptions, support and maintenance and services. As cloud subscriptions, support and maintenance and services represented 65%, 58% and 45% of our total revenue during the years ended December 31, 2015, 2014 and 2013, respectively, we expect our ability to maintain high renewal rates for these subscriptions and services to have a material impact on our future financial performance.

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
Our total revenue consists of the following:

•	Product revenue. Our product revenue is generated from sales of our appliances which we generally recognize at the time of shipment, provided that all other revenue recognition criteria have been met.

•
Subscription and services revenue. Subscription and services revenue is generated primarily from our cloud subscriptions, FireEye-as-a-Service, support and maintenance services and other professional services. We recognize revenue from subscriptions and support and maintenance services over the one or three year contract term, as applicable. Professional services revenue, which includes incident response and compromise assessments, is offered on a time-and-material basis or through a fixed fee arrangement and is recognized as the services are delivered.

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

•
Cost of subscription and services revenue. Cost of subscription and services revenue consists of personnel costs for our global customer support and services organization and allocated overhead costs. We expect our cost of subscription and services revenue to increase as our customer base grows and as we hire additional support and professional services personnel.

Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our products, subscriptions and services, manufacturing costs, the mix of products sold, and the mix of revenue among products, subscriptions and services. We expect our gross margins to fluctuate over time depending on these factors.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing and general and administrative expenses, as well as restructuring charges. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. Operating expenses also include allocated overhead costs consisting of certain facilities, depreciation and information technology costs.

•
Research and development. Research and development expense consists primarily of personnel costs and allocated overhead. Research and development expense also includes prototype related expenses. We expect research and development expense to continue to increase in absolute dollars, primarily due to the full year impact of past investments, as well as recent acquisitions in our research and product development efforts to introduce new products, enhance our current product capabilities, address new threat vectors and access new customer markets, although such expense may fluctuate as a percentage of total revenue.

•
Sales and marketing. Sales and marketing expense consists primarily of personnel costs, incentive commission costs and allocated overhead. We expense commission costs as incurred. Sales and marketing expense also includes costs for market development programs, promotional and other marketing activities, travel, office equipment, depreciation of proof-of-concept evaluation units and outside consulting costs. We expect sales and marketing expense to continue to increase in absolute dollars, primarily due to the full year impact of past investments, as well as recent acquisitions, in our sales and marketing organizations to expand our international operations, although such expense may fluctuate as a percentage of total revenue.

•
General and administrative. General and administrative expense consists of personnel costs, professional services and allocated overhead. General and administrative personnel include our executive, finance, human resources, facilities and legal organizations. Professional services consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to continue to increase in absolute dollars, primarily due to the full year impact of past investments, as well as recent acquisitions which grew our operations.

•
Restructuring charges. Beginning in August 2014, we initiated a series of business restructuring plans to reduce our cost structure and improve efficiency. The expenses incurred primarily consisted of employee severance charges related to workforce reductions, and real estate and related fixed asset charges for the consolidation of certain leased facilities. We did not initiate any plans related to restructuring activities during the year ended December 31, 2015.

Interest Income
Interest income consists of interest earned on our cash and cash equivalent and investment balances. We have historically invested our cash in money-market funds and other short-term, high quality securities. We expect interest income to vary each reporting period depending on our average investment balances during the period, types and mix of investments and market interest rates.
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

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenue:
Product	$216,632	$178,246	$88,253
Subscription and services	406,335	247,416	73,299
Total revenue	622,967	425,662	161,552
Cost of revenue:
Product	74,481	58,980	28,912
Subscription and services	158,723	116,113	18,853
Total cost of revenue	233,204	175,093	47,765
Total gross profit	389,763	250,569	113,787
Operating expenses:
Research and development	279,467	203,187	66,036
Sales and marketing	476,166	401,151	167,466
General and administrative	141,790	121,099	52,503
Restructuring charges	—	4,327	—
Total operating expenses	897,423	729,764	286,005
Operating loss	(507,660)	(479,195)	(172,218)
Interest income	2,935	713	68
Interest expense	(27,116)	(26)	(525)
Other expense, net	(3,284)	(1,936)	(7,257)
Loss before income taxes	(535,125)	(480,444)	(179,932)
Provision for (benefit from) income taxes	4,090	(36,654)	(59,297)
Net loss attributable to common stockholders	$(539,215)	$(443,790)	$(120,635)

	Year Ended December 31,
	2015	2014	2013
	(As a percentage of total revenue)
Revenue:
Product	35%	42%	55%
Subscription and services	65	58	45
Total revenue	100	100	100
Cost of revenue:
Product	12	14	18
Subscription and services	25	27	12
Total cost of revenue	37	41	30
Total gross profit	63	59	70
Operating expenses:
Research and development	45	48	41
Sales and marketing	76	94	104
General and administrative	23	28	32
Restructuring charges	—	1	—
Total operating expenses	144	171	177
Operating loss	(81)	(112)	(107)
Interest income	—	—	—
Interest expense	(4)	—	—
Other expense, net	(1)	(1)	(4)
Loss before income taxes	(86)	(113)	(111)
Provision for (benefit from) income taxes	1	(9)	(36)
Net loss attributable to common stockholders	(87)%	(104)%	(75)%
Comparison of the Years Ended December 31, 2015 and 2014
Revenue

	Year Ended December 31,
	2015		2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$216,632	35%	$178,246	42%	$38,386	22%
Subscription and services	406,335	65	247,416	58	158,919	64
Total revenue	$622,967	100%	$425,662	100%	$197,305	46%
Subscription and services by type:
Product subscription	$205,303	33%	$121,907	29%	$83,396	68%
Support and maintenance	89,800	14	53,406	12	36,394	68
Professional services	111,232	18	72,103	17	39,129	54
Total Subscription and services revenue	$406,335	65%	$247,416	58%	$158,919	64%
Revenue by geographic region:
United States	$439,206	70%	$319,144	75%	$120,062	38%
EMEA	80,960	13	57,721	14	23,239	40
APAC	73,009	12	34,284	8	38,725	113
Other	29,792	5	14,513	3	15,279	105
Total revenue	$622,967	100%	$425,662	100%	$197,305	46%
Product revenue increased by $38.4 million, or 22%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in product revenue was primarily driven by growth in our installed base of customers, which grew from approximately 3,100 as of December 31, 2014 to over 4,400 as of December 31, 2015, as well as follow-on purchases from customers expanding their initial deployments of our product portfolio. Our Network Threat Prevention and Email Threat Prevention products have historically accounted for the largest portion of our product revenue as customers initially focused on protecting Web and email entry points when building our their security infrastructure. Our product revenue growth rates have declined as new customers began adopting our cloud subscriptions, including FireEye-as-a-Service and ETP. We expect product revenue growth rates to continue to decline as part of this ongoing transition.
Subscription and service revenue increased by $158.9 million, or 64%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase is comprised of an increase in subscription revenue of $83.4 million, an increase in professional services revenue of $39.1 million and an increase in support and maintenance revenue of $36.4 million. The increase in subscription revenue of $83.4 million and the increase in support and maintenance revenue of $36.4 million is primarily due to an increase in initial customer purchases of $87.6 million and an increase in the amortization of deferred subscription and support and maintenance revenue related to renewals of $32.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. We expect a continued transition of customers from product sales to our cloud subscriptions. Given our high renewal rate and increasing base of customers, we expect revenue from the amortization of deferred subscription and services revenue related to renewals to increase as a percentage of our total revenue from deferred subscription and services revenue. Our renewal rate for subscription and services agreements expiring in the 12 months ended December 31, 2015 was in excess of 90%.
International revenue increased $77.2 million, or 73%, during the year ended December 31, 2015 compared to the year ended December 31, 2014, which reflects our increasing international market presence.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2015		2014		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$74,481		$58,980		$15,501	26%
Subscription and services	158,723		116,113		42,610	37
Total cost of revenue	$233,204		$175,093		$58,111	33%
Gross margin:
Product		66%		67%
Subscription and services		61%		53%
Total gross margin		63%		59%
The cost of product revenue increased $15.5 million, or 26%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in cost of product revenue was driven primarily by an increase in product revenue.
The cost of subscription and services revenue increased $42.6 million, or 37%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in cost of subscription and services revenue was driven by a $16.4 million increase in facility and IT costs to support departmental expansion, a $12.4 million increase in stock-based compensation charges, a $6.8 million increase due to higher data hosting services and a $5.4 million increase in depreciation, of which $1.1 million related to accelerated depreciation as a result of changes in the estimated useful life of certain assets to be replaced in the first quarter of 2016.
Gross margin increased for the year ended December 31, 2015 compared to the year ended December 31, 2014, due to the increase in subscription and services margins. The increase in subscription and services margins is primarily due to the proportion of revenues attributable to subscriptions, which have higher gross margins compared to incident response, compromise assessments and other professional services.

Operating Expenses

	Year Ended December 31,
	2015		2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$279,467	45%	$203,187	48%	$76,280	38%
Sales and marketing	476,166	76	401,151	94	75,015	19
General and administrative	141,790	23	121,099	28	20,691	17
Restructuring charges	—	—	4,327	1	(4,327)	(100)
Total operating expenses	$897,423	144%	$729,764	171%	$167,659	23%
Includes stock-based compensation expense of:
Research and development	$68,329		$28,968
Sales and marketing	73,286		66,773
General and administrative	49,793		38,186
Total	$191,408		$133,927
Research and Development
Research and development expense increased $76.3 million, or 38%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily driven by a $62.2 million increase in personnel costs, primarily due to a $39.4 million increase in stock-based compensation charges, as well as a 24% increase in headcount. Additionally, $8.8 million of the increase was driven by higher facility and IT costs to support departmental expansion and continued investment in our future product and service offerings.
Sales and Marketing
Sales and marketing expense increased $75.0 million, or 19%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily driven by a $38.7 million increase in personnel costs, of which $6.5 million was related to stock-based compensation charges, largely as a result of a 28% increase in headcount, as well as a $23.4 million increase in commissions associated with higher sales. Additionally, $7.5 million of the increase was driven by higher facility and IT costs to support departmental expansion.
General and Administrative
General and administrative expense increased $20.7 million, or 17%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily driven by a $21.2 million increase in personnel costs, of which $11.6 million was related to stock-based compensation charges, largely as a result of a 32% increase in headcount.
Restructuring Charges
During the year ended December 31, 2014, we incurred restructuring charges of $4.3 million, of which $1.6 million related to workforce reductions and $2.7 million related to facility consolidations, as part of our plans initiated in August 2014 to reduce our cost structure and improve efficiency. We incurred no restructuring charges during the year ended December 31, 2015.
Interest Income

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Interest income	$2,935	$713	$2,222	312%
Interest income increased during the year ended December 31, 2015 compared to the year ended December 31, 2014 due to higher average balances in our cash and cash equivalents and investments.

Interest Expense

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Interest expense	$(27,116)	$(26)	$27,090	104,192%
Interest expense increased during the year ended December 31, 2015 compared to the year ended December 31, 2014 due to cash interest expense of $7.0 million and amortization of discount and issuance costs of $20.1 million from the Convertible Senior Notes issued in June 2015.
Other Expense, Net

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Other expense, net	$(3,284)	$(1,936)	$1,348	70%
The increase in other expense, net during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to foreign currency transaction losses caused by unfavorable changes in foreign currency exchange rates.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Provision for (benefit from) income taxes	$4,090	$(36,654)
Effective tax rate	(0.8)%	7.6%
The change from a benefit from income taxes to a provision for income taxes during the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily due to the fact that we no longer have deferred tax liabilities in excess of our deferred tax assets which would be available as a source of income for purposes of determining our valuation allowance. We continue to maintain a full valuation allowance on all of our U.S. and Singapore-based deferred tax assets to the extent that deferred tax liabilities are not available as a source of income as of December 31, 2015. The tax expense for the year ended December 31, 2015 is primarily due to foreign taxes.

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
Subscription and service revenue increased by $174.1 million, or 238%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase is comprised of an increase in subscription revenue of $78.9 million, an increase in professional services revenue of $68.7 million and an increase in support and maintenance revenue of $26.5 million. The increase in subscription revenue of $78.9 million and the increase in support and maintenance revenue of $26.5 million is primarily due to initial customer purchases of $117.9 million and subscription revenue resulting from our acquisition of Mandiant. Additionally, there was an increase of $57.4 million in the amortization of deferred subscription and support and maintenance revenue related to renewals for the year ended December 31, 2014. Given our high renewal rate and increasing base of customers, we expect revenue from the amortization of deferred subscription and services revenue related to renewals to increase as a percentage of our total revenue from deferred subscription and services revenue. Our renewal rate for subscription and services agreements expiring in the 12 months ending December 31, 2014 was in excess of 90%.
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

Total cost of product revenue increased $30.1 million, or 104%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in cost of product revenue was driven primarily by an increase in product revenue and the amortization of intangible assets from our acquisition of Mandiant.
The cost of subscription and services revenue increased by $97.3 million, or 516%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in cost of subscription and services revenue was primarily driven by increased personnel costs, including a 135% increase in headcount driven primarily by the inclusion of the professional services organization from our acquisition of Mandiant, as well as amortization of intangible assets from our acquisition of Mandiant.
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
Benefit from Income Taxes

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Benefit from income taxes	$(36,654)	$(59,297)
Effective tax rate	7.6%	33%
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
Quarterly Results of Operations
The following unaudited quarterly statements of operations data for each of the eight quarters in the period ended December 31, 2015 have been prepared on a basis consistent with our audited annual financial statements included in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited financial statements and the related notes included in this Annual Report on Form 10-K.

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(In thousands)
Revenue:
Product	$66,598	$60,101	$49,696	$40,237	$67,936	$48,375	$37,683	$24,252
Subscription and services	118,176	105,515	97,511	85,133	75,046	65,836	56,806	49,728
Total revenue	184,774	165,616	147,207	125,370	142,982	114,211	94,489	73,980
Cost of revenue:
Product	20,915	21,265	17,101	15,200	19,465	15,440	13,749	10,326
Subscription and services	42,260	40,606	39,006	36,851	33,827	29,488	27,831	24,967
Total cost of revenue	63,175	61,871	56,107	52,051	53,292	44,928	41,580	35,293
Total gross profit	121,599	103,745	91,100	73,319	89,690	69,283	52,909	38,687
Operating expenses:
Research and development	71,690	73,374	68,798	65,605	53,102	54,707	53,408	41,970
Sales and marketing	135,432	117,131	116,008	107,595	118,081	111,625	94,591	76,854
General and administrative	37,978	36,518	34,687	32,607	31,949	30,119	31,931	27,100
Restructuring charges	—	—	—	—	1,558	2,769	—	—
Total operating expenses	245,100	227,023	219,493	205,807	204,690	199,220	179,930	145,924
Operating loss	(123,501)	(123,278)	(128,393)	(132,488)	(115,000)	(129,937)	(127,021)	(107,237)
Interest income	1,319	956	391	269	257	228	183	45
Interest expense	(11,691)	(11,587)	(3,838)	—	(9)	(6)	(4)	(7)
Other expense, net	(725)	(985)	(806)	(768)	(917)	(636)	(329)	(54)
Loss before income taxes	(134,598)	(134,894)	(132,646)	(132,987)	(115,669)	(130,351)	(127,171)	(107,253)
Provision for (benefit from) income taxes	1,550	636	927	977	(9,944)	(10,320)	(10,348)	(6,042)
Net loss attributable to common stockholders	$(136,148)	$(135,530)	$(133,573)	$(133,964)	$(105,725)	$(120,031)	$(116,823)	$(101,211)
Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(0.88)	$(0.87)	$(0.88)	$(0.72)	$(0.83)	$(0.82)	$(0.76)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	156,137	154,523	154,121	151,651	147,746	144,923	141,895	133,976

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(In thousands)
Revenue:
Product	36%	36%	34%	32%	48%	42%	40%	33%
Subscription and services	64	64	66	68	52	58	60	67
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product	11	13	12	12	13	13	15	14
Subscription and services	23	24	26	30	24	26	29	34
Total cost of revenue	34	37	38	42	37	39	44	48
Total gross profit	66	63	62	58	63	61	56	52
Operating expenses:
Research and development	39	44	47	52	37	48	56	57
Sales and marketing	73	71	79	86	83	98	100	104
General and administrative	21	22	23	26	22	26	34	36
Restructuring charges	—	—	—	—	1	2	—	—
Total operating expenses	133	137	149	164	143	174	190	197
Operating loss	(67)	(74)	(87)	(106)	(80)	(113)	(134)	(145)
Interest income	1	1	—	—	—	—	—	—
Interest expense	(6)	(7)	(3)	—	—	—	—	—
Other expense, net	(1)	(1)	—	—	(1)	(1)	(1)	—
Loss before income taxes	(73)	(81)	(90)	(106)	(81)	(114)	(135)	(145)
Provision for (benefit from) income taxes	1	1	1	1	(7)	(9)	(11)	(8)
Net loss attributable to common stockholders	(74)%	(82)%	(91)%	(107)%	(74)%	(105)%	(124)%	(137)%
Quarterly Revenue Trends
Our quarterly revenue increased year-over-year for all periods presented, primarily due to increased sales to new customers and continued growth in our installed base of customers. With the exception of the first quarter of 2015, our revenue increased sequentially for all periods presented as well; however, comparisons of our year-over-year quarterly revenue are more meaningful than comparisons of our sequential results, due to seasonality in the sale of our products. Our fourth quarter has historically been our strongest quarter for sales as a result of large enterprise buying patterns, resulting in the lower sequential revenues for the first quarter of 2015 compared to the fourth quarter of 2014. Though our quarterly results have been affected by seasonal trends in the past, as our mix of sales shifts from products to subscriptions and services, we believe that these seasonal trends will affect our quarterly results less in the future.
Quarterly Gross Margin Trends
Consistent with our quarterly revenues, quarterly gross profit increased year-over-year for all periods presented, and, with the exception of the first quarter of 2015, our quarterly gross profit also increased sequentially for all periods presented. Total gross margin, or gross profit as a percentage of revenue, steadily increased each sequential quarter within both 2014 and 2015, other than from the fourth quarter of 2014 to the first quarter of 2015, largely due to the shift in sales mix in product and subscriptions and services between these two periods. We expect these shifts in the mix of sales between products and subscriptions and services to result in fluctuations in our quarterly gross margins in the future.
Quarterly Expense Trends
Total operating expenses increased year-over-year for all periods presented primarily due to the addition of personnel, both through acquisitions and organically, to expand our business and our continuous investment in the system infrastructure required to manage our growth and develop and promote our products and subscription and services. Research and development expense primarily increased on a sequential basis over the periods presented, due to increased headcount to support continued investment in our future product and subscription and services offerings. Sales and marketing expense primarily increased on a sequential basis over the periods presented, due to increased personnel costs related to headcount increases, higher commissions expense related to higher sales, and an increase in overhead allocations associated with the increased headcount. General and administrative expense primarily increased on a sequential basis over the periods presented, due to increased personnel costs associated with greater headcount to support the requirements of operating as a public company. During the third quarter of 2014 we initiated a series of business restructuring plans to reduce our cost structure and improve efficiency, resulting in workforce reductions and facility consolidations. As a result, our sequential quarterly changes during the second half of 2014 did not increase in-line with the expense increases noted above.

Liquidity and Capital Resources

	As of December 31,
	2015	2014
	(In thousands)
Cash and cash equivalents	$402,102	$146,363
Short-term investments	767,775	255,845

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash provided by (used in) operating activities	$37,015	$(131,270)	$(69,762)
Cash used in investing activities	(576,749)	(382,511)	(148,469)
Cash provided by financing activities	795,473	486,226	331,949
Net increase (decrease) in cash and cash equivalents	$255,739	$(27,555)	$113,718
As of December 31, 2015, our cash and cash equivalents of $402.1 million were held for working capital, capital expenditures, investment in technology and business acquisition purposes, of which approximately $76.2 million was held outside of the United States. We consider the undistributed earnings from our foreign subsidiaries as of December 31, 2015 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
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
In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the "Series A Notes") and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the "Series B Notes" and together with the Series A Notes, the "Convertible Senior Notes"), in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended. We received total net proceeds after the initial purchasers' discount and issuance costs of $896.5 million. Although these Notes mature in 2035, under certain circumstances, we may be required to redeem in cash $460.0 million principal amount as early as June 1, 2020 and the other $460.0 million principal amount as early as June 1, 2022. In connection with the issuance of the Convertible Senior Notes, we also entered into privately negotiated prepaid forwards (each a "Prepaid Forward") with one of the initial purchasers of the Convertible Senior Notes, pursuant to which we paid approximately $150.0 million for approximately 3.3 million shares of our common stock to be settled on or around June 1, 2020 and June 1, 2022, respectively, subject to any early settlement in whole or in part of each Prepaid Forward.
We believe that our existing cash and cash equivalents and short-term investments and any cash inflow from operations will be sufficient to meet our anticipated cash needs, including cash we will consume for operations, for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product and service offerings, the cost of any future acquisitions of technology or businesses, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Operating Activities
During the year ended December 31, 2015, our operating activities provided cash of $37.0 million. We incurred a net loss of $539.2 million, which included net non-cash expenses of $357.5 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible senior notes. Our net change in operating assets and liabilities provided cash of $218.8 million, primarily sourced from deferred revenue for $174.5 million as a result of increases in sales of subscriptions and support and maintenance services, accounts receivable for $19.1 million resulting from increased collection efforts and early payment incentives, and accrued liabilities and compensation for $22.2 million as a result of growth in our headcount and business expansion.
During the year ended December 31, 2014, our operating activities used cash of $131.3 million. We incurred a net loss of $443.8 million, which included net non-cash expenses of $208.4 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense, and deferred tax benefit. Our net change in operating assets and liabilities provided cash of $104.1 million, primarily sourced from deferred revenue for $164.7 million as a result of increases in sales of subscriptions and support and maintenance services, and accrued liabilities and compensation for $35.1 million as a result of the growth in our headcount and business expansion, partially offset by the use of cash related to accounts receivable for $97.2 million resulting from growth in our billings.
During the year ended December 31, 2013, our operating activities used cash of $69.8 million. We incurred a net loss of $120.6 million, which included a net non-cash benefit of $4.8 million from our deferred tax benefit, partially offset by stock-based compensation charges and depreciation and amortization. Our net change in operating assets and liabilities provided cash of $55.6 million, primarily sourced from deferred revenue for $95.0 million as a result of increases in sales of subscriptions and support and maintenance services, accounts payable for $11.5 million due to growth in our business and accrued compensation for $19.4 million due to growth in our headcount. Our primary uses of operating cash related to accounts receivable for $35.1 million, resulting from growth in our billings, prepaid and other current assets for $17.2 million, and accrued liabilities for $18.5 million, primarily due to the payment of transaction costs related to the Mandiant acquisition.
Investing Activities
Cash used in investing activities during the year ended December 31, 2015 was $576.7 million, primarily for the purchase of marketable securities to invest a significant portion of the cash received from our convertible senior notes offering, net of maturities, and, to a lesser extent, for capital expenditures to purchase property and equipment and demonstration units.
Cash used in investing activities during the year ended December 31, 2014 was $382.5 million, primarily for the purchase of marketable securities to invest a significant portion of the cash received from our follow-on public offering, net of maturities, and, to a lesser extent, for capital expenditures to purchase property and equipment and demonstration units and for the acquisition of nPulse. This use of cash was partially offset by $31.6 million received from the sale of certain marketable securities.
Cash used in investing activities during the year ended December 31, 2013 was $148.5 million, primarily resulting from the acquisition of Mandiant and from capital expenditures to purchase property and equipment and demonstration units.
Financing Activities
During the year ended December 31, 2015, financing activities provided $795.5 million in cash, primarily from net proceeds of $896.5 million from our convertible senior notes offering, as well as proceeds of $29.1 million from the exercise of employee stock options, net of repurchases. These sources of cash were partially offset by the use of $150.0 million associated with the Prepaid Forward.
During the year ended December 31, 2014, financing activities provided $486.2 million in cash, primarily from net proceeds of $444.3 million from our follow-on public offering, as well as proceeds of $22.7 million from the exercise of employee stock options, net of repurchases.
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

Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of December 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
		(In thousands)
Convertible Senior Notes	$989,288	$12,075	$24,150	$481,850	$471,213
Operating leases	53,598	14,513	19,572	11,483	8,030
Purchase obligations	35,920	20,754	15,166	—	—
Contract manufacturer commitments	16,884	16,884	—	—	—
Total	$1,095,690	$64,226	$58,888	$493,333	$479,243
Total future non-cancelable minimum rental payments under operating leases of $53.6 million shown in the table above have not been reduced by future minimum sublease rentals totaling $0.7 million.
Total future payments related to our Convertible Senior Notes of $989.3 million shown in the table above is composed of $460.0 million principal amount of Series A Notes, $460.0 million principal amount of Series B Notes and future interest of $69.3 million. Although the Convertible Senior Notes have a stated maturity of June 1, 2035, they have been reflected in the table above assuming repurchase on June 1, 2020 in the case of the Series A Notes and June 1, 2022 in the case of the Series B Notes (the first date holders have the right to require us to repurchase all or any portion of their Convertible Senior Notes) at 100% of the principal amount plus accrued and unpaid interest as of these dates.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2015, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, approximately $2.4 million of unrecognized tax benefits classified as “Other long-term liabilities” in the accompanying consolidated balance sheets as of December 31, 2015, have been excluded from the contractual obligations table above.
Off-Balance Sheet Arrangements
As of December 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Segment Information
We have one primary business activity and operate in one reportable segment.
Concentration
For the years ended December 31, 2015, 2014 and 2013, one reseller represented 13%, 11% and 11%, respectively, of our total revenue. For the year ended December 31, 2013, another reseller also represented 11% of our total revenue. For the year ended December 31, 2015, one distributor represented 17% of our total revenue. No distributor represented 10% or greater of our total revenue for the years ended December 31, 2014 and 2013. Our agreements with these distributors and resellers were made in the ordinary course of our business and may be terminated with or without cause by either party with advance notice. Although we believe we would experience some short-term disruption in the distribution of our products and subscriptions and services if these agreements were terminated, we believe such termination would not have a material adverse effect on our financial results and that alternative resellers and other channel partners exist to deliver our products to our end-customers.
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
Our products include principal security product families that address critical vectors of attack, including Web, email, endpoint, file and mobile. Our Network Threat Prevention, Endpoint Threat Prevention, File Content Security, Malware Analysis System, Network Forensics Platform, Investigation Analysis System and Central Management System, and beginning in June 2014 our Email Threat Prevention, appliances and subscription services qualify as separate units of accounting. Therefore, revenue from the sale of these products is recognized at the time of shipment. Historically, our Email Threat Prevention appliance could not function without the use of our Email Threat Prevention Attachment/URL Engine, which analyzes email attachments and URLs embedded in emails for next-generation threats. As such, our Email Threat Prevention and related services previously did not have stand-alone value and did not qualify as separate units of accounting. Therefore, Email Threat Prevention product revenue had historically been recognized ratably over the longer of the contractual term of the subscription services or the estimated period the customer was expected to benefit from the product, provided that all other revenue recognition criteria had been met. Beginning in June 2014, we started shipping all Email Threat Prevention appliances with software that allows customers to benefit from the product without the associated subscription services, and therefore, consistent with our Network and Endpoint Threat Prevention and File Content Security appliances, revenue from Email Threat Prevention appliances is now recognized at the time of shipment.
At the time of shipment, product revenue generally meets the criteria for fixed or determinable fees as our partners receive an order from an end-customer prior to placing an order with us. In addition, payment from our partners is not contingent on the partners’ collection from their end-customers. Our partners do not stock products and do not have any stock rotation rights. We recognize subscription and support and maintenance services revenue ratably over the contractual service period, which is typically one or three years. Professional services revenue, including incident response and related consulting services for our customers who have experienced a cybersecurity breach or who require assistance assessing the vulnerability of their networks, and training services revenue is recognized as the services are rendered.
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
Our use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock prior to our IPO in September 2013, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. These assumptions and estimates are as follows:

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

•
Volatility. We determine the price volatility factor based on the historical volatilities of our publicly traded peer group as we do not have a significant trading history for our common stock. Industry peers consist of several public companies in the technology industry that are similar to us in size, stage of life cycle, and financial leverage. We used the same set of peer group companies in all the relevant valuation estimates. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Dividend Yield. The expected dividend assumption is based on our current expectations about our anticipated dividend policy. Consequently, we used an expected dividend yield of zero.
See Note 11 for the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our stock options granted for the years ended December 31, 2015, 2014 and 2013.
In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. Our estimated forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements.
We estimate the fair value of the rights to acquire stock under our ESPP using the Black-Scholes option pricing formula. Our ESPP typically provides for consecutive twelve-month offering periods and we use our peer group volatility data in the valuation of ESPP shares. We recognize such compensation expense on a straight-line basis over the requisite service period.
We account for the fair value of restricted stock units (“RSUs”) using the closing market price of our common stock on the date of grant. For new-hire grants, RSUs generally vest ratably on an annual basis over four years. For annual refresh grants, RSUs generally vest ratably on an annual, or combination of annual and quarterly, basis over two to four years.
We account for the fair value of performance stock units ("PSUs") using the closing market price of our common stock on the date of grant. We begin recognizing compensation expense when we conclude that it is probable that the performance conditions will be achieved. We reassess the probability of vesting at each reporting period and adjust our compensation cost based on this probability assessment.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates which could materially impact our future stock-based compensation expense.
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
Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including scheduled reversal of deferred tax liabilities, past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. For the year ended December 31, 2015 and 2014, we recorded federal and state and certain foreign valuation allowances on deferred tax assets in excess of the scheduled future reversal of our acquisition-related deferred tax liabilities.
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
Goodwill
Goodwill is the excess of the aggregate purchase price paid over the fair value of the net tangible assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate as one reporting unit and have selected December 1 as the date to perform our annual impairment test. In the valuation of our goodwill, we must make assumptions regarding estimated future cash flows to be derived from our business. If these estimates or their related assumptions change in the future, we may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing our implied fair value to our net book value. In calculating our implied fair value of goodwill, our fair value would be allocated to all of the other assets and liabilities based on their fair values. The excess of our fair value over the amount assigned to our other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There was no impairment of goodwill recorded for the years ended December 31, 2015, 2014 or 2013.
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
Recent Accounting Pronouncements
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This standard requires companies to present deferred tax assets and deferred tax liabilities as noncurrent on the Balance Sheet, simplifying current guidance which required separate presentation of deferred tax assets and deferred tax liabilities as current and noncurrent. The guidance is effective for us beginning in the first quarter of 2017, and may be applied prospectively or retrospectively at the Company's election. Early adoption is permitted.
We elected to early adopt this standard in the fourth quarter of 2015, and have applied the guidance on a prospective basis. As such, prior period financial statements have not been retrospectively adjusted. The adoption of this standard has resulted in the reclassification of our net current deferred tax asset to a net non-current deferred tax asset on the consolidated balance sheets as of December 31, 2015.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This standard eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under this guidance, measurement-period adjustments will be recognized during the period in which they are determined. The guidance is effective for us beginning in the first quarter of 2016. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.
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
In August 2014, the FASB issued ASU No. 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard provides guidance on how and when reporting entities must disclose going-concern uncertainties in their financial statements. The guidance is effective for us beginning in the first quarter of 2017. Early adoption is permitted. The adoption of this standard is not expected to have an impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee, British Pound Sterling, Japanese Yen and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at December 31, 2015 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $1,169.9 million and $402.2 million as of December 31, 2015 and 2014, respectively, consisting of bank deposits, money market funds, certificates of deposit and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Convertible Senior Notes have fixed interest rates at 1.000% and 1.625%. The fair value of the Convertible Senior Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of December 31, 2015, the fair value of our Convertible Senior Notes was approximately $766.5 million. We had no debt outstanding as of December 31, 2014
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Item 8. Financial Statements and Supplementary Data
Certain supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
FireEye, Inc.
Milpitas, California

We have audited the accompanying consolidated balance sheets of FireEye, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FireEye, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 26, 2016

FIREEYE, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$402,102	$146,363
Short-term investments	767,775	255,845
Accounts receivable, net of allowance for doubtful accounts of $2,021 and $586 at December 31, 2015 and 2014, respectively	172,752	193,182
Inventories	13,747	7,952
Deferred tax assets, current portion	—	25,126
Prepaid expenses and other current assets	30,883	28,669
Total current assets	1,387,259	657,137
Property and equipment, net	78,368	82,298
Goodwill	750,288	750,288
Intangibles assets, net	214,560	261,625
Deposits and other long-term assets	10,998	7,533
TOTAL ASSETS	$2,441,473	$1,758,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,650	$34,057
Accrued and other current liabilities	29,820	24,596
Accrued compensation	79,294	64,551
Deferred revenue, current portion	305,169	203,877
Total current liabilities	457,933	327,081
Convertible senior notes, net	706,198	—
Deferred revenue, non-current portion	221,829	148,666
Deferred tax liabilities, non-current portion	—	24,903
Other long-term liabilities	11,141	7,403
Total liabilities	1,397,101	508,053
Commitments and contingencies (NOTE 9)
Stockholders' equity:
Convertible preferred stock, par value of $0.0001 per share; 100,000 shares authorized, none issued or outstanding as of December 31, 2015 and 2014	—	—
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 161,643 and 152,860 shares issued and outstanding as of December 31, 2015 and 2014, respectively	16	15
Additional paid-in capital	2,403,088	1,918,546
Treasury stock, at cost; 3,333 shares and no shares as of December 31, 2015 and 2014, respectively	(150,000)	—
Accumulated other comprehensive loss	(2,225)	(441)
Accumulated deficit	(1,206,507)	(667,292)
Total stockholders’ equity	1,044,372	1,250,828
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,441,473	$1,758,881
See accompanying notes to the consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Product	$216,632	$178,246	$88,253
Subscription and services	406,335	247,416	73,299
Total revenue	622,967	425,662	161,552
Cost of revenue:
Product	74,481	58,980	28,912
Subscription and services	158,723	116,113	18,853
Total cost of revenue	233,204	175,093	47,765
Total gross profit	389,763	250,569	113,787
Operating expenses:
Research and development	279,467	203,187	66,036
Sales and marketing	476,166	401,151	167,466
General and administrative	141,790	121,099	52,503
Restructuring charges	—	4,327	—
Total operating expenses	897,423	729,764	286,005
Operating loss	(507,660)	(479,195)	(172,218)
Interest income	2,935	713	68
Interest expense	(27,116)	(26)	(525)
Other expense, net	(3,284)	(1,936)	(7,257)
Loss before income taxes	(535,125)	(480,444)	(179,932)
Provision for (benefit from) income taxes	4,090	(36,654)	(59,297)
Net loss attributable to common stockholders	$(539,215)	$(443,790)	$(120,635)
Net loss per share attributable to common stockholders, basic and diluted	$(3.50)	$(3.12)	$(2.66)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	154,120	142,176	45,271
See accompanying notes to the consolidated financial statements.

FIREEYE, INC
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(539,215)	$(443,790)	$(120,635)
Change in net unrealized loss on available-for-sale investments, net of tax	(1,784)	(441)	—
Comprehensive loss	$(540,999)	$(444,231)	$(120,635)
See accompanying notes to the consolidated financial statements.

FIREEYE, INC.
Consolidated Statement of Stockholders' Equity
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Notes Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	64,115	$6	22,435	$2	$109,252	$—	$(1,003)	$—	$(102,867)	$5,390
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	17,450	2	320,977	—	—	—	—	320,979
Conversion of convertible preferred stock to common stock in connection with initial public offering	(64,590)	(6)	74,222	7	(1)	—	—	—	—	—
Conversion of preferred stock warrant to common stock warrant in connection with initial public offering	—	—	—	—	10,067	—	—	—	—	10,067
Issuance of common stock related to the acquisition of Secure DNA Managed Services, Inc.	—	—	50	—	800	—	—	—	—	800
Issuance of common stock related to the acquisition of Mandiant, Inc.	—	—	16,921	2	791,115	—	—	—	—	791,117
Payment of note receivable from stockholder, net of early exercises	—	—	—	—	828	—	1,003	—	—	1,831
Net proceeds from issuance of Series F convertible preferred stock	475	—	—	—	4,994	—	—	—	—	4,994
Issuance of common stock for equity awards, net of repurchases	—	—	6,680	1	2,393	—	—	—	—	2,394
Vesting of early exercise of equity awards	—	—	—	—	2,307	—	—	—	—	2,307
Stock-based compensation	—	—	—	—	28,858	—	—	—	—	28,858
Net loss	—	—	—	—	—	—	—	—	(120,635)	(120,635)
Balance at December 31, 2013	—	—	137,758	14	1,271,590	—	—	—	(223,502)	1,048,102
Issuance of common stock in connection with follow-on public offering, net of offering costs	—	—	5,582	—	444,295	—	—	—	—	444,295
Issuance of common stock for equity awards, net of repurchases and tax withholdings	—	—	8,030	1	20,658	—	—	—	—	20,659
Issuance of common stock related to nPulse Technologies, Inc. acquisition	—	—	296	—	1,398	—	—	—	—	1,398
Issuance of common stock related to employee stock purchase plan	—	—	1,194	—	21,228	—	—	—	—	21,228
Assumption of vested options related to the acquisition of Mandiant, Inc.	—	—	—	—	3,135	—	—	—	—	3,135
Vesting of early exercise of equity awards	—	—	—	—	4,390	—	—	—	—	4,390
Stock-based compensation	—	—	—	—	151,852	—	—	—	—	151,852
Unrealized loss on investments	—	—	—	—	—	—	—	(441)	—	(441)
Net loss	—	—	—	—	—	—	—	—	(443,790)	(443,790)
Balance at December 31, 2014	—	—	152,860	15	1,918,546	—	—	(441)	(667,292)	1,250,828
Issuance of common stock for equity awards, net of repurchases and tax withholdings	—	—	7,786	1	27,062	—	—	—	—	27,063
Issuance of common stock related to employee stock purchase plan	—	—	997	—	21,880	—	—	—	—	21,880
Excess tax benefit on vesting of awards and options exercised	—	—	—	—	809	—	—	—	—	809
Equity component of convertible senior notes, net	—	—	—	—	210,401	—	—	—	—	210,401
Prepaid forward stock purchase	—	—	—	—	—	(150,000)	—	—	—	(150,000)
Vesting of early exercise of equity awards	—	—	—	—	2,271	—	—	—	—	2,271
Stock-based compensation	—	—	—	—	222,119	—	—	—	—	222,119
Unrealized loss on investments	—	—	—	—	—	—	—	(1,784)	—	(1,784)
Net loss	—	—	—	—	—	—	—	—	(539,215)	(539,215)
Balance at December 31, 2015	—	$—	161,643	$16	$2,403,088	$(150,000)	$—	$(2,225)	$(1,206,507)	$1,044,372
See accompanying notes to the consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(539,215)	$(443,790)	$(120,635)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	111,956	94,136	20,758
Stock-based compensation	222,119	151,852	28,858
Non-cash interest expense related to convertible senior notes	20,069	—	—
Deferred income taxes	(1,353)	(39,869)	(61,028)
Other	4,672	2,261	6,648
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	19,126	(97,165)	(35,145)
Inventories	(7,820)	(2,024)	(3,089)
Prepaid expenses and other assets	(675)	1,450	(17,219)
Accounts payable	7,705	(3,193)	11,504
Accrued liabilities	7,495	11,403	(18,488)
Accrued compensation	14,742	23,658	19,381
Deferred revenue	174,455	164,728	95,010
Other long-term liabilities	3,739	5,283	3,683
Net cash provided by (used in) operating activities	37,015	(131,270)	(69,762)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(55,058)	(89,240)
Purchase of property and equipment and demonstration units	(54,549)	(67,715)	(57,560)
Purchase of short-term investments	(769,097)	(390,360)	—
Maturity of short-term investments	245,116	99,541	—
Sale of short-term investments	4,807	31,577	—
Purchase of investment in private company	(1,800)	—	—
Lease deposits	(1,226)	(496)	(1,669)
Net cash used in investing activities	(576,749)	(382,511)	(148,469)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering	—	—	321,389
Net proceeds from follow-on public offering	—	444,338	—
Net proceeds from issuance of convertible senior notes	896,530	—	—
Prepaid forward stock purchase	(150,000)	—	—
Borrowing from line of credit	—	—	10,000
Repayment of line of credit	—	—	(20,000)
Repayment of term loan	—	—	(2,150)
Net proceeds from issuance of convertible preferred stock	—	—	9,988
Taxes for net settlement of equity awards	(2,027)	(2,058)	—
Proceeds from employee stock purchase plan	21,880	21,228	—
Proceeds from exercise of equity awards	29,090	22,718	5,428
Repayment of notes receivable from stockholders	—	—	7,294
Net cash provided by financing activities	795,473	486,226	331,949
Net change in cash and cash equivalents	255,739	(27,555)	113,718
Cash and cash equivalents, beginning of year	146,363	173,918	60,200
Cash and cash equivalents, end of year	$402,102	$146,363	$173,918
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,686	$2,489	$474
Cash paid for interest	$6,004	$27	$578
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred initial public offering costs in accounts payable and accrued liabilities	$—	$43	$412
Common stock issued in connection with acquisitions	$—	$1,398	$791,917
Conversion of preferred stock warrants to common stock warrants	$—	$—	$10,067
Purchases of property and equipment and demonstration units in accounts payable	$8,604	$6,716	$6,435
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
In September 2013, we completed our initial public offering (“IPO”) in which we issued and sold 17,450,000 shares of common stock (inclusive of 2,275,000 shares of common stock from the full exercise of the over-allotment option granted to the underwriters) at a price of $20.00 per share. We received aggregate proceeds of $324.6 million from the sale of shares of common stock, net of underwriters’ discounts and commissions of $24.4 million, but before deducting paid and unpaid offering expenses of approximately $3.6 million. Immediately prior to the closing of the IPO, all shares of our outstanding convertible preferred stock automatically converted into 74,221,533 shares of common stock.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates include, but are not limited to, the best estimate of selling price for our products, subscriptions and services, commissions expense, bonus expense, future taxable income, contract manufacturer liabilities, litigation and settlement costs and other loss contingencies, fair value of equity awards, achievement of targets for performance stock units, fair value of the liability and equity components of Convertible Senior Notes and the purchase price allocation of acquired businesses. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from current or revised future estimates.

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
Foreign currency denominated revenue and expenses have been re-measured using the average exchange rates in effect during each period. Foreign currency re-measurement gains and losses have been included in other income (expense) and have not been significant for the years ended December 31, 2015, 2014 and 2013.
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
Inventories
Inventories are stated at the lower of cost or market. Provisions have been made to reduce all slow-moving, obsolete or unusable inventories to their net realizable values. We purchase completed units from contract manufacturers. Accordingly, substantially all inventories are finished goods with an immaterial balance of replacement parts. As of December 31, 2015 and 2014, the provisions for excess and obsolete inventories were not significant.
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
Impairment of Long-Lived Assets
We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. Through December 31, 2015 we have not written down any of our long-lived assets as a result of impairment.
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
In the valuation of its goodwill, the Company must make assumptions regarding estimated future cash flows to be derived from the Company. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the Company to its net book value. In calculating the implied fair value of the Company’s goodwill, the fair value of the Company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There was no impairment of goodwill recorded for the years ended December 31, 2015, 2014 or 2013.
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
Deferred Revenue
Deferred revenue consists of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue. Deferred revenue that will be realized during the succeeding 12 month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
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
Our products include principal security product families that address critical vectors of attack, including Web, email, endpoint, file and mobile. Our Network Threat Prevention, Endpoint Threat Prevention, File Content Security, Forensic Analysis System and Central Management System appliance and subscription services qualify as separate units of accounting. Therefore, Network Threat Prevention, Endpoint Threat Prevention, File Content Security, Forensic Analysis System and Central Management System appliance product revenue is recognized at the time of shipment. Historically, our Email Threat Prevention appliance could not function without the use of our Email Threat Prevention Attachment/URL Engine, which analyzes email attachments and URLs embedded in emails for next-generation threats. As such, our Email Threat Prevention and related services previously did not have stand-alone value and did not qualify as separate units of accounting. Therefore, Email Threat Prevention product revenue had historically been recognized ratably over the longer of the contractual term of the subscription services or the estimated period the customer was expected to benefit from the product, provided that all other revenue recognition criteria had been met. Beginning in June 2014, we started shipping all Email Threat Prevention appliances with software that allows customers to benefit from the product without the associated subscription services. Consistent with our Network and Endpoint Threat Prevention and File Content Security products, revenue therefore is recognized at the time of shipment.
At the time of shipment, product revenue meets the criteria for fixed or determinable fees. In addition, payment from our partners is not contingent on the partners' collection from their end-customers. Our partners do not stock products and do not have any stock rotation rights. We recognize subscription and support and maintenance service revenue ratably over the contractual service period, which is typically one or three years. Professional services revenue, including incident response and related consulting services for our customers who have experienced a cybersecurity breach or who require assistance assessing the vulnerability of their networks, and training services revenue is recognized as the services are rendered.
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
Advertising Costs
Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $5.1 million, $2.3 million and $0.8 million during the years ended December 31, 2015, 2014 and 2013, respectively.
Software Development Costs
The costs to develop internal-use software are subject to capitalization and begin amortizing once the software is substantially ready for use. During the year ended December 31, 2015, we capitalized $4.3 million of software development costs related to our cloud subscriptions. Software development costs incurred during the years ended December 31, 2014 and 2013 were not material for capitalization. These costs are included in property and equipment and are amortized over 3 years. Amortization expense related to capitalized software development costs was $0.8 million during the year ended December 31, 2015. All other software development costs are expensed as incurred and included in research and development expense on the consolidated statements of operations.
Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee and non-employee director awards and our 2013 Employee Stock Purchase Plan (the "ESPP"), is measured and recognized in the financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant we determine the fair value of the underlying common stock, the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield of our common stock. The fair value of restricted stock awards and restricted stock units is based on the closing market price of our common stock on the date of grant. The stock-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service period of the entire awards, which is generally four years, unless the awards are subject to performance conditions, in which case the Company recognizes compensation expense over the requisite service period of each vesting tranche. For performance-based awards, the Company recognizes compensation expense when it becomes probable that the performance criteria set by the Board of Directors will be achieved.
We estimate a forfeiture rate to calculate the stock-based compensation for our awards based on an analysis of our actual historical forfeitures. If there is a difference between the forfeiture assumptions used in determining stock-based compensation costs and the actual forfeitures which become known over time, we may change the forfeiture rate.
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
Recent Accounting Pronouncements
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This standard requires companies to present deferred tax assets and deferred tax liabilities as noncurrent on the Balance Sheet, simplifying current guidance which required separate presentation of deferred tax assets and deferred tax liabilities as current and noncurrent. The guidance is effective for us beginning in the first quarter of 2017, and may be applied prospectively or retrospectively at the Company's election. Early adoption is permitted.
We elected to early adopt this standard in the fourth quarter of 2015, and have applied the guidance on a prospective basis. As such, prior period financial statements have not been retrospectively adjusted. The adoption of this standard has resulted in the reclassification of our net current deferred tax asset to a net non-current deferred tax asset on the consolidated balance sheets as of December 31, 2015. The adoption of this standard was immaterial to our consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This standard eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under this guidance, measurement-period adjustments will be recognized during the period in which they are determined. The guidance is effective for us beginning in the first quarter of 2016. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.
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
In August 2014, the FASB issued ASU No. 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard provides guidance on how and when reporting entities must disclose going-concern uncertainties in their financial statements. The guidance is effective for us beginning in the first quarter of 2017. Early adoption is permitted. The adoption of this standard is not expected to have an impact on our consolidated financial statements.
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
The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories (in thousands):

	As of December 31, 2015				As of December 31, 2014
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$210,533	$—	$—	$210,533	$13,069	$—	$—	$13,069
U.S. Government agencies	—	—	—	—	—	12,950	—	12,950
Total cash equivalents	$210,533	$—	$—	$210,533	$13,069	$12,950	$—	$26,019
Short-term investments:
Certificates of deposit	—	19,124	—	19,124	—	4,994	—	4,994
Corporate notes and bonds	—	447,267	—	447,267	—	142,984	—	142,984
U.S. Government agencies	—	301,384	—	301,384	—	107,867	—	107,867
Total short-term investments	$—	$767,775	$—	$767,775	$—	$255,845	$—	$255,845
Total assets measured at fair value	$210,533	$767,775	$—	$978,308	$13,069	$268,795	$—	$281,864
The estimated fair value of the Convertible Senior Notes as of December 31, 2015 was determined to be $766.5 million, based on quoted market prices. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.
The estimated fair value of our equity method investment as of December 31, 2015 was determined to be $1.8 million. We consider the fair value of our equity method investment to be a Level 3 measurement based on the use of unobservable inputs.
3. Investments
Our investments in debt and equity securities classified as available-for-sale consisted of the following (in thousands):

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Certificates of deposit	$19,160	—	$(36)	$19,124	$—	$19,124
Corporate notes and bonds	448,688	—	(1,421)	447,267	—	447,267
U.S. Government agencies	302,152	2	(770)	301,384	—	301,384
Total	$770,000	$2	$(2,227)	$767,775	$—	$767,775

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Certificates of deposit	$5,000	—	$(6)	$4,994	$—	$4,994
Corporate notes and bonds	143,215	4	(235)	142,984	—	142,984
U.S. Government agencies	121,021	1	(205)	120,817	12,950	107,867
Total	$269,236	$5	$(446)	$268,795	$12,950	$255,845
The following tables present the gross unrealized losses and related fair values of the above investments that have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2015
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$18,404	$(36)	$—	$—	$18,404	$(36)
Corporate notes and bonds	430,466	(1,407)	16,801	(15)	447,267	(1,422)
U.S. Government agencies	266,541	(761)	8,992	(8)	275,533	(769)
Total	$715,411	$(2,204)	$25,793	$(23)	$741,204	$(2,227)

	As of December 31, 2014
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$3,793	$(6)	$—	$—	$3,793	$(6)
Corporate notes and bonds	130,920	(235)	—	—	130,920	(235)
U.S. Government agencies	109,868	(205)	—	—	109,868	(205)
Total	$244,581	$(446)	$—	$—	$244,581	$(446)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of December 31, 2015 and December 31, 2014.
The following table summarizes the contractual maturities of these investments at December 31, 2015 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$384,370	$383,858
Due within one to two years	385,630	383,917
Total	$770,000	$767,775
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
During 2015, we invested in a privately held company, obtaining an initial 12.5% ownership interest. This investment is accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the investee, and is classified within deposits and other long-term assets on our consolidated balance sheets. The carrying value of this investment was $1.8 million as of December 31, 2015.

4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2015	2014
Computer equipment and software	$120,886	$85,171
Leasehold improvements	41,626	34,522
Furniture and fixtures	13,470	12,022
Machinery and equipment	447	447
Total property and equipment	176,429	132,162
Less: accumulated depreciation and amortization	(98,061)	(49,864)
Total property and equipment, net	$78,368	$82,298
Depreciation and amortization expense related to property and equipment and demonstration units during the years ended December 31, 2015, 2014 and 2013 was $61.2 million, $46.8 million and $19.2 million, respectively.
During the year ended December 31, 2015, we recognized $1.1 million in accelerated depreciation expense associated with changes in the estimated useful life of certain assets to be replaced in the first quarter of 2016.
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
The acquisition of nPulse was accounted for in accordance with the acquisition method of accounting for business combinations with FireEye as the accounting acquirer. We expensed the related acquisition costs of $0.5 million in general and administrative expenses. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price was finalized during 2015. Total allocation of the purchase price is as follows (in thousands):

Amount
Net tangible liabilities assumed	$(1,833)
Intangible assets	24,700
Deferred tax asset	442
Deferred tax liability	(8,368)
Goodwill	41,671
Total purchase price allocation	$56,612
None of the goodwill is deductible for U.S. federal income tax purposes.

Intangible assets consist primarily of developed technology, customer relationships and in-process research and development. Developed technology intangible includes a combination of patented and unpatented technology, trade secrets, computer software and research processes that represent the foundation for the existing and planned new products and services. Customer relationships intangible relates to nPulse’s ability to sell existing, in-process and future products and services to its existing and potential customers. The in-process research and development intangible represents the estimated fair value of acquired research projects which have not reached technological feasibility at acquisition date, but have since been developed into products and services. The estimated useful life and fair values of the identifiable intangible assets are as follows (in thousands):

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
The results of operations of Mandiant have been included in our consolidated statements of operations from the acquisition date, though Mandiant operations made no material contribution to our revenue or expenses for the year ended December 31, 2013. The following table presents pro forma results of operations of the Company and Mandiant as if the companies had been combined as of January 1, 2012, and includes pro forma adjustments related to the amortization of acquired intangible assets and share-based compensation expense. Direct and incremental transaction costs are excluded from the year ended December 31, 2013 pro forma condensed combined financial information presented below.

Year Ended December 31, 2013
Pro forma revenue	$266,458
Pro forma loss from operations	(296,476)
Pro forma net loss	$(246,617)
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
The acquisition also included a contingent obligation of up to $3.0 million, consisting of 190,000 shares of our common stock with a fair value of $16.00 per share on the acquisition date, to certain employees from Secure DNA if specified product and service milestones are met within the two years of the acquisition date. As the obligation is contingent upon their continuous employment with us, the contingent obligation is being recorded as compensation expense ratably over the respective service periods. As of December 31, 2015, all milestones had been achieved resulting in the vesting of these shares.

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
Goodwill and Purchased Intangible Assets
There were no changes in the carrying amount of goodwill for the year ended December 31, 2015. The changes in the carrying amount of goodwill for the year ended December 31, 2014 are as follows (in thousands):

Amount
Balance as of December 31, 2013	$706,327
Goodwill acquired	41,538
Deferred tax adjustments	1,156
Other adjustments	1,267
Balance as of December 31, 2014	$750,288
Intangible assets consist of the following (in thousands):

	As of December 31,
	2015	2014
Developed technology	$78,193	$78,193
Content	128,600	128,600
Customer relationships	75,300	75,300
Contract backlog	13,000	13,000
Trade names	12,400	12,400
Total intangible assets subject to amortization	307,493	307,493
Less: accumulated amortization	(92,933)	(45,868)
Net intangible assets subject to amortization	$214,560	$261,625
The developed technology, content and contract backlog is being amortized to cost of sales over the economic life of the related assets, which was estimated to be three to ten years as of the acquisition date. The customer relationships and trade names is being amortized to sales and marketing expense over the economic life of the related assets, which was estimated to be four to eight years as of the acquisition date. As of December 31, 2015, all in-process research and development obtained in our acquisitions of Mandiant and nPulse was completed. Amortization expense of intangible assets for the years ended December 31, 2015, 2014 and 2013 was $47.1 million, $45.2 million and $1.5 million, respectively.

The expected annual amortization expense of intangible assets as of December 31, 2015 is presented below (in thousands):

Years Ending December 31,	Amount
2016	$46,448
2017	40,503
2018	29,346
2019	27,574
2020	22,635
2021 and thereafter	48,054
Total	$214,560
6. Restructuring Charges
We initiated a series of business restructuring plans beginning in August 2014 to reduce our cost structure and improve efficiency, resulting in workforce reductions and the consolidation of certain real estate facilities. These activities were substantially complete as of December 31, 2014.
The following table sets forth a summary of restructuring activities which took place during the years ended December 31, 2015 and 2014 (in thousands):

	Severance and related costs	Facilities	Total
Balance, December 31, 2013	$—	$—	$—
Provision for restructuring charges	1,583	1,124	2,707
Cash payments and other adjustments	(1,583)	(359)	(1,942)
Balance, December 31, 2014	$—	$765	$765
Provision for restructuring charges	—	—	—
Cash payments and other adjustments	—	(548)	(548)
Balance, December 31, 2015	$—	$217	$217
The provision for restructuring charges shown above for the year ended December 31, 2014 excludes $1.6 million of non-cash fixed asset write-offs.
The remaining restructuring balance of $0.2 million as of December 31, 2015 relates to non-cancelable lease costs, which we expect to pay over the terms of the related obligations through the third quarter of 2017, less sublease income.
7. Deferred Revenue
Deferred revenue consists of the following (in thousands):

	As of December 31,
	2015	2014
Product, current	$8,200	$10,718
Subscription and services, current	296,969	193,159
Total deferred revenue, current	305,169	203,877
Product, non-current	3,051	4,891
Subscription and services, non-current	218,778	143,775
Total deferred revenue, non-current	221,829	148,666
Total deferred revenue	$526,998	$352,543
8. Convertible Senior Notes
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
Additionally, we may redeem for cash all or any portion of the Series A Notes on or after June 1, 2020 until maturity. We may redeem for cash all or any portion of the Series B Notes on or after June 1, 2020 until June 1, 2022 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than three trading days immediately preceding the date we provide notice of redemption. We also may redeem for cash all or any portion of the Series B Notes on or after June 1, 2022 until maturity, regardless of the foregoing sale price condition.
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

As of December 31, 2015, the liability and equity components of the Convertible Senior Notes consisted of the following (in thousands):

	Series A Notes	Series B Notes
Liability component:
Principal	$460,000	$460,000
Less: Convertible senior notes discounts and issuance costs, net of amortization	(93,469)	(120,333)
Net carrying amount	$366,531	$339,667

Equity component, net of issuance costs	$92,567	$117,834
The unamortized discounts and issuance costs as of December 31, 2015 will be amortized over a weighted-average remaining period of approximately 6 years.
Interest expense related to the Convertible Senior Notes consisted of the following for the year ended December 31, 2015 (in thousands):

	Series A Notes	Series B Notes

Coupon interest	$2,683	$4,361
Amortization of convertible senior notes discounts and issuance costs	10,833	9,236
Total interest expense recognized	$13,516	$13,597

Effective interest rate on the liability component	6.5%	7.1%
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
The related shares were accounted for as a repurchase of common stock, and are presented as Treasury Stock in the consolidated balance sheets. The 3.3 million shares of common stock purchased under the Prepaid Forwards are excluded from weighted-average shares outstanding for basic and diluted EPS purposes although they remain legally outstanding.

9. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire on various dates through the year ending December 31, 2024. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense, net of sublease income, was $14.4 million, $10.7 million and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The aggregate future non-cancelable minimum rental payments on our operating leases, as of December 31, 2015, are as follows (in thousands):

Years Ending December 31,	Amount
2016	$14,513
2017	12,109
2018	7,463
2019	5,833
2020	5,650
2021 and thereafter	8,030
Total	$53,598
Total future non-cancelable minimum rental payments have not been reduced by future minimum sublease rentals totaling $0.7 million.
We are party to letters of credit totaling $1.2 million, $1.9 million and $0.9 million as of December 31, 2015, 2014 and 2013, respectively, issued primarily in support of operating leases at several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of December 31, 2015 and 2014, we had non-cancellable open orders of $16.9 million and $23.2 million, respectively. We are required to record a liability for firm, noncancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of December 31, 2015 and 2014, we have not accrued any significant costs for such noncancelable commitments.
Purchase Obligations
As of December 31, 2015, we had approximately $35.9 million of non-cancellable firm purchase commitments primarily for purchases of software and services. Amounts which we have received delivery of the goods or services under purchase orders outstanding at December 31, 2015, are reflected in the Consolidated Balance Sheet as accounts payable or accrued liabilities, and are excluded from the $35.9 million.
Litigation
We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and whether or not those losses are estimable.
On June 20, 2014, a purported stockholder class action lawsuit was filed in the Superior Court of California, County of Santa Clara, against the Company, current and former members of our Board of Directors, current and former officers, and the underwriters of our March 2014 follow-on public offering.  On July 17, 2014, a substantially similar lawsuit was filed in the same court against the same defendants. The actions were consolidated and, on March 4, 2015, an amended complaint was filed, alleging violations of the federal securities laws on behalf of a purported class consisting of purchasers of the Company's common stock pursuant or traceable to the registration statement and prospectus for the follow-on public offering, and seeking unspecified compensatory damages and other relief.  On April 20, 2015, defendants filed demurrers seeking that the amended complaint be dismissed. On August 11, 2015, the court overruled defendants' demurrers. On November 16, 2015, plaintiffs filed a motion seeking certification of the putative class, currently scheduled for a hearing on May 13, 2016. On January 6, 2016, the Company and the individual defendants filed a motion for judgment on the pleadings seeking that the action be dismissed for lack of subject-matter jurisdiction, currently scheduled for a hearing on April 1, 2016. The Company intends to defend the litigation vigorously.  Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
On November 24, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. On June 29, 2015, plaintiffs filed a consolidated complaint alleging violations of the federal securities laws on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s securities between January 2, 2014, and November 4, 2014. Plaintiffs seek, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class. On August 21, 2015, defendants filed a motion to dismiss, which was heard on November 12, 2015. No ruling has been issued on the motion. The Company intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
On January 28, 2015, certain of the Company’s officers and directors were named as defendants in a putative derivative action filed in the Superior Court of California, County of Santa Clara. On April 21, 2015, a substantially similar lawsuit was filed in the same court against the same defendants. The Company is named as a nominal defendant in both actions. The actions were consolidated and a consolidated complaint was filed on June 15, 2015, purporting to allege claims for breach of fiduciary duty and unjust enrichment. On July 15, 2015, defendants filed demurrers to the consolidated complaint. On December 4, 2015, the court sustained defendants’ demurrers on the basis that plaintiffs had failed adequately to allege derivative standing. Plaintiffs were granted leave to amend the complaint within 90 days. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
On December 15, 2015, a lawsuit was filed in the Delaware Court of Chancery by a purported stockholder against the Company, seeking production of certain books and records pursuant to Delaware law. The Company filed its answer on January 11, 2016. A trial is currently scheduled on May 3, 2016.
In February 2016, a lawsuit was filed in the Superior Court of California, County of Santa Clara, by one of the plaintiffs in the aforementioned putative derivative action against the Company, seeking production of certain books and records pursuant to Delaware and California law. The Company has not yet been served.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through December 31, 2015, there have been no claims under any indemnification provisions.
10. Common Shares Reserved for Issuance
Prior to its IPO, the Company had outstanding 11,164,000 shares designated as Series A convertible preferred stock, 10,985,000 shares designated as Series B convertible preferred stock, 7,049,000 designated as Series C convertible preferred stock, 26,231,000 designated as Series D convertible preferred stock, 4,412,000 designated as Series E convertible preferred stock, and 4,274,000 designated as Series F convertible preferred stock. Immediately prior to the completion of the Company’s IPO in September 2013, all shares of outstanding preferred stock automatically converted into 74,221,553 shares of common stock. After its IPO, the Company had 100,000,000 shares of preferred stock authorized, none of which were issued and outstanding as of December 31, 2015 and 2014.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of December 31, 2015 and 2014. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.
As of December 31, 2015 and 2014, we had reserved shares of common stock for issuance as follows (in thousands):

	As of December 31,
	2015	2014
Reserved under stock award plans	38,500	38,879
Convertible Senior Notes	15,141	—
ESPP	3,214	2,683
Total	56,855	41,562

11. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan (“2013 Plan”) since our IPO in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Awards granted under the 2013 Plan vest over the periods determined by the Board of Directors or compensation committee of the Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant for so long as such stock remains unvested. As of December 31, 2015 and 2014, approximately 7.2 million and 13.3 million shares of our common stock were reserved for future grants under the 2013 Plan. As of January 1, 2016, an additional 8,082,165 shares of common stock became available for future grants under our 2013 Plan pursuant to provisions thereof that automatically increase the share reserve under such plan each year.
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
Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lesser of: 1% of the outstanding shares of our common stock on the first day of such fiscal year; 3,700,000 shares; or such other amount as may be determined by our Board of Directors. As of December 31, 2015 and 2014, approximately 3.2 million and 2.7 million shares of common stock were available for future issuance under our ESPP, respectively. As of January 1, 2016, an additional 1,616,433 shares of common stock became available for future issuance under our ESPP pursuant to the provisions thereof that automatically increase the share reserve under such plan each year.
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

Volatility
We determine the price volatility factor based on the historical volatilities of our peer group as we do not have sufficient trading history for our common stock.
Dividend Yield
The expected dividend assumption is based on our current expectations about our anticipated dividend policy.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our stock options granted:

	Year Ended December 31,
	2014	2013
Fair value of common stock	$27.89 - $75.87	$6.05 - $42.37
Risk-free interest rate	1.8% - 2.0%	0.6% - 2.1%
Expected term (in years)	6	4 - 6
Volatility	51% - 53%	46% - 54%
Dividend yield	—%	—%
No stock options were granted during the year ended December 31, 2015.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP:

	Year Ended December 31,
	2015	2014	2013
Fair value of common stock	$19.10 - $35.16	$27.08 - $32.32	$20.00
Risk-free interest rate	0.09% - 0.50%	0.1%	0.1%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.7 - 1.2
Volatility	38% - 42%	35% - 45%	42% - 45%
Dividend yield	— %	— %	— %
Total stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of product revenue	$1,588	$888	$469
Cost of subscription and services revenue	29,435	17,037	2,341
Research and development	68,329	28,968	6,958
Sales and marketing	73,286	66,773	10,748
General and administrative	49,793	38,186	8,342
Total	$222,431	$151,852	$28,858
As of December 31, 2015, total compensation cost related to stock-based awards not yet recognized was $494.7 million, net of estimated forfeitures, which is expected to be amortized over the weighted-average remaining vesting period of approximately 3 years.

Stock Option Activity
A summary of the activity for our stock option changes during the reporting periods and a summary of information related to options vested and expected to vest and options exercisable are presented below (in thousands, except per share and contractual life amounts and years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2012	17,336	$0.98		8.3	$77,250
Option granted	13,182	9.57	$5.71
Options exercised	(6,222)	0.88			41,599
Options canceled	(1,453)	3.60
Options assumed in acquisition	4,579	5.93
Balance — December 31, 2013	27,422	$5.82		8.3	$1,036,224
Option granted	676	72.60	$72.60
Options exercised	(7,642)	2.97			271,236
Options canceled	(1,941)	9.10
Options assumed in acquisition	63	20.60
Balance — December 31, 2014	18,578	$9.13		7.4	$445,636
Option granted	—	—	$—
Options exercised	(5,856)	4.97			211,854
Options cancelled	(1,228)	14.57
Balance — December 31, 2015	11,494	$10.67		6.9	$149,157
Options vested and expected to vest — December 31, 2015	11,376	$10.60		6.8	$148,013
Options exercisable — December 31, 2015	7,226	$8.89		6.6	$102,036
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

Restricted Common Stock, Restricted Stock Awards (“RSA”) and Restricted Stock Units (“RSU”) Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting periods and a summary of information related to unvested restricted common stock, RSAs and RSUs and those expected to vest are presented below (in thousands, except per share data and years):

	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2012	3,009	$2.20
Granted	1,949	31.59
Vested	(2,115)	3.26
Canceled/forfeited	(262)	6.73
Granted in connection with acquisitions	1,021	37.65
Unvested balance — December 31, 2013	3,602	$27.20
Granted	6,734	42.12
Vested	(1,482)	16.04
Canceled/forfeited	(809)	40.93
Granted in connection with acquisitions	296	26.44
Unvested balance — December 31, 2014	8,341	$39.57
Granted	16,876	32.25
Vested	(2,783)	35.66
Canceled/forfeited	(2,380)	41.11
Unvested balance — December 31, 2015	20,054	$33.68	1.6	$415,912
Expected to vest — December 31, 2015	18,822	$33.78	1.6	390,359
During the years ended December 31, 2015, 2014 and 2013, we issued 5.3 million, 1.7 million, and 2.1 million shares, respectively, of restricted common stock, restricted stock awards or restricted stock units to certain employees which vest upon the achievement of certain performance conditions in addition to a continued service relationship with the Company.
During the year ended December 31, 2015, awards granted includes two cycles of annual refresh grants made to the general employee population.
In connection with our acquisition of Mandiant in December 2013, we issued 797,698 shares of our restricted stock at a value of $43.69 per share. These awards had the same terms and conditions as set forth in the original restricted stock award agreements, and vested over the weighted-average remaining vesting period of approximately two years.
In connection with our acquisition of nPulse in May 2014, we issued 295,681 restricted stock awards at a value of $26.44 per share. Of these awards, 54,319 were issued to former shareholders as purchase consideration, while the other 241,362 were issued into escrow for employees continuing service with the Company. The vesting of all these awards is over a period of approximately three and a half years from the acquisition date, subject to the achievement of specified performance milestones. For those issued to employees vesting is also contingent upon continued service with the Company. As such, compensation expense is being recorded over the requisite service period of three and half years. As of December 31, 2015, one milestone had been achieved, resulting in the vesting of 135,399 of these awards.
12. Income Taxes
Loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$(324,805)	$(269,426)	$(94,455)
Foreign	(210,320)	(211,018)	(85,477)
Total	$(535,125)	$(480,444)	$(179,932)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal:
Current	$—	$11	$—
Deferred	—	(36,208)	(56,212)
State:
Current	(160)	255	86
Deferred	—	(3,263)	(4,564)
Foreign:
Current	5,604	2,945	1,478
Deferred	(1,354)	(394)	(85)
Total	$4,090	$(36,654)	$(59,297)
Reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax benefit	—	0.6	2.5
Change in valuation allowance	(21.0)	(11.2)	13.4
Research and development tax credit	1.1	1.2	0.8
Convertible preferred stock warrants	—	—	(1.3)
Stock-based compensation	(1.1)	(1.9)	2.9
Foreign differential	(14.1)	(15.6)	(17.1)
Non-deductible/non-taxable items	(0.6)	(0.2)	—
Other, net	(0.1)	(0.3)	(3.2)
Total	(0.8)%	7.6%	33.0%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$82,201	$67,451
Accruals and reserves	16,841	9,549
Stock-based compensation	59,872	45,843
Fixed assets	12,122	6,906
Deferred revenue	43,411	23,095
Research and development credits	23,445	14,959
Other deferred tax assets	1,017	802
Gross deferred tax assets	238,909	168,605
Valuation allowance	(81,937)	(54,872)
Total deferred tax assets	156,972	113,733
Deferred tax liabilities:
Acquisition related intangibles	(81,621)	(112,928)
Other deferred tax liabilities	(92)	(326)
Convertible senior notes	(73,427)	—
Total deferred tax liabilities	(155,140)	(113,254)
Total net deferred tax assets	$1,832	$479
A valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized. Our valuation allowance increased by approximately $27.1 million during the year ended December 31, 2015, primarily as a result of additional deferred tax assets recorded during the year for stock-based compensation and net operating loss carryforwards.
As of December 31, 2015, we had federal and state net operating loss carry forwards of approximately $542.6 million and $675.2 million, respectively, available to reduce future taxable income, if any. If not utilized, the federal net operating loss carry forwards will expire from the years ending December 31, 2024 through 2035 while state net operating loss carry forwards will expire from the years ending December 31, 2016 through 2035.
We also have federal and state research and development tax credit carry forwards of approximately $16.2 million and $10.5 million, respectively. If not utilized, the federal credit carry forwards will expire in various amounts from the years ended December 31, 2024 through 2035. The state credit will carry forward indefinitely.
Utilization of the net operating loss carry forwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
As a result of certain realization requirements of ASC 718, the table of deferred tax assets shown above does not include certain deferred tax assets as of December 31, 2015 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $116.2 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.
As of December 31, 2015, we had $31.9 million of unrecognized tax benefits, of which $30.0 million would affect income tax expense if recognized, before consideration of our valuation allowance. As of December 31, 2015, our federal, state, and foreign returns for all years are still open to examination. We do not expect the unrecognized tax benefits to change significantly over the next 12 months. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. During the years ended December 31, 2015, 2014 and 2013, we recognized interest and penalties of $183,000, $115,000 and $71,000, respectively. As of December 31, 2015 and 2014, our total accrual for interest and penalties was $398,000 and $215,000, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.

A reconciliation of gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefits at the beginning of the period	$21,264	$10,887	$1,172
Additions for tax positions related to the current year	10,614	10,452	8,789
Increases related to prior year tax positions	24	—	947
Decreases related to prior year tax positions	—	(52)	—
Decreases based on settlements with taxing authorities	—	—	(21)
Lapse of statute of limitations	—	(23)	—
Unrecognized tax benefits at the end of the period	$31,902	$21,264	$10,887
As of December 31, 2015, we have not made any tax provision for U.S. federal and state income taxes on approximately $12.1 million of undistributed earnings in foreign subsidiaries, which we expect to reinvest outside of the U.S. indefinitely. If we were to repatriate these earnings to the U.S., we would be subject to U.S. income taxes and subject to an adjustment for foreign tax credits and foreign withholding taxes. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
The provision for income taxes for the year ended December 31, 2015 reflects an effective tax rate of (0.8)%. The tax expense is primarily due to foreign taxes.
The benefit from income taxes for the year ended December 31, 2014 reflects an effective rate of 7.6%. The tax benefit is primarily due to the portion of the increase in U.S. deferred tax assets primarily related to current year operating losses and stock-based compensation for which no U.S. valuation allowance is required. The valuation allowance is not required to the extent that deferred tax liabilities on acquisition-related intangibles are available as a source of income for the U.S deferred tax assets. The tax benefit was also partially due to the reduction in U.S. deferred tax liabilities previously established in purchase accounting, partially offset by foreign taxes and state minimum taxes.
The benefit from income taxes for the year ended December 31, 2013 reflects an effective rate of 33.0%. The tax benefit is primarily due to a reduction of the U.S. valuation allowance resulting from recording a deferred tax liability on the acquisition-related intangibles for which no benefit will be derived, partially offset by foreign taxes and state minimum taxes.

13. Net Loss per Share
Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net income per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes and unvested restricted common stock and stock units. As we had net losses for the years ended December 31, 2015, 2014 and 2013, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(539,215)	$(443,790)	$(120,635)
Denominator:
Weighted average number of shares outstanding — basic and diluted	154,120	142,176	45,271
Net loss per share — basic and diluted	$(3.50)	$(3.12)	$(2.66)
The following outstanding options, unvested shares and units, ESPP shares, warrants and shares issuable upon the conversion of our Convertible Senior Notes were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of December 31,
	2015	2014	2013
Options to purchase common stock	11,494	18,578	27,422
Unvested early exercised common shares	936	2,382	4,877
Unvested restricted stock awards and units	20,054	8,341	3,602
Convertible senior notes	15,141	—	—
Warrants to purchase common stock	—	—	312
ESPP shares	210	124	249
14. Employee Benefit Plan
We have established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. We maintain the 401(k) Plan that provides our eligible employees with an opportunity to save for retirement on a tax-advantaged basis. In addition, until January 2015 we maintained a tax qualified plan for employees of the Mandiant subsidiary that was assumed in the Mandiant acquisition. All participants’ interests in their deferrals are 100% vested when contributed under both 401(k) plans. We are responsible for administrative costs of the 401(k) Plan and have made no matching contributions into our 401(k) Plan since inception. The Mandiant 401(k) plan had provided for a match of 100% of the first 4% of an eligible employee’s compensation contributed. Matching contributions under the Mandiant 401(k) plan were 100% vested when made. Under both 401(k) plans, pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Each 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to each 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made. Our contributions to the Mandiant 401(k) plan were zero and $2.9 million for the years ended December 31, 2015 and 2014, respectively. In January 2015, the former Mandiant 401(k) plan was merged into the 401(k) Plan.
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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue:
United States	$439,206	$319,144	$116,730
EMEA	80,960	57,721	22,845
APAC	73,009	34,284	16,004
Other	29,792	14,513	5,973
Total revenue	$622,967	$425,662	$161,552
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of December 31, 2015
	2015	2014
Property and Equipment, net:
United States	$57,537	$66,807
International	20,831	15,491
Total	$78,368	$82,298
For the years ended December 31, 2015, 2014 and 2013, one reseller represented 13%, 11% and 11%, respectively, of the Company's total revenue. For the year ended December 31, 2013, another reseller also represented 11% of the Company's total revenue. For the year ended December 31, 2015, one distributor represented 17% of the Company's total revenue. No distributor represented 10% or greater of the Company's total revenue for the years ended December 31, 2014 and 2013.
As of December 31, 2015 and 2014, one distributor represented 20% and 15%, respectively, of the Company's net accounts receivable balance. As of December 31, 2015, another distributor also represented 12% of the Company's net accounts receivable balance.

17. Subsequent Events
On January 14, 2016, we completed the acquisition of iSIGHT Security, Inc. (d/b/a iSIGHT Partners, Inc.), one of the world’s leading providers of cyber threat intelligence for global enterprises. The acquisition extends our intelligence network to create an advanced and comprehensive private cyber threat intelligence operation, providing customers with higher fidelity alerts, context to prioritize threats and the strategic insights to proactively prepare for threats that might target their industry or region. As consideration for the acquisition, we paid approximately $200 million in cash upon closing, subject to adjustment per the terms of the agreement, with an additional $75 million payable in cash and equity contingent upon the achievement of a threat intelligence bookings target on or before the end of the second quarter of 2018. We incurred approximately $7 million in acquisition-related costs, which will be recognized in general and administrative expenses in 2016.
On February 1, 2016, we completed the acquisition of Invotas International Corporation, a provider of security automation and orchestration technology. This acquisition enables us to deliver a premier security orchestration capability as part of our global threat management platform to unify cyber attack detection results, threat intelligence and incident response elements of an organization’s security program into a single console, giving enterprises the ability to respond more quickly to attacks through automation. As consideration for the acquisition, we paid approximately $30 million in cash and equity, subject to adjustment per the terms of the agreement.
We are currently in the process of completing the preliminary purchase price allocations for these acquisitions, which will be included in our condensed consolidated financial statements for the first quarter of 2016.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
FireEye, Inc.
Milpitas, California
We have audited the internal control over financial reporting of FireEye, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 26, 2016

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

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
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts receivable	Balance at beginning of period	Charged to cost and expenses	Write-offs, net of recoveries	Balance at end of period
Year ended December 31, 2013	$20	$—	$—	$20
Year ended December 31, 2014	20	566	—	586
Year ended December 31, 2015	$586	$1,342	$93	$2,021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2016.

FIREEYE, INC.

By:	/s/ DAVID G. DEWALT
David G. DeWalt
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David G. DeWalt, Michael J. Berry and Alexa King, and each of them, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID G. DEWALT David G. DeWalt	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 26, 2016

/S/ MICHAEL J. BERRY Michael J. Berry	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016

____________________ Ashar Aziz	Founder, Chief Strategy Officer, and Vice Chairman of the Board

/S/ KEVIN R. MANDIA Kevin R. Mandia	President and Director	February 26, 2016

/S/ DEEPAK AHUJA Deepak Ahuja	Director	February 26, 2016

/S/ KIMBERLY ALEXY Kimberly Alexy	Director	February 26, 2016

/S/ RONALD E. F. CODD Ronald E. F. Codd	Director	February 26, 2016

/S/ WILLIAM M. COUGHRAN JR. William M. Coughran Jr.	Director	February 26, 2016

/S/ STEPHEN PUSEY Stephen Pusey	Director	February 26, 2016

/S/ ENRIQUE SALEM Enrique Salem	Director	February 26, 2016

EXHIBT INDEX
		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of January 14, 2016, by and among the Registrant, Iris Merger Corporation, iSIGHT Security, Inc. and Shareholder Representative Services LLC.	8-K	001-36067	2.1	January 20, 2016

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36067	3.1	September 25, 2013

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-190338	3.4	August 21, 2013

4.1	Form of the Registrant's common stock certificate.	S-1/A	333-190338	4.1	September 9, 2013

4.2	Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.1	June 5, 2015

4.3	Form of Global 1.000% Convertible Senior Note due 2035 (included in Exhibit 4.2).	8-K	001-36067	4.2	June 5, 2015

4.4	Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.3	June 5, 2015

4.5	Form of Global 1.625% Convertible Senior Note due 2035 (included in Exhibit 4.4).	8-K	001-36067	4.4	June 5, 2015

10.1†	Form of Indemnification Agreement between the Registrant and certain of its officers and directors.	S-1	333-190338	10.1	August 2, 2013

10.2†	Employee Incentive Plan.	S-1	333-190338	10.17	August 2, 2013

10.3†	Change of Control Severance Policy for Officers.	S-1/A	333-190338	10.27	August 21, 2013

10.4†	2004 Stock Option Plan, as amended, including form agreements under 2004 Stock Option Plan.	S-1	333-190338	10.5	August 2, 2013

10.5†	2008 Stock Plan, as amended, including form agreements under 2008 Stock Plan.	S-1/A	333-190338	10.6	September 9, 2013

10.6†	2013 Equity Incentive Plan, including form agreements under 2013 Equity Incentive Plan.	S-1/A	333-193717	10.6	March 3, 2014

10.7†	2013 Employee Stock Purchase Plan.	S-1/A	333-190338	10.8	September 9, 2013

10.8†	Mandiant Corporation 2011 Equity Incentive Plan, as amended, including form agreements under Mandiant Corporation 2011 Equity Incentive Plan.	S-1	333-193717	10.8	February 3, 2014

10.9†	Outside Director Compensation Policy.	10-Q	001-36067	10.1	November 5, 2014

10.10†	Offer Letter between the Registrant and David DeWalt, dated November 19, 2012, as amended and currently in effect.	S-1/A	333-190338	10.9	August 21, 2013

10.11†	Offer Letter between the Registrant and Ashar Aziz, dated November 26, 2012.	S-1	333-190338	10.10	August 2, 2013

10.12†	Offer Letter between the Registrant and Enrique Salem, dated February 2, 2013.	S-1	333-190338	10.11	August 2, 2013

10.13†	Offer Letter between the Registrant and Ronald E. F. Codd, dated July 28, 2012.	S-1	333-190338	10.12	August 2, 2013

10.14†	Offer Letter between the Registrant and Kimberly Alexy, dated December 12, 2014.	8-K	001-36067	10.1	January 8, 2015

10.15†	Offer Letter between the Registrant and Stephen Pusey, dated June 12, 2015.	8-K	001-36067	10.1	June 17, 2015

10.16†	Offer Letter between the Registrant and Deepak Ahuja, dated August 27, 2015.	8-K	001-36067	10.2	September 8, 2015

10.17†	Offer Letter between the Registrant and John McGee, dated July 4, 2014.	10-Q	001-36067	10.2	November 5, 2014

10.18†	Offer Letter between the Registrant and Alexa King, dated August 1, 2013.	S-1/A	333-190338	10.16	August 21, 2013

10.19†	Offer Letter, between the Registrant and Kevin Mandia, dated December 24, 2013.	8-K	001-36067	10.1	January 2, 2014

10.20†	Offer Letter between the Registrant and Michael Berry dated August 25, 2015.	8-K	001-36067	10.1	September 8, 2015

10.21†	Key Employee Non-Competition Agreement, dated as of December 30, 2013, by and between Kevin Mandia and the Registrant.	8-K	001-36067	10.3	January 2, 2014

10.22	Lease, dated as of January 15, 2008, by and between the Registrant and Silicon Valley CA-I, LLC, as amended and currently in effect.	S-1/A	333-190338	10.3	August 21, 2013

10.23	Sixth Amendment, dated as of January 23, 2014, to the Lease dated as of January 15, 2008 by and between the Registrant and Silicon Valley CA-I, LLC.	10-Q	001-36067	10.3	May 14, 2014

10.24	Seventh Amendment, dated as of March 24, 2014, to the Lease dated as of January 15, 2008 by and between the Registrant and Silicon Valley CA-I, LLC.	10-Q	001-36067	10.4	May 14, 2014

10.25	Lease, dated as of March 11, 2010, by and between the Registrant and Silicon Valley CA-I, LLC, as amended, assigned and currently in effect.	S-1	333-190338	10.4	August 2, 2013

10.26††	Flextronics Design and Manufacturing Services Agreement, dated as of September 28, 2012, by and between the Registrant and Flextronics Telecom Systems, Ltd.	S-1/A	333-190338	10.19	September 9, 2013

10.27	Amendment to Flextronics Design and Manufacturing Services Agreement, effective as of August 1, 2013, by and among the Registrant, FireEye Ireland Limited and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.3	November 5, 2014

10.28	Design Statement of Work A-1 to Flextronics Design and Manufacturing Services Agreement, dated December 4, 2013, by and among the Registrant, FireEye Ireland Limited and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.4	November 5, 2014

10.29	Purchase Agreement, dated May 27, 2015, among the Registrant and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several Initial Purchasers named in Schedule I thereto	8-K	001-36067	10.1	May 29, 2015

10.30	Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC.	8-K	001-36067	10.2	May 29, 2015

10.31	Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC.	8-K	001-36067	10.3	May 29, 2015

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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