Form 10-Q
period 2016-03-31
FireEye, Inc.
filed 2016-05-06
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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

The number of shares of the registrant's common stock outstanding as of May 2, 2016 was 166,355,306.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$175,113	$402,102
Short-term investments	746,027	767,775
Accounts receivable, net of allowance for doubtful accounts of $1,816 and $2,021 at March 31, 2016 and December 31, 2015, respectively	141,247	172,752
Inventories	10,778	13,747
Prepaid expenses and other current assets	35,078	30,883
Total current assets	1,108,243	1,387,259
Property and equipment, net	81,324	78,368
Goodwill	974,184	750,288
Intangible assets, net	290,595	214,560
Deposits and other long-term assets	12,084	10,998
TOTAL ASSETS	$2,466,430	$2,441,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,716	$43,650
Accrued and other current liabilities	36,082	29,820
Accrued compensation	105,893	79,294
Deferred revenue, current portion	329,095	305,169
Total current liabilities	508,786	457,933
Convertible senior notes, net	714,978	706,198
Deferred revenue, non-current portion	236,987	221,829
Other long-term liabilities	9,298	11,141
Total liabilities	1,470,049	1,397,101
Commitments and contingencies (NOTE 9)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 166,223 shares and 161,643 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	17	16
Additional paid-in capital	2,512,269	2,403,088
Treasury stock, at cost; 3,333 shares as of March 31, 2016 and December 31, 2015	(150,000)	(150,000)
Accumulated other comprehensive loss	(62)	(2,225)
Accumulated deficit	(1,365,843)	(1,206,507)
Total stockholders’ equity	996,381	1,044,372
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,466,430	$2,441,473
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Product	$33,707	$40,237
Subscription and services	134,259	85,133
Total revenue	167,966	125,370
Cost of revenue:
Product	17,133	15,200
Subscription and services	54,297	36,851
Total cost of revenue	71,430	52,051
Total gross profit	96,536	73,319
Operating expenses:
Research and development	85,983	65,605
Sales and marketing	123,028	107,595
General and administrative	42,256	32,607
Restructuring charges	1,670	—
Total operating expenses	252,937	205,807
Operating loss	(156,401)	(132,488)
Interest income	1,465	269
Interest expense	(11,809)	—
Other income (expense), net	815	(768)
Loss before income taxes	(165,930)	(132,987)
Provision for (benefit from) income taxes	(10,030)	977
Net loss attributable to common stockholders	$(155,900)	$(133,964)
Net loss per share attributable to common stockholders, basic and diluted	$(0.98)	$(0.88)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	158,781	151,651
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(155,900)	$(133,964)
Change in net unrealized gains/(losses) on available-for-sale investments, net of tax	2,163	403
Comprehensive loss	$(153,737)	$(133,561)
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(155,900)	$(133,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,503	26,581
Stock-based compensation	64,239	49,875
Non-cash interest expense related to convertible senior notes	8,780	—
Deferred income taxes	(11,053)	82
Other	938	509
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	43,144	32,736
Inventories	2,325	(2,554)
Prepaid expenses and other assets	(2,152)	127
Accounts payable	(3,391)	(4,219)
Accrued liabilities	902	2,068
Accrued transaction costs of acquiree	(7,727)	—
Accrued compensation	(8,989)	(2,675)
Deferred revenue	17,997	26,221
Other long-term liabilities	(2,132)	1,997
Net cash used in operating activities	(22,516)	(3,216)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(14,257)	(12,669)
Purchases of short-term investments	(88,805)	(39,857)
Proceeds from maturities of short-term investments	111,319	34,655
Business acquisitions, net of cash acquired	(204,926)	—
Lease deposits	(678)	(370)
Net cash used in investing activities	(197,347)	(18,241)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt of acquired business	(8,842)	—
Payment related to shares withheld for taxes	(1,124)	—
Proceeds from exercise of equity awards	2,840	11,870
Net cash (used in) provided by financing activities	(7,126)	11,870
Net change in cash and cash equivalents	(226,989)	(9,587)
Cash and cash equivalents, beginning of period	402,102	146,363
Cash and cash equivalents, end of period	$175,113	$136,776
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,888	$536
Cash paid for interest	$22	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vesting of early exercised stock options	$496	$604
Common stock issued in connection with acquisitions	$39,300	$—
Contingent earn-out in connection with acquisitions	$35,588	$—
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$5,779	$5,382
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
FireEye, Inc. and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) is a leader in stopping advanced cyber attacks that use advanced malware, zero-day exploits, and APT (“Advanced Persistent Threat”) tactics. Our solutions supplement traditional and next-generation firewalls, Intrusion Prevention Systems (“IPS”), anti-virus, and gateways, which cannot stop advanced threats, leaving security holes in networks. We offer a solution that detects and blocks attacks across Web, email, endpoint, file and mobile threat vectors, as well as latent malware resident on file shares. Our solutions address all stages of an attack lifecycle with a signature-less engine utilizing stateful attack analysis to detect zero-day threats.
In February 2016, we acquired Invotas International Corporation (“Invotas”), a provider of security automation and orchestration technology. We paid upfront cash consideration of $17.7 million and issued 742,026 shares of our common stock with an estimated fair value of $11.1 million.
In January 2016, we acquired iSIGHT Security, Inc. (d/b/a iSIGHT Partners, Inc.) (“iSIGHT”), one of the world’s leading providers of cyber threat intelligence for global enterprises. We paid upfront cash consideration of $192.8 million, incurred liabilities of $35.6 million contingent upon the achievement of a threat intelligence bookings target on or before the end of the second quarter of 2018, and issued 1,793,305 shares of our common stock with an estimated fair value of $28.2 million.
In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the “Series A Notes”) and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the “Series B Notes” and together with the Series A Notes, the “Convertible Senior Notes”), in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). We recognized total net proceeds after the initial purchasers' discount and issuance costs of $896.5 million. In connection with the issuance of the Convertible Senior Notes, we also entered into privately negotiated prepaid forward stock purchase transactions (each a “Prepaid Forward”) with one of the initial purchasers of the Convertible Senior Notes, pursuant to which we paid approximately $150.0 million. The amount prepaid is equivalent to approximately 3.3 million shares which are to be settled on or around June 1, 2020 and June 1, 2022, respectively, subject to any early settlement in whole or part of each Prepaid Forward.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year. The balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for annual consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K, which was filed with the SEC on February 26, 2016.
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
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three months ended March 31, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015, except with respect to changes in our policy on Stock-Based Compensation.
Stock-Based Compensation
As permitted under ASU 2016-09, we have elected to recognize forfeitures as they occur, and no longer estimate a forfeiture rate when calculating the stock-based compensation for our equity awards.
Recent Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (Topic 718). This standard simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements, including income taxes, forfeitures and statutory tax withholding requirements. The guidance is effective for us beginning in the first quarter of 2017. Early adoption is permitted. We elected to early adopt this standard in the current quarter.
As a result of adopting this standard, we have made an accounting policy election to account for forfeitures as they occur. This change has been applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to decrease retained earnings by $3.4 million as of January 1, 2016; the date of adoption. The adoption of this guidance also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid-in capital when the awards vest or are settled. This change should be applied prospectively, and therefore our tax deficiencies of less than $0.1 million for the three months ended March 31, 2016 has been recorded as a component of our benefit from income taxes. The adoption of additional amendments related to the timing of when excess tax benefits are recognized and the accounting for minimum statutory withholding tax requirements included in this guidance has no impact on our current condensed consolidated financial statements or on any prior period financial statements presented.
This guidance also requires changes in the classification of shares withheld to pay employee taxes and excess tax benefits on the consolidated statements of cash flows. The amendments require cash paid by an employer when directly withholding shares for tax-withholding purposes be classified as a financing activity, and be applied retrospectively to all prior periods presented. As these cash flows have previously been presented as financing activities, there is no change resulting from the adoption of this amendment. The amendments also require excess tax benefits be classified as an operating activity, consistent with other income tax cash flows, and may be applied either on a retrospective or prospective basis. We have elected to apply this amendment on a prospective basis, as there is no impact to our prior period consolidated statements of cash flows. As such, prior periods have not been adjusted.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force). This standard clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The guidance is effective for us beginning in the first quarter of 2017 and should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. Early adoption is permitted. As we previously assessed the embedded call (put) options associated with our Convertible Senior Notes in accordance with the requirements in this guidance, the adoption of this standard will have no impact on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for us beginning in the first quarter of 2019, and should be applied on a modified retrospective basis. Early adoption is permitted. We expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This standard eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under this guidance, measurement-period adjustments will be recognized during the period in which they are determined. We adopted this standard in the current quarter and the adoption did not have a material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. These standards were issued to address implementation issues raised by the FASB-IASB Joint Transition Resource Group for Revenue Recognition (TRG).
We are currently evaluating the impact the adoption of the new revenue guidance and related updates will have on our consolidated financial statements and related disclosures.
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
The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of March 31, 2016				As of December 31, 2015
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$21,330	$—	$—	$21,330	$210,533	$—	$—	$210,533
Total cash equivalents	21,330	—	—	21,330	210,533	—	—	210,533
Short-term investments:
Certificates of deposit	—	17,254	—	17,254	—	19,124	—	19,124
Corporate notes and bonds	—	443,250	—	443,250	—	447,267	—	447,267
U.S. Government agencies	—	285,523	—	285,523	—	301,384	—	301,384
Total short-term investments	—	746,027	—	746,027	—	767,775	—	767,775
Total assets measured at fair value	$21,330	$746,027	$—	$767,357	$210,533	$767,775	$—	$978,308
Liabilities
Contingent earn-out	$—	$—	$35,588	$35,588	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$35,588	$35,588	$—	$—	$—	$—
The estimated fair value of the contingent earn-out incurred in connection with our acquisition of iSIGHT is considered to be a Level 3 measurement due to the use of significant unobservable inputs. The value was determined using a discounted risk-adjusted expected (probability-weighted) cash flow methodology, by applying a real options approach model. The real options approach incorporated management's estimates of expected quarterly growth rates in bookings (ranging from 30% to 120%), which could not be corroborated by observable market data, with the volatility of revenue for comparable companies (16.5% on average) and the correlation between comparable companies' quarterly revenue growth and that of the S&P 500 Index (44.7% on average), which are observable in the market, to determine the probability of achieving estimated bookings within the earn-out period of performance (2.5 years). The resulting expected earn-out payment was discounted back to present value using our cost of debt (ranging from 6.3% to 7.1%).
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a private company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the three months ended March 31, 2016.
The estimated fair value of the Convertible Senior Notes as of March 31, 2016 was determined to be $762.9 million, based on quoted market prices. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

3. Investments
Our investments consisted of the following (in thousands):

	As of March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Short-term investment
Certificates of deposit	$17,240	$15	$(1)	$17,254	$17,254
Corporate notes and bonds	443,240	257	(247)	443,250	443,250
U.S. Government agencies	285,609	41	(127)	285,523	285,523
Total	$746,089	$313	$(375)	$746,027	$746,027

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Short-term investment
Certificates of deposit	$19,160	$—	$(36)	$19,124	$19,124
Corporate notes and bonds	448,688	—	(1,421)	447,267	447,267
U.S. Government agencies	302,152	2	(770)	301,384	301,384
Total	$770,000	$2	$(2,227)	$767,775	$767,775
The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2016
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$1,159	$(1)	$—	$—	$1,159	$(1)
Corporate notes and bonds	256,480	(234)	15,974	(13)	272,454	(247)
U.S. Government agencies	156,623	(125)	8,998	(2)	165,621	(127)
Total	$414,262	$(360)	$24,972	$(15)	$439,234	$(375)

	As of December 31, 2015
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$18,404	$(36)	$—	$—	$18,404	$(36)
Corporate notes and bonds	430,466	(1,407)	16,801	(15)	447,267	(1,422)
U.S. Government agencies	266,541	(761)	8,992	(8)	275,533	(769)
Total	$715,411	$(2,204)	$25,793	$(23)	$741,204	$(2,227)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of March 31, 2016 and December 31, 2015.
The following table summarizes the contractual maturities of our investments at March 31, 2016 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$371,071	$370,962
Due within one to two years	375,018	375,065
Total	$746,089	$746,027
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.

During 2015, we invested in a privately held company, obtaining an initial 12.5% ownership interest. This investment is accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the investee, and is classified within deposits and other long-term assets on our condensed consolidated balance sheets. The carrying value of this investment was $1.6 million and $1.8 million as of March 31, 2016 and December 31, 2015, respectively.
4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2016	As of December 31, 2015
Computer equipment and software	$132,862	$120,886
Leasehold improvements	43,901	41,626
Furniture and fixtures	14,314	13,470
Machinery and equipment	447	447
Total property and equipment	191,524	176,429
Less: accumulated depreciation	(110,200)	(98,061)
Total property and equipment, net	$81,324	$78,368
Depreciation and amortization expense related to property and equipment and demonstration units during the three months ended March 31, 2016 and 2015 was $14.1 million and $14.3 million, respectively.
5. Business Combinations
Acquisition of iSIGHT
On January 14, 2016, we acquired all of the outstanding shares of privately held iSIGHT, one of the world’s leading providers of cyber threat intelligence for global enterprises. The acquisition extends our intelligence network to create an advanced and comprehensive private cyber threat intelligence operation, providing customers with higher fidelity alerts, context to prioritize threats and the strategic insights to proactively prepare for threats that might target their industry or region.
In connection with this acquisition, we paid upfront cash consideration of $192.8 million, incurred liabilities of $35.6 million contingent upon the achievement of a threat intelligence bookings target on or before the end of the second quarter of 2018, and issued 1,793,305 shares of our common stock with an estimated fair value of $28.2 million, which will be released to former stockholders of iSIGHT upon the achievement of the same threat intelligence bookings target stated above. This resulted in total purchase consideration of $256.6 million. The number of shares was fixed at the completion of the acquisition and is the maximum number of shares that can be released. The contingent earn-out liability of $35.6 million is included in accrued compensation on the condensed consolidated balance sheet as of March 31, 2016, and will result in a cash payment of $41.3 million, if and when the threat intelligence bookings target is achieved.
The acquisition of iSIGHT was accounted for in accordance with the acquisition method of accounting for business combinations with FireEye as the accounting acquirer. We expensed the related acquisition costs of $1.9 million in general and administrative expenses. We also assumed and paid liabilities of $7.0 million for transaction costs incurred by iSIGHT prior to acquisition, which were accounted for separate from consideration transferred. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price of $256.6 million was allocated using information currently available to us. As a result, we may continue to adjust the preliminary purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revisions of preliminary estimates. Allocation of the preliminary purchase price is as follows (in thousands):

Amount
Net tangible liabilities assumed	$(18,366)
Intangible assets	82,800
Deferred tax liability	(10,328)
Goodwill	202,532
Total preliminary purchase price allocation	$256,638
The preliminary purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired, resulting in the recognition of goodwill. Goodwill is primarily attributable to expected synergies in our subscription offerings and cross-selling opportunities. None of the goodwill is expected to be deductible for U.S. federal income tax purposes.

Intangible assets consist primarily of customer relationships, content, developed technology and other intangible assets. Customer relationship intangibles relate to iSIGHT's ability to sell current and future content, as well as products built around this content, to its existing customers. Content intangibles represent threat intelligence data gathered through the analysis of cyber-crimes, cyber-attacks, hacking, and cyber criminals. Intangible assets attributable to developed technology include a combination of patented and unpatented technology, trade secrets, computer software and research processes that represent the foundation for the existing and planned new products to facilitate the generation of new content. The estimated useful life and fair values of the identifiable intangible assets are as follows (in thousands):

	Preliminary Estimated Useful Life (in years)	Amount
Customer relationships	8	$32,600
Content	4	28,900
Developed technology	4-6	17,100
Trade name	5	3,100
Non-competition agreements	2	1,100
Total identifiable intangible assets		$82,800
The value of customer relationships and content was estimated using the excess earnings method, an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect the fact that certain other assets contribute to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the customer relationships and content, which were discounted at rates of 15% and 14%, respectively.
The value of developed technology and the trade name was estimated using the relief-from-royalty method, an income approach (Level 3), which estimates the cost savings that accrue to the owner of the intangibles asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate is applied to the projected revenues associated with the intangible asset to determine the amount of savings, which is then discounted to determine the fair value. The developed technology and trade name were valued using royalty rates of 10% and 1%, respectively, and discounted at rates of 14% and 15%, respectively.
The results of operations of iSIGHT have been included in our condensed consolidated statements of operations from the acquisition date, and contributed $9.4 million to our consolidated revenues and $2.3 million to our consolidated net loss during the three months ended March 31, 2016. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.
Acquisition of Invotas
On February 1, 2016, we acquired all of the outstanding shares of privately held Invotas, a provider of security automation and orchestration technology. This acquisition enables us to deliver a premier security orchestration capability as part of our global threat management platform to unify cyber attack detection results, threat intelligence and incident response elements of an organization’s security program into a single console, giving enterprises the ability to respond more quickly to attacks through automation.
In connection with this acquisition, we paid upfront cash consideration of $17.7 million and issued 742,026 shares of our common stock with an estimated fair value of $11.1 million. This resulted in total purchase consideration of $28.8 million. Additionally, we replaced unvested option awards with grants of 95,614 restricted stock units which will vest over the requisite service period of four years, and granted an additional 1,002,748 restricted stock units which will vest upon the achievement of stated performance milestones over a period of approximately three years, subject to continuing service during that time. These awards are being recognized as operating expense over the requisite service periods as they relate to post-combination services.

The acquisition of Invotas was accounted for in accordance with the acquisition method of accounting for business combinations with FireEye as the accounting acquirer. We expensed the related acquisition costs of $0.5 million in general and administrative expenses. We also assumed and paid liabilities of $0.7 million for transaction costs incurred by Invotas prior to acquisition, which were accounted for separate from consideration transferred. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price of $28.8 million was allocated using information currently available to us. As a result, we may continue to adjust the preliminary purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revisions of preliminary estimates. Allocation of the preliminary purchase price is as follows (in thousands):

Amount
Net tangible liabilities assumed	$(306)
Intangible assets	8,400
Deferred tax liability	(703)
Goodwill	21,364
Total preliminary purchase price allocation	$28,755
The preliminary purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired, resulting in the recognition of goodwill. Goodwill is primarily attributable to increased selling opportunities. None of the goodwill is expected to be deductible for U.S. federal income tax purposes.
Intangible assets consist primarily of developed technology, in-process research and development and other intangible assets. Developed technology intangibles include a combination of patented and unpatented technology, trade secrets, computer software and research processes that represent the foundation for the existing and planned new product offerings. The in-process research and development intangible represents the estimated fair value of acquired research projects which had not reached technological feasibility at acquisition date, but have since been developed into products. The estimated useful life and fair values of the identifiable intangible assets are as follows (in thousands):

	Preliminary Estimated Useful Life (in years)	Amount
Developed technology	4	$4,500
In-process research and development	N/A	2,800
Customer relationships	10	800
Non-competition agreements	3	300
Total identifiable intangible assets		$8,400
The value of developed technology and in-process research and development (IPR&D) was estimated using the excess earnings method, an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect that fact that certain other assets contribute to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the developed technology and IPR&D, which were discounted at rates of 16% and 17.3%, respectively.
The results of operations of Invotas have been included in our condensed consolidated statements of operations from the acquisition date, although such results did not have a material impact on our consolidated revenues or net loss during the three months ended March 31, 2016. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.
Goodwill and Purchased Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2016 are as follows (in thousands):

Amount
Balance as of December 31, 2015	$750,288
Goodwill acquired	223,896
Balance as of March 31, 2016	$974,184

Purchased intangible assets consisted of the following as of the dates below (in thousands):

	As of March 31, 2016	As of December 31, 2015
Developed technology	$99,793	$78,193
Content	157,500	128,600
Customer relationships	108,700	75,300
Contract backlog	12,500	12,500
Trade names	15,500	12,400
Non-competition agreements	1,400	—
Total intangible assets subject to amortization	395,393	306,993
Less: accumulated amortization	(107,598)	(92,433)
Net intangible assets subject to amortization	287,795	214,560
In-process research and development	2,800	—
Total net intangible assets	$290,595	$214,560
Amortization expense of intangible assets for the three months ended March 31, 2016 and 2015 was $15.2 million and $11.8 million, respectively.
The expected annual amortization expense of intangible assets as of March 31, 2016 is presented below (in thousands):

Years Ending December 31,	Amount
2016 (remaining nine months)	$47,401
2017	57,378
2018	45,694
2019	43,808
2020	30,186
2021 and thereafter	63,328
Total intangible assets subject to amortization	287,795
Total intangible assets with indefinite lives	2,800
Total	$290,595
6. Restructuring Charges
In addition to our restructuring plans initiated in August 2014, we initiated a series of business restructuring plans beginning in February 2016 to reduce our cost structure and improve efficiency, resulting in workforce reductions and the consolidation of certain real estate facilities.
The following table sets forth a summary of restructuring activities during the three months ended March 31, 2016 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2015	$—	$217	$217
Provision for restructuring charges	1,390	280	1,670
Cash payments	(984)	(344)	(1,328)
Other adjustments	—	324	324
Balance, March 31, 2016	$406	$477	$883
The remaining restructuring balance of $0.9 million at March 31, 2016 is composed of $0.4 million of severance payments which we expect to pay during the second quarter of 2016, and $0.5 million of non-cancelable lease costs which we expect to pay over the terms of the related obligations through the second quarter of 2020, less estimated sublease income.

7. Deferred Revenue
Deferred revenue consisted of the following as of the dates below (in thousands):

	As of March 31, 2016	As of December 31, 2015
Product, current	$8,083	$8,200
Subscription and services, current	321,012	296,969
Total deferred revenue, current	329,095	305,169
Product, non-current	3,231	3,051
Subscription and services, non-current	233,756	218,778
Total deferred revenue, non-current	236,987	221,829
Total deferred revenue	$566,082	$526,998

For the three months ended March 31, 2016, deferred revenue includes $21.1 million assumed in connection with acquisitions.
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
The liability and equity components of the Convertible Senior Notes consisted of the following (in thousands):

	As of March 31, 2016		As of December 31, 2015
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$460,000	$460,000	$460,000	$460,000
Less: Convertible senior notes discounts and issuance costs, net of amortization	(88,726)	(116,296)	(93,469)	(120,333)
Net carrying amount	$371,274	$343,704	$366,531	$339,667

Equity component, net of issuance costs	$92,567	$117,834	$92,567	$117,834
The unamortized discounts and issuance costs as of March 31, 2016 will be amortized over a weighted-average remaining period of approximately five years.
Interest expense related to the Convertible Senior Notes consisted of the following (in thousands):

	Three Months Ended March 31, 2016
	Series A Notes	Series B Notes

Coupon interest	$1,150	$1,869
Amortization of convertible senior notes discounts and issuance costs	4,743	4,037
Total interest expense recognized	$5,893	$5,906

Effective interest rate on the liability component	6.4%	7.0%
Prepaid Forward Stock Purchase
In connection with the issuance of the Convertible Senior Notes, we also entered into privately negotiated Prepaid Forwards with one of the initial purchasers of the Convertible Senior Notes (the “Forward Counterparty”), pursuant to which we paid approximately $150.0 million. The amount prepaid is equivalent to approximately 3.3 million shares which are to be settled on or around June 1, 2020 and June 1, 2022, respectively, subject to any early settlement, in whole or in part, of each Prepaid Forward. The Prepaid Forwards are intended to facilitate privately negotiated derivative transactions by which investors in the Convertible Senior Notes will be able to hedge their investment in the Convertible Senior Notes. In the event we pay any cash dividends on our common stock, the Forward Counterparty will pay an equivalent amount back to us.

The related shares were accounted for as a repurchase of common stock, and are presented as Treasury Stock in the unaudited condensed consolidated balance sheets. The 3.3 million shares of common stock purchased under the Prepaid Forwards are excluded from weighted-average shares outstanding for basic and diluted EPS purposes although they remain legally outstanding.
9. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire on various dates through the year ending December 31, 2024. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense, net of sublease income, was $3.6 million and $3.2 million for the three months ended March 31, 2016 and 2015, respectively.
The aggregate future non-cancelable minimum rental payments on our operating leases, as of March 31, 2016, are as follows (in thousands):

Years Ending December 31,	Amount
2016 (remaining nine months)	$11,509
2017	13,754
2018	8,137
2019	5,616
2020	5,167
2021 and thereafter	7,092
Total	$51,275
Total future non-cancelable minimum rental payments have not been reduced by future minimum sublease rentals totaling $1.0 million.
We are party to letters of credit totaling $1.2 million as of March 31, 2016 and December 31, 2015, issued primarily in support of operating leases at several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of March 31, 2016 and December 31, 2015, we had non-cancelable open orders of $14.2 million and $16.9 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of March 31, 2016 we have not accrued any significant costs for such non-cancelable commitments.
Purchase Obligations
As of March 31, 2016, we had approximately $30.8 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In those situations in which we have received delivery of the goods or services as of March 31, 2016 under purchase orders outstanding as of the same date, such amounts are reflected in the condensed consolidated balance sheet as accounts payable or accrued liabilities, and are excluded from the $30.8 million.
Litigation
We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and whether or not those losses are estimable.
On June 20, 2014, a purported stockholder class action lawsuit was filed in the Superior Court of California, County of Santa Clara, against the Company, current and former members of our Board of Directors, current and former officers, and the underwriters of our March 2014 follow-on public offering.  On July 17, 2014, a substantially similar lawsuit was filed in the same court against the same defendants. The actions were consolidated and, on March 4, 2015, an amended complaint was filed, alleging violations of the federal securities laws on behalf of a purported class consisting of purchasers of the Company's common stock pursuant or traceable to the registration statement and prospectus for the follow-on public offering, and seeking unspecified compensatory damages and other relief.  On April 20, 2015, defendants filed demurrers seeking that the amended complaint be dismissed. On August 11, 2015, the court overruled defendants' demurrers. On November 16, 2015, plaintiffs filed a motion seeking certification of the putative class, currently scheduled for a hearing on May 13, 2016. On January 6, 2016, the Company and the individual defendants filed a motion for judgment on the pleadings seeking that the action be dismissed for lack of subject-matter jurisdiction, which was denied by the court on April 1, 2016.

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
On January 28, 2015, certain of the Company’s officers and directors were named as defendants in a putative derivative action filed in the Superior Court of California, County of Santa Clara. On April 21, 2015, a substantially similar lawsuit was filed in the same court against the same defendants. The Company is named as a nominal defendant in both actions. The actions were consolidated and a consolidated complaint was filed on June 15, 2015, purporting to allege claims for breach of fiduciary duty and unjust enrichment. On July 15, 2015, defendants filed demurrers to the consolidated complaint. On December 4, 2015, the court sustained, with leave to amend, defendants’ demurrers on the basis that plaintiffs had failed adequately to allege derivative standing. Plaintiffs filed an amended complaint on May 3, 2016. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
On December 15, 2015, a lawsuit was filed in the Delaware Court of Chancery by a purported stockholder against the Company, seeking production of certain books and records pursuant to Delaware law. The action was dismissed with prejudice on April 25, 2016.
In February 2016, a lawsuit was filed in the Superior Court of California, County of Santa Clara, by one of the plaintiffs in the aforementioned putative derivative action against the Company, seeking production of certain books and records pursuant to Delaware and California law. At a hearing on May 3, 2016, the court indicated that it would adopt a tentative ruling sustaining the Company's demurrer to the petition and dismissing the action.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through March 31, 2016, there have been no claims under any indemnification provisions.
10. Common Shares Reserved for Issuance
We have 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share authorized, none of which were issued and outstanding as of March 31, 2016 or December 31, 2015.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of March 31, 2016 and December 31, 2015. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.
We had reserved shares of common stock for issuance as follows (in thousands):

	As of March 31, 2016	As of December 31, 2015
Reserved under stock award plans	44,443	38,500
Convertible Senior Notes	15,141	15,141
ESPP	4,830	3,214
Total	64,414	56,855

11. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Awards granted under the 2013 Plan vest over the periods determined by the Board of Directors or compensation committee of the Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant's service for so long as such stock remains unvested. Approximately 10.1 million shares and 7.2 million shares of our common stock were reserved for future grants as of March 31, 2016 and December 31, 2015, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of 4,830,720 shares and 3,214,287 shares of common stock were available for future issuance as of March 31, 2016 and December 31, 2015, respectively, under our ESPP.
From time to time, we also grant restricted common stock or restricted stock awards outside of our equity incentive plans to certain employees in connection with acquisitions.
Stock Option Activity
A summary of the activity for our stock option changes during the reporting period and a summary of information related to options vested and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2015	11,494	$10.67		6.9	$149,157
Granted	—	—	$—
Exercised	(601)	4.73			7,063
Cancelled	(266)	16.99
Balance — March 31, 2016	10,627	$10.84		6.5	$110,382
Options exercisable — March 31, 2016	7,466	$9.28		6.2	$84,211
Restricted Stock Award (RSA) and Restricted Stock Unit (RSU) Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting period and a summary of information related to unvested restricted common stock, RSAs and RSUs and those expected to vest based on the achievement of a performance condition are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2015	20,054	$33.68	1.6	$415,912
Granted	6,496	12.56
Vested	(1,475)	40.45
Cancelled	(1,179)	34.29
Unvested balance — March 31, 2016	23,896	$26.82	1.6	$429,886
Unvested awards for which the requisite service period has not been rendered but that are expected to vest based on the achievement of a performance condition — March 31, 2016	7,030	$21.49	1.6	$126,465

Included in the approximately 6.5 million shares granted in the table above are 3.6 million shares granted to employees in connection with acquisitions.
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
Stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of product revenue	$667	$268
Cost of subscription and services revenue	9,601	6,378
Research and development	24,430	16,035
Sales and marketing	16,154	16,454
General and administrative	13,215	10,740
Total	$64,067	$49,875
As of March 31, 2016, total compensation cost related to stock-based awards not yet recognized was $527.7 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately three years.
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
We recognized a benefit from income taxes of $10.0 million for the three months ended March 31, 2016 and a provision for income taxes of $1.0 million for the three months ended March 31, 2015. The tax benefit for the three months ended March 31, 2016 is primarily due to the release of the U.S. valuation allowance on the U.S. deferred tax assets resulting from recording a deferred tax liability on the acquisition-related intangibles for which no benefit will be derived, partially offset by foreign and state income taxes. The tax provision for the three months ended March 31, 2015 is primarily due to foreign and state income taxes.
13. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and warrants. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for the three months ended March 31, 2016 and 2015, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(155,900)	$(133,964)
Denominator:
Weighted average number of shares outstanding—basic and diluted	158,781	151,651
Net loss per share—basic and diluted	$(0.98)	$(0.88)

The following outstanding options and unvested shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2016	2015
Options to purchase common stock	10,627	15,403
Unvested early exercised common shares	647	1,959
Unvested restricted stock awards and units	23,896	9,936
Convertible senior notes	15,141	—
ESPP shares	667	312
14. Employee Benefit Plan
401(k) Plan
We have established a 401(k) tax-deferred savings plan (the “401(k) Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. All participants’ interests in their deferrals are 100% vested when contributed. We are responsible for administrative costs of the 401(k) Plan and have made no matching contributions into our 401(k) Plan since inception. Under the 401(k) Plan, pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed, and all contributions are deductible by us when made.
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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue:
United States	$115,852	$89,189
EMEA	24,442	16,792
APAC	21,823	13,721
Other	5,849	5,668
Total revenue	$167,966	$125,370
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of March 31, 2016	As of December 31, 2015
Property and Equipment, net:
United States	$58,099	$57,537
International	23,225	20,831
Total property and equipment, net	$81,324	$78,368
For the three months ended March 31, 2016, one distributor represented 17% and one reseller represented 11% of the Company's total revenue. For the three months ended March 31, 2015, one distributor represented 13% and one reseller represented 11% of the Company's total revenue. As of March 31, 2016, no customer represented 10% or more of the Company's net accounts receivable balance. As of December 31, 2015, two distributors represented 20% and 12%, respectively, of the Company's net accounts receivable balance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 26, 2016. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements regarding:

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
Overview
We provide a comprehensive cybersecurity solution for detecting, preventing, analyzing and resolving today's advanced cyber-attacks that evade legacy signature-based security products. To address the shortcomings of signature-based security solutions, we developed a new threat prevention platform based on our purpose-built, virtual machine-based detection engine, MVX. Our comprehensive platform combines our MVX virtual execution engine and our cloud-based threat intelligence network to identify previously unknown threats and protect organizations at all stages of the attack lifecycle. Our cybersecurity platform includes a family of software-based appliances, endpoint agents, cloud-based subscription services, support and maintenance and professional consulting services. Our principal threat prevention appliance families address critical vectors of attack: Web, email, file, endpoint and mobile. Our products initially require a mandatory subscription agreement that provides access to our DTI cloud which distributes updated intelligence throughout the network to provide real-time detection of advanced attacks, and we offer optional subscription services that provide additional support and functionality. We also offer a cloud-based threat analysis platform that allows IT security analysts to analyze and prioritize attack alerts from security devices utilizing our repository of dynamic and contextual threat intelligence. Additionally, we provide a family of forensic and analysis appliances and agents to enable investigation and remediation of breaches. With our team of highly skilled professional services experts, we provide incident response, security program assessment and other consulting services, as well as our FireEye-as-a-Service subscription services for management of our devices and comprehensive monitoring of attacks based on our threat intelligence and security expertise. Our adaptive approach to cybersecurity represents a paradigm shift in how IT security has been conducted since the earliest days of the information technology industry, and we believe it is imperative for organizations to invest in this new approach to protect their critical assets from the global pandemic of cybercrime, hacktivism, cyber-espionage and cyber-warfare.
Our Business Model
We generate revenue from sales of our products, subscriptions and services. Our product revenue consists primarily of revenue from the sale of our threat prevention platform of vector-specific appliances, consisting of Network Threat Prevention, Email Threat Prevention, Endpoint Threat Prevention, File Content Security and Mobile Threat Prevention. We also offer security management and analysis products including our Central Management System, Threat Analytics Platform and Malware Analysis System, and security forensics products including our Network Forensics Platform, Investigation Analysis System and Mandiant Intelligent Response. We offer this portfolio as a complete solution to protect customers from the next generation of cyber-attacks at all stages of the attack lifecycle and across all primary threat vectors, including web, email, file, endpoint and mobile. Because the typical customer has more web entry points to protect than email and file entry points, customers that purchase our threat prevention portfolio generally purchase more Network Threat Prevention appliances than any other appliance. As a result, Network Threat Prevention revenue accounts for the largest portion of our threat prevention product revenue. In addition, because most malicious attacks occur through the web threat vector, smaller customers and customers who do not have the budget to purchase the full threat prevention portfolio often only purchase Network Threat Prevention appliances. Revenue from sales of our appliances is recognized at the time of shipment.
We require customers to purchase a subscription to our DTI cloud and support and maintenance services when they purchase any part of our product portfolio. Our customers generally purchase these subscriptions and services for a one or three year term, and revenue from such subscriptions is recognized ratably over the subscription period. Sales of these subscriptions and services have increased our deferred revenue. As of March 31, 2016 and December 31, 2015, our total deferred revenue was $566.1 million and $527.0 million, respectively. Amortization of this growing deferred revenue has contributed to the increase in our subscription and services revenue as a percentage of total revenue. For the three months ended March 31, 2016 and 2015, subscription and services revenue as a percentage of total revenue was 80% and 68%, respectively. While most of the growth in our subscription and services revenue during such years relates to the amortization of the initial subscription and services agreements, renewals of such agreements have also contributed to this growth. Our renewal rate for subscriptions expiring in the 12 months ended March 31, 2016 was in excess of 90%, and we expect to maintain high renewal rates in the future due to the significant value we believe these subscriptions and services add to the efficacy of our product portfolio.
We also offer FireEye-as-a-Service, which, depending on the customer, may include our Network Platform, Endpoint Security Platform and Network Forensics Platform solutions, managed by our security experts through our security operations centers around the world. Revenue from this service is recognized ratably over the period the service is provided; typically one to three years. In addition to our product and subscription services, we offer professional services, including incident response and related consulting services for our customers who have experienced a cybersecurity breach or require assistance assessing the vulnerability of their networks. Revenue from these services is recognized as delivered.

Key Business Metrics
We monitor the key business metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue and gross margin below under “Components of Operating Results.” Deferred revenue, billings (a non-GAAP metric), net cash flow provided by (used in) operating activities, and free cash flow (a non-GAAP metric) are discussed immediately below the following table.

	Three Months Ended or As of
	March 31,
	2016	2015
	(Dollars in thousands)
Product revenue	$33,707	$40,237
Subscription and services revenue	134,259	85,133
Total revenue	$167,966	$125,370
Year-over-year percentage increase	34%	69%
Gross margin percentage	57%	58%
Deferred revenue, current	$329,095	$217,211
Deferred revenue, non-current	$236,987	$161,553
Billings (non-GAAP)	$185,963	$151,591
Net cash used in operating activities	$(22,516)	$(3,216)
Free cash flow (non-GAAP)	$(36,773)	$(15,885)
Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenue as of period end. The majority of our deferred revenue consists of the unamortized balance of revenue from subscriptions to our DTI cloud, FireEye-as-a-Service offerings and support and maintenance contracts. Because invoiced amounts for subscriptions and services can be for multiple years, we classify our deferred revenue as current or non-current depending on when we expect to recognize the related revenue. If the deferred revenue is expected to be recognized within 12 months it is classified as current, otherwise, the deferred revenue is classified as non-current. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. For the three months ended March 31, 2016, deferred revenue includes $21.1 million assumed in connection with acquisitions.
Billings. Billings are a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles, or GAAP, plus the change in deferred revenue from the beginning to the end of the period. We consider billings to be a useful metric for management and investors, as a supplement to the corresponding GAAP measure, because billings drive deferred revenue, which is an important indicator of the health and visibility of trends in our business, and represents a significant percentage of future revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. For the three months ended March 31, 2016, billings are adjusted to account for $21.1 million of deferred revenue assumed in connection with acquisitions. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenue	$167,966	$125,370
Add: Deferred revenue, end of period	566,082	378,764
Less: Deferred revenue, beginning of period	526,998	352,543
Less: Deferred revenue assumed through acquisitions	21,087	—
Billings (non-GAAP)	$185,963	$151,591
Net cash provided by (used in) operating activities. We monitor net cash provided by (used in) operating activities as a measure of our overall business performance. Our net cash provided by (used in) operating activities is driven in large part by sales of our products and from up-front payments for both subscriptions and support and maintenance services. Monitoring net cash provided by (used in) operating activities enables us to analyze our financial performance without the non-cash effects of certain items, such as depreciation, amortization, and stock-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.

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

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flow used in operating activities	$(22,516)	$(3,216)
Less: purchase of property and equipment and demonstration units	14,257	12,669
Free cash flow (non-GAAP)	$(36,773)	$(15,885)
Net cash used in investing activities	$(197,347)	$(18,241)
Net cash (used in) provided by financing activities	$(7,126)	$11,870
Factors Affecting our Performance
Market Adoption. We rely on market education to raise awareness of today’s next-generation cyber attacks and articulate the need for our virtual machine-based security solution and, in particular, the reasons to purchase our products. Our prospective customers often do not have a specific portion of their IT budgets allocated for products that address the next generation of advanced cyber attacks. We invest heavily in sales and marketing efforts to increase market awareness, educate prospective customers and drive adoption of our solution. This market education is critical to creating new IT budget dollars or allocating IT budget dollars across enterprises and governments for next-generation threat protection solutions and, in particular, our platform. Our investment in market education has also increased awareness of us and our solution in international markets. However, we believe that we will need to invest additional resources in targeted international markets to drive awareness and market adoption. The degree to which prospective customers recognize the mission critical need for next-generation threat protection solutions, and subsequently allocate budget dollars for our platform, will drive our ability to acquire new customers and increase renewals and follow-on sales opportunities, which, in turn, will affect our future financial performance.
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
Renewal Rates. New or existing customers that purchase one of our appliances are required to purchase a one or three year subscription to our DTI cloud and support and maintenance services. New or existing customers that purchase our Security Forensic Products System or Central Management System appliances are required to purchase support and maintenance services for a term of one or three years.
We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. We calculate our renewal rate by dividing the number of renewing customers that were due for renewal in any rolling 12 month period by the number of customers that were due for renewal in that rolling 12 month period. Our renewal rate for subscriptions expiring in the 12 months ended March 31, 2016 was in excess of 90%. These high renewal rates are primarily attributable to the incremental value added to our appliances by our cloud subscriptions, support and maintenance services and other professional services. As cloud subscriptions, support and maintenance services and other professional services represented 80% and 68% of our total revenue during the three months ended March 31, 2016 and 2015, respectively, we expect our ability to maintain high renewal rates for these subscriptions and services to have a material impact on our future financial performance.
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
Components of Operating Results
Revenue
We generate revenue from the sales of our products, subscriptions and services. As discussed further in “Critical Accounting Policies and Estimates−Revenue Recognition” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.

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

•
Research and development. Research and development expense consists primarily of personnel costs and allocated overhead. Research and development expense also includes prototype related expenses. We expect research and development expense to continue to increase in absolute dollars, primarily due to the full period impact of past investments, as well as recent acquisitions, as we continue to introduce new products, enhance our current product capabilities, address new threat vectors and access new customer markets, although such expense is expected to decline as a percentage of total revenue.

•
Sales and marketing. Sales and marketing expense consists primarily of personnel costs, incentive commission costs and allocated overhead. We expense commission costs as incurred. Sales and marketing expense also includes costs for market development programs, promotional and other marketing activities, travel, office equipment, depreciation of proof-of-concept evaluation units and outside consulting costs. We expect sales and marketing expense to continue to increase in absolute dollars as we expand our international operations, although such expense is expected to decline as a percentage of total revenue.

•
General and administrative. General and administrative expense consists of personnel costs, professional services and allocated overhead. General and administrative personnel include our executive, finance, human resources, facilities and legal organizations. Professional services consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to continue to increase in absolute dollars as we continue to grow our operation and internal infrastructure, although such expense is expected to decline as a percentage of total revenue.

•
Restructuring charges. In February 2016, we initiated a series of business restructuring plans to reduce our cost structure and improve efficiency. The expenses incurred primarily consisted of employee severance charges related to workforce reductions, and real estate and related fixed asset charges for the consolidation of certain leased facilities. We expect to incur additional restructuring costs through the second quarter of 2016 as part of these restructuring plans. We did not incur any expenses related to restructuring activities in 2015.

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
Other Income (Expense), Net
Other income (expense), net includes gains or losses on the disposal of fixed assets, foreign currency re-measurement gains and losses and foreign currency transaction gains and losses. We expect other income (expense), net to fluctuate depending primarily on foreign exchange rate movements.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. Income in certain countries may be taxed at statutory tax rates that are lower than the U.S. statutory tax rate. As a result, our overall effective tax rate over the long term may be lower than the U.S. federal statutory tax rate due to a larger proportion of net income that was subject to foreign income tax rates that are lower than the U.S. federal statutory rate.

Results of Operations
The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	2016		2015
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars In thousands)
Revenue:
Product	$33,707	20%	$40,237	32%
Subscription and services	134,259	80	85,133	68
Total revenue	167,966	100	125,370	100
Cost of revenue:
Product	17,133	10	15,200	12
Subscription and services	54,297	33	36,851	30
Total cost of revenue	71,430	43	52,051	42
Total gross profit	96,536	57	73,319	58
Operating expenses:
Research and development	85,983	51	65,605	52
Sales and marketing	123,028	73	107,595	86
General and administrative	42,256	25	32,607	26
Restructuring charges	1,670	1	—	—
Total operating expenses	252,937	150	205,807	164
Operating loss	(156,401)	(93)	(132,488)	(106)
Interest income	1,465	1	269	—
Interest expense	(11,809)	(7)	—	—
Other income (expense), net	815	—	(768)	—
Loss before income taxes	(165,930)	(99)	(132,987)	(106)
Provision for (benefit from) income taxes	(10,030)	(6)	977	1
Net loss attributable to common stockholders	$(155,900)	(93)%	$(133,964)	(107)%
Comparison of the Three Months Ended March 31, 2016 and 2015
Revenue

	Three Months Ended March 31,
	2016		2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$33,707	20%	$40,237	32%	$(6,530)	(16)%
Subscription and services	134,259	80	85,133	68	49,126	58
Total revenue	$167,966	100%	$125,370	100%	$42,596	34%
Revenue by geographic region:
United States	$115,852	69%	$89,189	71%	$26,663	30%
EMEA	24,442	15	16,792	13	7,650	46
APAC	21,823	13	13,721	11	8,102	59
Other	5,849	3	5,668	5	181	3
Total revenue	$167,966	100%	$125,370	100%	$42,596	34%

Product revenue decreased by $6.5 million, or 16%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in product revenue is primarily due to a shift in customer buying preferences away from appliance-based solutions to cloud-based and cloud-enabled subscriptions, including security delivered as a service. As a result, sales of our Email Threat Prevention appliance declined, reflecting the increased adoption of our cloud-based Email Threat Prevention (ETP) solution. These declines were partially offset by increased sales of our Endpoint Threat Prevention and Network Forensics products during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, although our Network Threat Prevention product continued to account for the largest portion of our product revenue. This reflects the fact that customers that purchase our product portfolio generally purchase more Network Threat Prevention appliances than our other appliances, as their networks typically have more Web entry points than email or file entry points to protect.
Subscription and services revenue increased by $49.1 million, or 58%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase is comprised of an increase in subscription revenue of $30.8 million, which included $9.4 million of revenue attributable to iSIGHT, an increase in support and maintenance revenue of $9.3 million and an increase in professional services revenue of $9.0 million. The increase in subscription revenue of $30.8 million and the increase in support and maintenance revenue of $9.3 million is primarily due to an increase in initial customer purchases of $23.2 million and an increase in the amortization of deferred subscription and support and maintenance revenue related to renewals of $16.9 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Given our high renewal rate, we expect revenue from the amortization of deferred subscription and services revenue related to renewals to increase as a percentage of our total revenue from deferred subscription and services revenue. Our renewal rate for subscription and services agreements expiring in the 12 months ended March 31, 2016 was in excess of 90%.
Our international revenue increased $15.9 million, or 44%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, which reflects our increasing international market presence.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2016		2015		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$17,133		$15,200		$1,933	13%
Subscription and services	54,297		36,851		17,446	47
Total cost of revenue	$71,430		$52,051		$19,379	37%
Gross margin:
Product		49%		62%
Subscription and services		60%		57%
Total gross margin		57%		58%
The cost of product revenue increased $1.9 million, or 13%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in cost of product revenue was primarily due to approximately $1.0 million of one-time costs.
The cost of subscription and services revenue increased $17.4 million, or 47%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in cost of subscription and services revenue was driven by a $10.2 million increase in personnel costs, largely as a result of a 56% increase in headcount, of which 25% is attributable to the acquisition of iSIGHT, as well as a $3.2 million increase in stock-based compensation charges. Additionally, $2.4 million of the increase was driven by higher facility and IT costs, and $2.3 million of the increase was due to amortization of intangible assets obtained through our recent acquisitions.
Gross margin slightly decreased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due to a decrease in product margins, partially offset by an increase in subscription and services margins. This was driven by a lower volume of appliance shipments and $1.0 million of one-time costs, as well as a shift in customer buying preferences away from appliance based solutions to cloud-based and cloud-enabled subscriptions, including security delivered as a service.

Operating Expenses

	Three Months Ended March 31,
	2016		2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$85,983	51%	$65,605	52%	$20,378	31%
Sales and marketing	123,028	73	107,595	86	15,433	14
General and administrative	42,256	25	32,607	26	9,649	30
Restructuring charges	1,670	1	—	—	1,670	100
Total operating expenses	$252,937	150%	$205,807	164%	$47,130	23%
Includes stock-based compensation expense of:
Research and development	$24,430		$16,035
Sales and marketing	16,154		16,454
General and administrative	13,215		10,740
Total	$53,799		$43,229
Research and Development
Research and development expense increased $20.4 million, or 31%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was driven by a $16.9 million increase in personnel costs, largely as a result of a 45% increase in headcount, of which 17% is attributable to the acquisitions of iSIGHT and Invotas, as well as an $8.4 million increase in stock-based compensation charges. Additionally, $1.6 million of the increase was driven by higher facility and IT costs.
Sales and Marketing
Sales and marketing expense increased $15.4 million, or 14%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was driven by a $10.0 million increase in personnel costs due to a 23% increase in headcount. Additionally, $2.5 million of the increase was driven by higher facility and IT costs, and $1.7 million of the increase was for marketing costs due to the timing of industry conferences.
General and Administrative
General and administrative expense increased $9.6 million, or 30%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was driven by a $5.6 million increase in personnel costs, largely as a result of a 38% increase in headcount, as well as a $2.5 million increase in stock-based compensation charges. Additionally, $3.8 million of the increase was due to fees for legal and other professional services, primarily related to our recent acquisitions.
Restructuring Charges
During the three months ended March 31, 2016, we incurred restructuring charges of approximately $1.7 million, which primarily related to employee severance charges under our workforce reduction plans initiated in February 2016 to reduce our cost structure and improve efficiency. We incurred no restructuring expenses during the three months ended March 31, 2015.
Interest Income

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Interest income	$1,465	$269	$1,196	445%
Interest income increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to higher average balances in our cash and cash equivalents and investments.

Interest Expense

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Interest expense	$(11,809)	$—	$11,809	100%
Interest expense increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to interest expense from the Convertible Senior Notes issued in June 2015.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Other income (expense), net	$815	$(768)	$(1,583)	(206)%
Other income (expense), net changed to income from expense for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to foreign currency transaction gains as a result of higher cash balances for our international entities, combined with favorable changes in foreign currency exchange rates.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(10,030)	$977
Effective tax rate	6%	(1)%
The change to a benefit from income taxes during the three months ended March 31, 2016 from a provision for income taxes during the three months ended March 31, 2015 is primarily due to the release of the U.S. valuation allowance on the U.S. deferred tax assets resulting from recording a deferred tax liability on the acquisition-related intangibles for which no benefit will be derived, partially offset for foreign and state income taxes. We continue to maintain a full valuation allowance on all of our U.S. and Singapore-based deferred tax assets to the extent that deferred tax liabilities are not available as a source of income as of March 31, 2016.
Liquidity and Capital Resources

	As of March 31, 2016	As of December 31, 2015
	(In thousands)
Cash and cash equivalents	$175,113	$402,102
Short-term investments	$746,027	$767,775

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash used in operating activities	$(22,516)	$(3,216)
Cash used in investing activities	(197,347)	(18,241)
Cash (used in) provided by financing activities	(7,126)	11,870
Net decrease in cash and cash equivalents	$(226,989)	$(9,587)

As of March 31, 2016, our cash and cash equivalents of $175.1 million were held for working capital, capital expenditures, investment in technology and business acquisition purposes, of which approximately $51.2 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2016 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
In February 2016, we acquired Invotas, a provider of security automation and orchestration technology. We paid upfront cash consideration of $17.7 million and issued 742,026 shares of our common stock with an estimated fair value of $11.1 million.
In January 2016, we acquired iSIGHT, one of the world’s leading providers of cyber threat intelligence for global enterprises. We paid upfront cash consideration of $192.8 million, incurred liabilities of $35.6 million contingent upon the achievement of a threat intelligence bookings target on or before the end of the second quarter of 2018, and issued 1,793,305 shares of our common stock with an estimated fair value of $28.2 million.
In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the “Series A Notes”) and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the “Series B Notes” and together with the Series A Notes, the “Convertible Senior Notes”), in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended. We received total net proceeds after the initial purchasers' discount and issuance costs of $896.5 million. In connection with the issuance of the Convertible Senior Notes, we also entered into privately negotiated prepaid forwards (each a “Prepaid Forward”) with one of the initial purchasers of the Convertible Senior Notes, pursuant to which we purchased approximately $150.0 million worth of our common stock (equivalent to approximately 3.3 million shares) for settlement on or around June 1, 2020 and June 1, 2022, respectively, subject to any early settlement in whole or in part of each Prepaid Forward.
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
Operating Activities
During the three months ended March 31, 2016, our operating activities used cash of $22.5 million. We incurred a net loss of $155.9 million, which included net non-cash expenses of $93.4 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities provided cash of $40.0 million, primarily sourced from deferred revenue for $18.0 million, as a result of increases in sales of subscriptions and support and maintenance services, and sourced from accounts receivable for $43.1 million, resulting from increased collections which benefited from the restructuring of programs to incentivize early payment. These sources of cash were partially offset by the use of cash related to current liabilities of $19.2 million, which included the payment of $7.7 million for transaction costs incurred by iSIGHT and Invotas prior to acquisition.
During the three months ended March 31, 2015, our operating activities used cash of $3.2 million. We incurred a net loss of $134.0 million, which included net non-cash expenses of $77.0 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities provided cash of $53.7 million, primarily sourced from accounts receivable for $32.7 million, resulting from increased collections, and sourced from deferred revenue for $26.2 million, as a result of increases in sales of subscriptions and support and maintenance services. These sources of cash were partially offset by the use of cash related to current liabilities of $4.8 million primarily related to the timing of payments to vendors and employees.
Investing Activities
Cash used in investing activities during the three months ended March 31, 2016 was $197.3 million, primarily for the acquisitions of iSIGHT and Invotas and, to a lesser extent, capital expenditures to purchase property and equipment and demonstration units, partially offset by net redemptions of short-term investments.
Cash used in investing activities during the three months ended March 31, 2015 was $18.2 million, primarily for capital expenditures to purchase property and equipment and demonstration units, as well as net purchases of short-term investments.
Financing Activities
During the three months ended March 31, 2016, financing activities used $7.1 million in cash, primarily for the repayment of debt assumed through acquisitions, partially offset by proceeds from the exercise of employee stock options.
During the three months ended March 31, 2015, financing activities provided $11.9 million in cash due to proceeds from the exercise of employee stock options.

Contractual Obligations and Commitments
There have been no significant changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K filed with the SEC on February 26, 2016, except for those disclosed in Note 9 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
There have been no significant changes to any significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on February 26, 2016, except with respect to changes in our policy on Stock-Based Compensation. See Note 1 Description of Business and Summary of Significant Accounting Policies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q for these changes.
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
Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee, British Pound Sterling, Japanese Yen and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at March 31, 2016 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $921.1 million as of March 31, 2016, consisting of bank deposits, money market funds, certificates of deposit and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Convertible Senior Notes have fixed interest rates at 1.00% and 1.625%. The fair value of the Convertible Senior Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of March 31, 2016, the fair value of our Convertible Senior Notes was approximately $762.9 million.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the "Litigation" subheading in Note 9 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A.  Risk Factors
Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. Please see page 21 of this Quarterly Report on Form 10-Q for a discussion of forward-looking statements that are qualified by these risk factors. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.
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
Our headcount increased from approximately 2,500 employees as of December 31, 2014 to approximately 3,400 employees as of March 31, 2016, and our number of end-customers increased from over 3,100 to approximately 4,700 during that same time period. This rapid growth has placed significant demands on our management and our operational and financial infrastructure. To improve our infrastructure, we continue to enhance our enterprise resource planning system, including revenue recognition and management software, and implement and enhance additional systems and controls. There is no assurance that we will be able to successfully scale improvements to our enterprise resource planning system or implement or scale improvements to our other systems, processes and controls in a manner that keeps pace with our growth or that such systems, processes and controls will be effective in preventing or detecting errors, omissions or fraud.
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

•
the cost and potential outcomes of existing and future litigation, including, without limitation, the purported stockholder lawsuits described under the "Litigation" subheading in Note 9 Commitments and Contingencies contained in the "Notes to Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q;

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
We have incurred operating losses each year since 2004, including net losses of $155.9 million and $134.0 million during the three months ended March 31, 2016 and 2015, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in research and development of our technologies. These efforts may be more costly than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or size of the IT security market, particularly the market for solutions that target the next generation of advanced cyber attacks, or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.
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
Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization, including key employees obtained through our acquisitions. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area and the Washington D.C. Area, where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting or retaining qualified personnel to fulfill our current or future needs. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our platform. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, including key employees obtained through our acquisitions, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. Also, to the extent we hire employees from mature public companies with significant financial resources, we may be subject to allegations that such employees have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product.
We recently announced management succession plans, which will become effective in June 2016, involving the transition of our Chief Executive Officer and Chairman of the Board to the role of Executive Chairman of the Board, the transition of our President to the role of Chief Executive Officer, the transition of our President of Mandiant Consulting and iSIGHT Intelligence to the role of President of FireEye, and the appointment of our Chief Financial Officer to the additional role of Chief Operating Officer. Leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. Our success depends in part on having a successful leadership team. If we cannot effectively manage the leadership transitions and management changes, it could make it more difficult to successfully operate our business and pursue our business goals.
In addition, we believe that it is important to establish and maintain a corporate culture that facilitates the maintenance and transfer of institutional knowledge within our organization and also fosters innovation, teamwork, a passion for customers and a focus on execution. Our Chief Executive Officer, our President, our Chief Financial Officer, our Executive Vice President of Worldwide Field Sales, our Executive Vice President of Global Engineering & Security Products and certain other key members of our management and finance teams have only been working together for a relatively short period of time. If we are not successful in integrating these key employees into our organization, such failure could delay or hinder our product development efforts and the achievement of our strategic objectives, which could adversely affect our business, financial condition and results of operations.
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
Subscription and services revenue accounts for a significant portion of our total revenue, comprising 80% and 68% for the three months ended March 31, 2016 and 2015, respectively. Sales of new or renewal subscription and service contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and subscriptions, the actual or perceived efficacy of our security solutions, the prices of our products and subscriptions, the prices of products and subscriptions offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and service contracts decline, our revenue and revenue growth rate may decline and adversely affect our business. In addition, we recognize subscription and service revenue ratably over the term of the relevant service period, which is generally between one to five years. As a result, much of the subscription and service revenue we report each quarter is derived from subscription and service contracts that we sold in prior quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant decreases in the market acceptance of, or demand for, our subscriptions or services may not be immediately apparent from our results of operations until future periods. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new and renewal subscription contracts must be recognized ratably over the applicable service period. Furthermore, any increases in the average term of subscriptions contracts would result in revenue for those subscription contracts being recognized over longer periods of time.

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
For example, with regard to transfers of personal data from our European customers and employees to the U.S., we have historically relied on compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to by the U.S. Department of Commerce, and the EU and Switzerland, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S. In a recent ruling by the EU Court of Justice in Case C-362/14 (Schrems v. Data Protection Commissioner), or the ECJ Ruling, the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with restrictions under EU law regarding the transfer of personal data outside of the EEA. EU and U.S. political authorities reached political agreement in February 2016 regarding the U.S.-EU Privacy Shield, which would provide a new mechanism for companies to transfer EY personal data to the United States. It is unclear, however, whether the U.S.-EU Privacy Shield will be formally adopted or whether it will be appropriate for us to rely upon the U.S.-EU Privacy Shield. In light of the ECJ Ruling, we are engaging in measures to legitimize our transfers of personal data from the EEA to the United States, and may find it necessary or desirable to make other changes to our personal data handling. We may be unsuccessful in establishing legitimate means for us to transfer such personal data from the EEA or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by European customers to use our solutions due to potential risk exposure as a result of the ECJ Ruling. We and our customers may face a risk of enforcement actions taken by EU data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under applicable EU data protection law.
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
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Since the date of our initial public offering, the price of our common stock has ranged from $11.35 to $97.35 through May 2, 2016, and the last reported sale price on May 2, 2016 was $17.24. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
On January 14, 2016, we issued 1,793,305 shares of our common stock as partial consideration for our acquisition of iSIGHT Security, Inc. (d/b/a iSIGHT Partners, Inc.) (“iSIGHT”). No such shares will be distributed to the former stockholders of iSIGHT, if at all, until the final determination of the achievement of a threat intelligence bookings target on or before the end of our tenth consecutive fiscal quarter following the closing date of the acquisition.
On February 1, 2016, as partial consideration for our acquisition of Invotas International Corporation (“Invotas”), we issued 742,026 shares of our common stock to the holders of capital stock of Invotas.
The issuance of the shares in each of the foregoing acquisitions was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, on the basis that, among other factors: (1) each of the potential recipients of the shares in the case of the iSIGHT acquisition and the actual recipients of the shares in the case of the Invotas acquisition (all such potential recipients and actual recipients being collectively referred to hereinafter as “Securityholders”) represented that they were an “accredited investor” within the meaning of Rule 501(a) of Regulation D; (2) there was no general solicitation or advertising in connection with the issuance of the shares; (3) each of the Securityholders represented that such Securityholder understood that the shares had not been registered under the Securities Act or any state securities laws and may not be offered for sale, sold, assigned or transferred in the absence of registration or an applicable exemption from registration requirements; (4) each Securityholder received or had access to required information and had an opportunity to obtain additional information about us a reasonable period of time prior to the issuance of the shares; and (5) appropriate legends were placed upon the book-entry positions representing the shares.
Issuer Purchases of Equity Securities
No shares of our common stock were repurchased during the three months ended March 31, 2016.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1+
Agreement and Plan of Merger, dated as of January 14, 2016, by and among the Registrant, Iris Merger Corporation, iSIGHT Security, Inc. and Shareholder Representative Services LLC (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on January 20, 2016)

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

FIREEYE, INC.

Dated: May 6, 2016	By:	/s/ Michael J. Berry
Michael J. Berry
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1+
Agreement and Plan of Merger, dated as of January 14, 2016, by and among the Registrant, Iris Merger Corporation, iSIGHT Security, Inc. and Shareholder Representative Services LLC (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on January 20, 2016)

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