Form 10-Q
period 2016-06-30
FireEye, Inc.
filed 2016-08-05
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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

The number of shares of the registrant's common stock outstanding as of August 1, 2016 was 169,677,266.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$183,993	$402,102
Short-term investments	732,829	767,775
Accounts receivable, net of allowance for doubtful accounts of $1,796 and $2,021 at June 30, 2016 and December 31, 2015, respectively	124,281	172,752
Inventories	9,981	13,747
Prepaid expenses and other current assets	29,094	30,883
Total current assets	1,080,178	1,387,259
Property and equipment, net	73,386	78,368
Goodwill	977,964	750,288
Intangible assets, net	276,380	214,560
Deposits and other long-term assets	11,939	10,998
TOTAL ASSETS	$2,419,847	$2,441,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,444	$43,650
Accrued and other current liabilities	27,973	29,820
Accrued compensation	105,058	79,294
Deferred revenue, current portion	342,527	305,169
Total current liabilities	508,002	457,933
Convertible senior notes, net	723,868	706,198
Deferred revenue, non-current portion	244,924	221,829
Other long-term liabilities	9,823	11,141
Total liabilities	1,486,617	1,397,101
Commitments and contingencies (NOTE 9)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 169,541 shares and 161,643 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	17	16
Additional paid-in capital	2,587,963	2,403,088
Treasury stock, at cost; 3,333 shares as of June 30, 2016 and December 31, 2015	(150,000)	(150,000)
Accumulated other comprehensive income (loss)	413	(2,225)
Accumulated deficit	(1,505,163)	(1,206,507)
Total stockholders’ equity	933,230	1,044,372
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,419,847	$2,441,473
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product	$40,776	$49,696	$74,483	$89,933
Subscription and services	134,265	97,511	268,524	182,644
Total revenue	175,041	147,207	343,007	272,577
Cost of revenue:
Product	15,959	17,101	33,092	32,301
Subscription and services	51,468	39,006	105,765	75,857
Total cost of revenue	67,427	56,107	138,857	108,158
Total gross profit	107,614	91,100	204,150	164,419
Operating expenses:
Research and development	76,372	68,798	162,355	134,403
Sales and marketing	121,405	116,008	244,433	223,603
General and administrative	33,809	34,687	76,065	67,294
Restructuring charges	3,537	—	5,207	—
Total operating expenses	235,123	219,493	488,060	425,300
Operating loss	(127,509)	(128,393)	(283,910)	(260,881)
Interest income	1,627	391	3,092	660
Interest expense	(11,909)	(3,838)	(23,718)	(3,838)
Other expense, net	(1,191)	(806)	(376)	(1,574)
Loss before income taxes	(138,982)	(132,646)	(304,912)	(265,633)
Provision for (benefit from) income taxes	338	927	(9,692)	1,904
Net loss attributable to common stockholders	$(139,320)	$(133,573)	$(295,220)	$(267,537)
Net loss per share attributable to common stockholders, basic and diluted	$(0.86)	$(0.87)	$(1.84)	$(1.75)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	162,045	154,121	160,413	152,890
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(139,320)	$(133,573)	$(295,220)	$(267,537)
Change in net unrealized gains/(losses) on available-for-sale investments, net of tax	475	(434)	2,638	(31)
Comprehensive loss	$(138,845)	$(134,007)	$(292,582)	$(267,568)
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(295,220)	$(267,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,227	54,169
Stock-based compensation	121,547	106,286
Non-cash interest expense related to convertible senior notes	17,669	2,832
Change in fair value of contingent earn-out liability	1,156	—
Deferred income taxes	(11,924)	81
Other	2,541	2,085
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	60,108	86,840
Inventories	1,828	(3,309)
Prepaid expenses and other assets	3,408	(2,354)
Accounts payable	(6,842)	(6,053)
Accrued liabilities	(6,767)	3,891
Accrued transaction costs of acquiree	(7,727)	—
Accrued compensation	(14,412)	(992)
Deferred revenue	39,366	57,348
Other long-term liabilities	(1,606)	2,557
Net cash provided by (used in) operating activities	(35,648)	35,844
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(21,078)	(24,538)
Purchases of short-term investments	(241,249)	(301,213)
Proceeds from maturities of short-term investments	271,599	92,138
Proceeds from sales of short-term investments	4,507	—
Business acquisitions, net of cash acquired	(204,926)	—
Lease deposits	(366)	(786)
Net cash used in investing activities	(191,513)	(234,399)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible senior notes	—	897,000
Prepaid forward stock purchase	—	(150,000)
Repayment of debt of acquired business	(8,842)	—
Payments for contingent earn-outs	(67)	—
Payment related to shares withheld for taxes	(1,124)	(2,027)
Proceeds from employee stock purchase plan	12,684	10,835
Proceeds from exercise of equity awards	6,401	22,864
Net cash provided by financing activities	9,052	778,672
Net change in cash and cash equivalents	(218,109)	580,117
Cash and cash equivalents, beginning of period	402,102	146,363
Cash and cash equivalents, end of period	$183,993	$726,480
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,937	$786
Cash paid for interest	$6,060	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vesting of early exercised stock options	$937	$1,201
Common stock issued in connection with acquisitions	$41,000	$—
Contingent earn-out in connection with acquisitions	$39,088	$—
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$3,958	$3,585
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
In January 2016, we acquired iSIGHT Security, Inc. (d/b/a iSIGHT Partners, Inc.) (“iSIGHT”), one of the world’s leading providers of cyber threat intelligence for global enterprises. We paid upfront cash consideration of $192.8 million, incurred liabilities of $39.1 million contingent upon the achievement of a threat intelligence bookings target on or before the end of the second quarter of 2018, and issued 1,793,305 shares of our common stock with an estimated fair value of $29.9 million.
In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the “Series A Notes”) and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the “Series B Notes” and together with the Series A Notes, the “Convertible Senior Notes”), in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). We recognized total net proceeds after the initial purchasers' discount and issuance costs of $896.5 million. In connection with the issuance of the Convertible Senior Notes, we also entered into privately negotiated prepaid forward stock purchase transactions (each a “Prepaid Forward”) with one of the initial purchasers of the Convertible Senior Notes, pursuant to which we paid approximately $150.0 million. The amount of the prepaid is equivalent to approximately 3.3 million shares which are to be settled on or around June 1, 2020 and June 1, 2022, respectively, subject to any early settlement in whole or part of each Prepaid Forward.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year. The balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for annual consolidated financial statements.
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
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three and six months ended June 30, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015, except with respect to changes in our policy on Stock-Based Compensation.
Stock-Based Compensation
As permitted under ASU 2016-09, we have elected to recognize forfeitures as they occur, and no longer estimate a forfeiture rate when calculating the stock-based compensation for our equity awards.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss (CECL) model. The CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. The guidance is effective for us beginning in the first quarter of 2020. Early adoption beginning in 2019 is permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements, including income taxes, forfeitures and statutory tax withholding requirements. The guidance is effective for us beginning in the first quarter of 2017. Early adoption is permitted. We elected to early adopt this standard in the first quarter of 2016.
As a result of adopting this standard, we have made an accounting policy election to account for forfeitures as they occur. This change has been applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to decrease retained earnings by $3.4 million as of January 1, 2016; the date of adoption. The adoption of this guidance also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid-in capital when the awards vest or are settled, and has been applied on a prospective basis. The adoption of additional amendments related to the timing of when excess tax benefits are recognized and the accounting for minimum statutory withholding tax requirements included in this guidance has no impact on our current condensed consolidated financial statements or on any prior period financial statements presented.
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
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This standard eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under this guidance, measurement-period adjustments will be recognized during the period in which they are determined. We adopted this standard in the first quarter of 2016 and the adoption did not have a material impact on our consolidated financial statements. See Note 5 for details of measurement-period adjustments.

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
During 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. These standards were issued to address implementation issues raised by the FASB-IASB Joint Transition Resource Group for Revenue Recognition (TRG).
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
The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of June 30, 2016				As of December 31, 2015
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$26,218	$—	$—	$26,218	$210,533	$—	$—	$210,533
Total cash equivalents	26,218	—	—	26,218	210,533	—	—	210,533
Short-term investments:
Certificates of deposit	—	14,865	—	14,865	—	19,124	—	19,124
Commercial paper	—	14,901	—	14,901	—	—	—	—
Corporate notes and bonds	—	436,280	—	436,280	—	447,267	—	447,267
U.S. Government agencies	—	266,783	—	266,783	—	301,384	—	301,384
Total short-term investments	—	732,829	—	732,829	—	767,775	—	767,775
Total assets measured at fair value	$26,218	$732,829	$—	$759,047	$210,533	$767,775	$—	$978,308
Liabilities
Contingent earn-out	$—	$—	$40,177	$40,177	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$40,177	$40,177	$—	$—	$—	$—

The estimated fair value of the contingent earn-out incurred in connection with our acquisition of iSIGHT is considered to be a Level 3 measurement due to the use of significant unobservable inputs. The value was determined using a discounted risk-adjusted expected (probability-weighted) cash flow methodology, by applying a real options approach model. The real options approach incorporated management's estimates of expected quarterly growth rates in bookings (63% on average), which could not be corroborated by observable market data, with the volatility of revenue for comparable companies (16.5% on average) and the correlation between comparable companies' quarterly revenue growth and that of the S&P 500 Index (44.7% on average), which are observable in the market, to determine the probability of achieving estimated bookings within the earn-out period of performance (2.5 years). The resulting expected earn-out payment was discounted back to present value using our cost of debt (ranging from 6.3% to 7.1%).
The following is a reconciliation of the Level 3 contingent earn-out liability for the six months ended June 30, 2016 (in thousands):

Amount
Balance at acquisition (January 14, 2016)	$35,588
Measurement period adjustments (1)	3,500
Changes in fair value (2)	1,156
Cash payments	(67)
Balance as of June 30, 2016	$40,177
(1) See Note 5 Business Combinations for adjustments made to initial amounts recorded in our acquisition of iSIGHT.
(2) Changes in fair value are recorded in general and administrative expenses in our condensed consolidated statements of operations.
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a private company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the six months ended June 30, 2016.
The estimated fair value of the Convertible Senior Notes as of June 30, 2016 was determined to be $817.5 million, based on quoted market prices. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

3. Investments
Our investments consisted of the following (in thousands):

	As of June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Short-term investment
Certificates of deposit	$14,840	$26	$(1)	$14,865	$14,865
Commercial paper	14,909	—	(8)	14,901	14,901
Corporate notes and bonds	435,936	461	(117)	436,280	436,280
U.S. Government agencies	266,731	97	(45)	266,783	266,783
Total	$732,416	$584	$(171)	$732,829	$732,829

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Short-term investment
Certificates of deposit	$19,160	$—	$(36)	$19,124	$19,124
Corporate notes and bonds	448,688	—	(1,421)	447,267	447,267
U.S. Government agencies	302,152	2	(770)	301,384	301,384
Total	$770,000	$2	$(2,227)	$767,775	$767,775
The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2016
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$199	$(1)	$—	$—	$199	$(1)
Commercial paper	14,900	(8)	—	—	14,900	(8)
Corporate notes and bonds	151,067	(78)	82,766	(39)	233,833	(117)
U.S. Government agencies	89,573	(44)	8,000	(1)	97,573	(45)
Total	$255,739	$(131)	$90,766	$(40)	$346,505	$(171)

	As of December 31, 2015
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$18,404	$(36)	$—	$—	$18,404	$(36)
Corporate notes and bonds	430,466	(1,407)	16,801	(15)	447,267	(1,422)
U.S. Government agencies	266,541	(761)	8,992	(8)	275,533	(769)
Total	$715,411	$(2,204)	$25,793	$(23)	$741,204	$(2,227)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of June 30, 2016 and December 31, 2015.
The following table summarizes the contractual maturities of our investments at June 30, 2016 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$375,459	$375,429
Due within one to two years	356,957	357,400
Total	$732,416	$732,829
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
During 2015, we invested in a privately held company, obtaining an initial 12.5% ownership interest. This investment is accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the investee, and is classified within deposits and other long-term assets on our condensed consolidated balance sheets. The carrying value of this investment was $1.4 million and $1.8 million as of June 30, 2016 and December 31, 2015, respectively.
4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Computer equipment and software	$135,283	$120,886
Leasehold improvements	43,563	41,626
Furniture and fixtures	14,332	13,470
Machinery and equipment	447	447
Total property and equipment	193,625	176,429
Less: accumulated depreciation	(120,239)	(98,061)
Total property and equipment, net	$73,386	$78,368
Depreciation and amortization expense related to property and equipment and demonstration units during the three months ended June 30, 2016 and 2015 was $13.1 million and $15.3 million, respectively. Depreciation and amortization expense related to property and equipment and demonstration units during the six months ended June 30, 2016 and 2015 was $27.2 million and $29.5 million, respectively.
During the three months ended June 30, 2015, we recognized $1.1 million in accelerated depreciation expense associated with changes in the estimated useful life of certain assets which were replaced in the first quarter of 2016.
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
In connection with this acquisition, we paid upfront cash consideration of $192.8 million, incurred liabilities of $39.1 million contingent upon the achievement of a threat intelligence bookings target on or before the end of the second quarter of 2018, and issued 1,793,305 shares of our common stock with an estimated fair value of $29.9 million, which will be released to former stockholders of iSIGHT upon the achievement of the same threat intelligence bookings target stated above. This resulted in total purchase consideration of $261.8 million. The number of shares was fixed at the completion of the acquisition and is the maximum number of shares that can be released. The contingent earn-out liability is included in accrued compensation on the condensed consolidated balance sheet as of June 30, 2016, and will result in a cash payment of $41.3 million, if and when the threat intelligence bookings target is achieved.
The acquisition of iSIGHT was accounted for in accordance with the acquisition method of accounting for business combinations with FireEye as the accounting acquirer. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, using information currently available to us. During the three months ended June 30, 2016, we finalized our valuation analysis and revised our preliminary estimates of the earn-out liability and related fair value of common stock contingent upon the achievement of a threat intelligence bookings target by $3.5 million and $1.7 million, respectively, resulting in a higher purchase price of $5.2 million. As a result, we also revised our preliminary estimate of customer relationship and content intangible assets by $1.1 million and $1.2 million, respectively, resulting in an additional $0.2 million of intangible amortization. We may continue to adjust the preliminary purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revisions of preliminary estimates.
We expensed the related acquisition costs of $1.9 million in general and administrative expenses. We also assumed and paid liabilities of $7.0 million for transaction costs incurred by iSIGHT prior to acquisition, which were accounted for separate from consideration transferred.

Allocation of the preliminary purchase price of $261.8 million is as follows (in thousands):

Amount
Net tangible liabilities assumed	$(18,375)
Intangible assets	85,100
Deferred tax liability	(11,199)
Goodwill	206,312
Total preliminary purchase price allocation	$261,838
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

	Preliminary Estimated Useful Life (in years)	Amount
Customer relationships	7	$33,700
Content	4	30,100
Developed technology	4-6	17,100
Trade name	5	3,100
Non-competition agreements	2	1,100
Total identifiable intangible assets		$85,100
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
The results of operations of iSIGHT have been included in our condensed consolidated statements of operations from the acquisition date, and contributed $9.4 million to our consolidated revenues and $2.3 million to our consolidated net loss during the three months ended March 31, 2016. Subsequent to March 31, 2016, the operations of iSIGHT were integrated with the Company's operations; however, during the three months ended June 30, 2016, iSIGHT offerings contributed $11.5 million to our consolidated revenues. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.
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
The value of developed technology and in-process research and development (IPR&D) was estimated using the excess earnings method, an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect the fact that certain other assets contribute to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the developed technology and IPR&D, which were discounted at rates of 16% and 17%, respectively.
The results of operations of Invotas have been included in our condensed consolidated statements of operations from the acquisition date, although such results did not have a material impact on our consolidated revenues or net loss during the six months ended June 30, 2016. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.
Goodwill and Purchased Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2016 are as follows (in thousands):

Amount
Balance as of December 31, 2015	$750,288
Goodwill acquired	227,676
Balance as of June 30, 2016	$977,964

Purchased intangible assets consisted of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Developed technology	$102,593	$78,193
Content	158,700	128,600
Customer relationships	109,800	75,300
Contract backlog	12,500	12,500
Trade names	15,500	12,400
Non-competition agreements	1,400	—
Total intangible assets	400,493	306,993
Less: accumulated amortization	(124,113)	(92,433)
Total net intangible assets	$276,380	$214,560
In-process research and development of $2.8 million obtained in our acquisition of Invotas reached technological feasibility during the three months ended June 30, 2016, resulting in its reclassification to developed technology.
Amortization expense of intangible assets during the three months ended June 30, 2016 and 2015 was $16.5 million and $11.8 million, respectively. Amortization expense of intangible assets during the six months ended June 30, 2016 and 2015 was $31.7 million and $23.5 million, respectively.
The expected future annual amortization expense of intangible assets as of June 30, 2016 is presented below (in thousands):

Years Ending December 31,	Amount
2016 (remaining six months)	$32,348
2017	59,118
2018	47,433
2019	45,547
2020	31,171
2021 and thereafter	60,763
Total	$276,380
6. Restructuring Charges
In addition to our restructuring plans initiated in August 2014, we initiated a series of business restructuring plans beginning in February 2016 to reduce our cost structure and improve efficiency, resulting in workforce reductions and the consolidation of certain real estate facilities.
The following table sets forth a summary of restructuring activities during the six months ended June 30, 2016 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2015	$—	$217	$217
Provision for restructuring charges	5,147	60	5,207
Cash payments	(4,419)	(397)	(4,816)
Other adjustments	—	306	306
Balance, June 30, 2016	$728	$186	$914
The remaining restructuring balance of $0.9 million at June 30, 2016 is composed of $0.7 million of severance payments which we expect to pay during the third quarter of 2016, and $0.2 million of non-cancelable lease costs which we expect to pay over the terms of the related obligations through the second quarter of 2020, less sublease income.

7. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Product, current	$7,549	$8,200
Subscription and services, current	334,978	296,969
Total deferred revenue, current	342,527	305,169
Product, non-current	3,062	3,051
Subscription and services, non-current	241,862	218,778
Total deferred revenue, non-current	244,924	221,829
Total deferred revenue	$587,451	$526,998

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
The liability and equity components of the Convertible Senior Notes consisted of the following (in thousands):

	As of June 30, 2016		As of December 31, 2015
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$460,000	$460,000	$460,000	$460,000
Less: Convertible senior notes discounts and issuance costs, net of amortization	(83,922)	(112,210)	(93,469)	(120,333)
Net carrying amount	$376,078	$347,790	$366,531	$339,667

Equity component, net of issuance costs	$92,567	$117,834	$92,567	$117,834
The unamortized discounts and issuance costs as of June 30, 2016 will be amortized over a weighted-average remaining period of approximately five years.
Interest expense for the three and six months ended June 30, 2016 related to the Convertible Senior Notes consisted of the following (in thousands):

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Series A Notes	Series B Notes	Series A Notes	Series B Notes

Coupon interest	$1,150	$1,869	$2,300	$3,738
Amortization of convertible senior notes discounts and issuance costs	4,804	4,085	9,547	8,122
Total interest expense recognized	$5,954	$5,954	$11,847	$11,860

Effective interest rate on the liability component	6.4%	6.9%	6.5%	7.0%
Interest expense for the three and six months ended June 30, 2015 related to the Convertible Senior Notes consisted of the following (in thousands):

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Series A Notes	Series B Notes	Series A Notes	Series B Notes

Coupon interest	$383	$623	$383	$623
Amortization of convertible senior notes discounts and issuance costs	1,528	1,304	1,528	1,304
Total interest expense recognized	$1,911	$1,927	$1,911	$1,927

Effective interest rate on the liability component	6.4%	7.0%	6.4%	7.0%

Prepaid Forward Stock Purchase
In connection with the issuance of the Convertible Senior Notes, we also entered into privately negotiated Prepaid Forwards with one of the initial purchasers of the Convertible Senior Notes (the “Forward Counterparty”), pursuant to which we paid approximately $150.0 million. The amount of the prepaid is equivalent to approximately 3.3 million shares which are to be settled on or around June 1, 2020 and June 1, 2022, respectively, subject to any early settlement, in whole or in part, of each Prepaid Forward. The Prepaid Forwards are intended to facilitate privately negotiated derivative transactions by which investors in the Convertible Senior Notes will be able to hedge their investment in the Convertible Senior Notes. In the event we pay any cash dividends on our common stock, the Forward Counterparty will pay an equivalent amount back to us.
The related shares were accounted for as a repurchase of common stock, and are presented as Treasury Stock in the unaudited condensed consolidated balance sheets. The 3.3 million shares of common stock purchased under the Prepaid Forwards are excluded from weighted-average shares outstanding for basic and diluted EPS purposes although they remain legally outstanding.
9. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire on various dates through the year ending December 31, 2024. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense, net of sublease income, was $4.3 million and $3.6 million for the three months ended June 30, 2016 and 2015, respectively. Rent expense, net of sublease income, was $7.9 million and $6.8 million for the six months ended June 30, 2016 and 2015, respectively.
The aggregate future non-cancelable minimum rental payments on our operating leases, as of June 30, 2016, are as follows (in thousands):

Years Ending December 31,	Amount
2016 (remaining six months)	$7,686
2017	15,124
2018	9,144
2019	6,514
2020	6,360
2021 and thereafter	8,467
Total	$53,295
Total future non-cancelable minimum rental payments have not been reduced by future minimum sublease rentals totaling $1.2 million.
We are party to letters of credit totaling $1.2 million as of June 30, 2016 and December 31, 2015, issued primarily in support of operating leases at several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of June 30, 2016 and December 31, 2015, we had non-cancelable open orders of $13.0 million and $16.9 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of June 30, 2016 we have not accrued any significant costs for such non-cancelable commitments.
Purchase Obligations
As of June 30, 2016, we had approximately $28.0 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In those situations in which we have received delivery of the goods or services as of June 30, 2016 under purchase orders outstanding as of the same date, such amounts are reflected in the condensed consolidated balance sheet as accounts payable or accrued liabilities, and are excluded from the $28.0 million.
Litigation
We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and whether or not those losses are estimable.
On June 20, 2014, a purported stockholder class action lawsuit was filed in the Superior Court of California, County of Santa Clara, against the Company, current and former members of our Board of Directors, current and former officers, and the underwriters of our

March 2014 follow-on public offering.  On July 17, 2014, a substantially similar lawsuit was filed in the same court against the same defendants. The actions were consolidated and, on March 4, 2015, an amended complaint was filed, alleging violations of the federal securities laws on behalf of a purported class consisting of purchasers of the Company's common stock pursuant or traceable to the registration statement and prospectus for the follow-on public offering, and seeking unspecified compensatory damages and other relief.  On April 20, 2015, defendants filed demurrers seeking that the amended complaint be dismissed. On August 11, 2015, the court overruled defendants' demurrers. On January 6, 2016, the Company and the individual defendants filed a motion for judgment on the pleadings seeking that the action be dismissed for lack of subject-matter jurisdiction, which the court denied on April 1, 2016. On May 19, 2016, the Company and the individual defendants filed a petition for a writ of mandate seeking the overturning of the court's denial of the motion for judgment on the pleadings. On November 16, 2015, plaintiffs filed a motion seeking certification of the putative class, which the court granted in part and denied in part on July 11, 2016. The Company intends to defend the litigation vigorously.  Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
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
On January 28, 2015, certain of the Company’s officers and directors were named as defendants in a putative derivative action filed in the Superior Court of California, County of Santa Clara. On April 21, 2015, a substantially similar lawsuit was filed in the same court against the same defendants. The Company is named as a nominal defendant in both actions. The actions were consolidated and a consolidated complaint was filed on June 15, 2015, purporting to allege claims for breach of fiduciary duty and unjust enrichment. On July 15, 2015, defendants filed demurrers to the consolidated complaint. On December 4, 2015, the court sustained, with leave to amend, defendants’ demurrers on the basis that plaintiffs had failed adequately to allege derivative standing. Plaintiffs filed an amended complaint on May 3, 2016. On June 8, 2016, defendants filed demurrers to the amended complaint, which are set for a hearing on August 26, 2016. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
In February 2016, a lawsuit was filed in the Superior Court of California, County of Santa Clara, by one of the plaintiffs in the aforementioned putative derivative action against the Company, seeking production of certain books and records pursuant to Delaware and California law. On May 16, 2016, the court sustained the Company's demurrer to the petition, without leave to amend.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through June 30, 2016, there have been no claims under any indemnification provisions.
10. Common Shares Reserved for Issuance
We have 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share authorized, none of which were issued and outstanding as of June 30, 2016 or December 31, 2015.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of June 30, 2016 and December 31, 2015. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.

We had reserved shares of common stock for issuance as follows (in thousands):

	As of June 30, 2016	As of December 31, 2015
Reserved under stock award plans	41,819	38,500
Convertible Senior Notes	15,141	15,141
ESPP	3,693	3,214
Total	60,653	56,855
11. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by the Board of Directors or compensation committee of the Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant's service for so long as such stock remains unvested. Approximately 10.3 million shares and 7.2 million shares of our common stock were reserved for future grants as of June 30, 2016 and December 31, 2015, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of 3,693,348 shares and 3,214,287 shares of common stock were available for future issuance as of June 30, 2016 and December 31, 2015, respectively, under our ESPP.
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
Stock Option Activity
A summary of the activity for our stock option changes during the reporting period and a summary of information related to options vested and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2015	11,494	$10.67		6.9	$149,157
Granted	—	—	$—
Exercised	(1,203)	5.32			12,825
Cancelled	(489)	19.94
Balance — June 30, 2016	9,802	$10.86		6.2	$88,108
Options exercisable — June 30, 2016	7,570	$9.57		6.0	$73,423

Restricted Stock Award (RSA) and Restricted Stock Unit (RSU) Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting period and a summary of information related to unvested restricted common stock, RSAs and RSUs and those expected to vest based on the achievement of a performance condition are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2015	20,054	$33.68	1.6	$415,912
Granted	8,553	13.45
Vested	(3,187)	39.93
Cancelled	(3,226)	27.56
Unvested balance — June 30, 2016	22,194	$25.37	1.6	$365,541
Unvested awards for which the requisite service period has not been rendered but that are expected to vest based on the achievement of a performance condition — June 30, 2016	6,630	$22.66	1.8	$109,201
Included in the approximately 8.6 million shares granted in the table above are 3.6 million shares granted to employees in connection with acquisitions consummated in 2016.
Stock-Based Compensation
We record stock-based compensation based on the fair value as determined on the date granted. We determine the fair value of stock options and shares of common stock to be issued under the ESPP using the Black-Scholes option-pricing model. The fair value of restricted stock units and restricted stock awards equals the market value of the underlying stock on the date of grant. We grant performance-based restricted stock units and restricted stock awards to certain employees which vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with us. We assess the probability of vesting at each reporting period and adjust our compensation cost based on this probability assessment. We recognize such compensation expense on a straight-line basis over the service provider’s requisite service period.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP for the offering period beginning May 15, 2016:

	Three and Six Months Ended June 30, 2016	Three and Six Months Ended June 30, 2015
Fair value of common stock	$11.15	$35.16
Risk-free interest rate	0.38% - 0.57%	0.09% - 0.23%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Volatility	61%	39%
Dividend yield	—%	—%
Stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of product revenue	$614	$386	$1,281	$654
Cost of subscription and services revenue	7,653	7,163	17,254	13,541
Research and development	19,025	16,525	43,455	32,560
Sales and marketing	17,606	19,358	33,760	35,812
General and administrative	12,410	12,979	25,625	23,719
Total	$57,308	$56,411	$121,375	$106,286
As of June 30, 2016, total compensation cost related to stock-based awards not yet recognized was $465.7 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.4 years.

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
We recognized a provision for income taxes of $0.3 million and $0.9 million during the three months ended June 30, 2016 and 2015, respectively. The tax provision during both the three months ended June 30, 2016 and 2015 is primarily due to foreign and state income taxes.
We recognized a benefit from income taxes of $9.7 million during the six months ended June 30, 2016 and a provision for income taxes of $1.9 million during the six months ended June 30, 2015. The tax benefit during the six months ended June 30, 2016 is primarily due to the release of the U.S. valuation allowance on the U.S. deferred tax assets resulting from recording a deferred tax liability on the acquisition-related intangibles for which no benefit will be derived, partially offset by foreign and state income taxes. The tax provision during the six months ended June 30, 2015 is primarily due to foreign and state income taxes.
13. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and warrants. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for the three and six months ended June 30, 2016 and 2015, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(139,320)	$(133,573)	$(295,220)	$(267,537)
Denominator:
Weighted average number of shares outstanding—basic and diluted	162,045	154,121	160,413	152,890
Net loss per share—basic and diluted	$(0.86)	$(0.87)	$(1.84)	$(1.75)
The following outstanding options and unvested shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2016	2015
Options to purchase common stock	9,802	13,085
Unvested early exercised common shares	373	1,547
Unvested restricted stock awards and units	22,194	13,403
Convertible senior notes	15,141	15,141
ESPP shares	306	97
14. Employee Benefit Plan
401(k) Plan
We have established a 401(k) tax-deferred savings plan (the “401(k) Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. All participants’ interests in their deferrals are 100% vested when contributed. We are responsible for administrative costs of the 401(k) Plan and have made no matching contributions into our 401(k) Plan since inception. Under the 401(k) Plan, pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed, and all contributions are deductible by us when and if made.

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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
United States	$121,031	$106,131	$236,883	$195,320
EMEA	23,965	18,971	48,407	35,763
APAC	23,380	15,610	45,203	29,330
Other	6,665	6,495	12,514	12,164
Total revenue	$175,041	$147,207	$343,007	$272,577
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of June 30, 2016	As of December 31, 2015
Property and Equipment, net:
United States	$52,564	$57,537
International	20,822	20,831
Total property and equipment, net	$73,386	$78,368
For the three months ended June 30, 2016 and 2015, one distributor represented 21% and 15%, respectively, and one reseller represented 12% and 13%, respectively, of the Company's total revenue. For the six months ended June 30, 2016 and 2015, one distributor represented 19% and 14%, respectively, and one reseller represented 12%, of the Company's total revenue. As of June 30, 2016, no customer represented 10% or more of the Company's net accounts receivable balance. As of December 31, 2015, two distributors represented 20% and 12%, respectively, of the Company's net accounts receivable balance.

16. Subsequent Events
On August 2, 2016, the Company's Board of Directors approved a restructuring plan and reduction in workforce to reduce operating expenses and align the Company’s expense structure with current growth expectations. The Company currently estimates that it will recognize between $15 million and $20 million in restructuring charges, which consist of severance and other one-time termination benefits and other associated costs, in our consolidated statements of operations. These charges are primarily cash-based, and are expected to be recognized in the third quarter of 2016. The actions associated with the restructuring plan are expected to be completed by the end of 2016.

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

•	beliefs and objectives for future operations, financial condition and prospects, including trends in revenue, gross margin, operating expenses and other financial metrics;

•	our restructuring plan, including workforce reductions and related charges, as well as anticipated cost savings

•	our business plan and our ability to effectively manage our growth and associated investments;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to pursue opportunities in new and existing markets;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to expand internationally;

•	our ability to further penetrate our existing customer base;

•	our expectations concerning renewal rates for subscriptions and services by existing customers;

•	cost of revenue, including changes in costs associated with production, manufacturing and customer support;

•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	our expectations concerning investments in our product development organization and in the development of our sales and marketing teams;

•	economic and industry trends or trend analysis;

•	the effects of seasonal trends on our results of operations;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies; and

•	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months
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
Overview
We provide a comprehensive cybersecurity solution for detecting, preventing, analyzing and resolving today's advanced cyber-attacks that evade legacy signature-based security products. To address the shortcomings of signature-based security solutions, we developed a threat prevention platform based on our purpose-built, virtual machine-based detection engine, MVX. Our comprehensive platform combines our MVX virtual execution engine and our cloud-based threat intelligence network to identify previously unknown threats and protect organizations at all stages of the attack lifecycle. Our cybersecurity platform includes a family of software-based appliances, endpoint agents, cloud-based subscription services, support and maintenance and professional consulting services. Our principal threat prevention appliance families address critical vectors of attack: Web, email, file, endpoint and mobile. Our products initially require a mandatory subscription agreement that provides access to our DTI cloud which distributes updated intelligence throughout the network to provide real-time detection of advanced attacks, and we offer optional subscription services that provide additional support and functionality. We also offer a cloud-based threat analysis platform that allows IT security analysts to analyze and prioritize attack alerts from security devices utilizing our repository of dynamic and contextual threat intelligence. Additionally, we provide a family of forensic and analysis appliances and agents to enable investigation and remediation of breaches. With our team of highly skilled professional services experts, we provide incident response, security program assessment and other consulting services, as well as our FireEye-as-a-Service subscription services for management of our devices and comprehensive monitoring of attacks based on our threat intelligence and security expertise. Our adaptive approach to cybersecurity represents a paradigm shift in how IT security has been conducted since the earliest days of the information technology industry, and we believe it is imperative for organizations to invest in this new approach to protect their critical assets from the global pandemic of cybercrime, hacktivism, cyber-espionage and cyber-warfare.
On August 2, 2016, our Board of Directors approved a restructuring plan and reduction in workforce to reduce operating expenses and align our expense structure with current growth expectations. We expect the restructuring will reduce our operating expenses by at least $20 million in the fourth quarter of 2016, and currently estimate that we will recognize pre-tax charges in our results of operations of between $15 million and $20 million, which consist of severance and other one-time termination benefits and other associated costs. These charges are primarily cash-based, and are expected to be recognized in the third quarter of 2016. The actions associated with the restructuring plan are expected to be completed by the end of 2016.
Our Business Model
We generate revenue from sales of our products, subscriptions and services. Our product revenue consists primarily of revenue from the sale of our threat prevention platform of vector-specific appliances, consisting of Network Threat Prevention, Email Threat Prevention, Endpoint Threat Prevention, File Content Security and Mobile Threat Prevention. We also offer security management and analysis products including our Central Management System, Threat Analytics Platform and Malware Analysis System, and security forensics products including our Network Forensics Platform, Investigation Analysis System and Mandiant Intelligent Response. We offer this portfolio as a complete solution to protect customers from the next generation of cyber-attacks at all stages of the attack lifecycle and across all primary threat vectors, including web, email, file, endpoint and mobile. Because the typical customer has more web entry points to protect than email and file entry points, customers that purchase our threat prevention portfolio generally purchase more Network Threat Prevention appliances than any other appliance. As a result, Network Threat Prevention revenue accounts for the largest portion of our threat prevention product revenue. In addition, because most malicious attacks occur through the web threat vector, smaller customers and customers who do not have the budget to purchase the full threat prevention portfolio often only purchase Network Threat Prevention appliances. Revenue from sales of our appliances is generally recognized at the time of shipment.
We require customers to purchase a subscription to our DTI cloud and support and maintenance services when they purchase any part of our product portfolio. Our customers generally purchase these subscriptions and services for a one or three year term, and revenue from such subscriptions is recognized ratably over the subscription period. Sales of these subscriptions and services have increased our deferred revenue, which totaled $587.5 million and $527.0 million as of June 30, 2016 and December 31, 2015, respectively. Amortization of this growing deferred revenue has contributed to the increase in our subscription and services revenue as a percentage of total revenue. For the three months ended June 30, 2016 and 2015, subscription and services revenue as a percentage of total revenue was 77% and 66%, respectively. For the six months ended June 30, 2016 and 2015, subscription and services revenue as a percentage of total revenue was 78% and 67%, respectively. While most of the growth in our subscription and services revenue during such years relates to the amortization of the initial subscription and services agreements, renewals of such agreements have also contributed to this growth. Our renewal rate for subscriptions expiring in the 12 months ended June 30, 2016 was in excess of 90%, and we expect to maintain high renewal rates in the future due to the significant value we believe these subscriptions and services add to the efficacy of our product portfolio.
We also offer FireEye-as-a-Service, which, depending on the customer, may include our Network Platform, Endpoint Security Platform and Network Forensics Platform solutions, managed by our security experts through our security operations centers around the world. Revenue from this service is recognized ratably over the period the service is provided; typically one to three years. In addition to our product and subscription services, we offer professional services, including incident response and related consulting services for our customers who have experienced a cybersecurity breach or require assistance assessing the vulnerability of their networks. Revenue from these services is recognized as the services are delivered.

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

	Three Months Ended or As of		Six Months Ended or As of
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Product revenue	$40,776	$49,696	$74,483	$89,933
Subscription and services revenue	134,265	97,511	268,524	182,644
Total revenue	$175,041	$147,207	$343,007	$272,577
Year-over-year percentage increase	19%	56%	26%	62%
Gross margin percentage	61%	62%	60%	60%
Deferred revenue, current	$342,527	$232,522	$342,527	$232,522
Deferred revenue, non-current	$244,924	$177,369	$244,924	$177,369
Billings (non-GAAP)	$196,410	$178,334	$382,373	$329,925
Net cash provided by (used in) operating activities	$(13,132)	$39,060	$(35,648)	$35,844
Free cash flow (non-GAAP)	$(19,953)	$27,191	$(56,726)	$11,306
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
Billings. Billings are a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles, or GAAP, plus the change in deferred revenue from the beginning to the end of the period. We consider billings to be a useful metric for management and investors, as a supplement to the corresponding GAAP measure, because billings drive deferred revenue, which is an important indicator of the health and visibility of trends in our business, and represents a significant percentage of future revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. For the six months ended June 30, 2016, billings are adjusted to account for $21.1 million of deferred revenue assumed in connection with acquisitions. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenue	$175,041	$147,207	$343,007	$272,577
Add: Deferred revenue, end of period	587,451	409,891	587,451	409,891
Less: Deferred revenue, beginning of period	566,082	378,764	526,998	352,543
Less: Deferred revenue assumed through acquisitions	—	—	21,087	—
Billings (non-GAAP)	$196,410	$178,334	$382,373	$329,925
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Cash flow provided by (used in) operating activities	$(13,132)	$39,060	$(35,648)	$35,844
Less: purchase of property and equipment and demonstration units	6,821	11,869	21,078	24,538
Free cash flow (non-GAAP)	$(19,953)	$27,191	$(56,726)	$11,306
Net cash provided by (used in) investing activities	$5,834	$(216,158)	$(191,513)	$(234,399)
Net cash provided by financing activities	$16,178	$766,802	$9,052	$778,672
Factors Affecting our Performance
Market Adoption. We rely on market education to raise awareness of today’s next-generation cyber attacks and articulate the need for our security solutions and, in particular, the reasons to purchase our products. Our prospective customers often do not have a specific portion of their IT budgets allocated for products that address the next generation of advanced cyber attacks. We invest heavily in sales and marketing efforts to increase market awareness, educate prospective customers and drive adoption of our solution. This market education is critical to creating new IT budget dollars or allocating IT budget dollars across enterprises and governments for next-generation threat protection solutions and, in particular, our platform. Our investment in market education has also increased awareness of us and our solution in international markets. The degree to which prospective customers recognize the mission critical need for next-generation threat protection solutions, and subsequently allocate budget dollars for our platform, will drive our ability to acquire new customers and increase renewals and follow-on sales opportunities, which, in turn, will affect our future financial performance.
Sales Productivity. Our sales organization consists of direct sales teams, each generally made up of field and inside sales personnel, and indirect channel sales teams to support our channel partner sales. We utilize a direct-touch sales model whereby we work with our channel partners to secure prospects, convert prospects to customers, and pursue follow-on sales opportunities. To date, we have primarily targeted large enterprise and government customers, who typically have sales cycles from three to nine months but can be more than a year. We have also recently expanded our inside sales teams to pursue customers in the small and medium enterprise, or SME, market.
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
Renewal Rates. New or existing customers who purchase one of our appliances are required to purchase a one or three year subscription to our DTI cloud and support and maintenance services. New or existing customers who purchase our Security Forensic Products System or Central Management System appliances are required to purchase support and maintenance services for a term of one or three years.
We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. We calculate our renewal rate by dividing the number of renewing customers who were due for renewal in any rolling 12 month period by the number of customers who were due for renewal in that rolling 12 month period. Our renewal rate for subscriptions expiring in the 12 months ended June 30, 2016 was in excess of 90%. These high renewal rates are primarily attributable to the incremental value added to our appliances by our cloud subscriptions, support and maintenance services and other professional services. As cloud subscriptions, support and maintenance services and other professional services represented 77% and 66% of our total revenue during the three months ended June 30, 2016 and 2015, respectively, and 78% and 67% of our total revenue during the six months ended June 30, 2016 and 2015, respectively, we expect our ability to maintain high renewal rates for these subscriptions and services to have a material impact on our future financial performance.
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

•
Product revenue. Our product revenue is generated from sales of our appliances, which we generally recognize at the time of shipment, provided that all other revenue recognition criteria have been met.

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

•
Cost of product revenue. Cost of product revenue primarily consists of costs paid to our third-party contract manufacturers for our appliances and personnel and other costs in our manufacturing operations department. Our cost of product revenue also includes product testing costs, shipping costs and allocated overhead costs. We expect our cost of product revenue to decrease as our product revenue decreases, as customers' buying preferences shift away from appliance-based solutions and towards cloud-based and cloud-enabled solutions. Our cost of product revenue may increase as a percentage of total revenue, due to the fixed nature of a portion of these costs.

•
Cost of subscription and services revenue. Cost of subscription and services revenue consists of personnel costs for our global customer support and services organization and allocated overhead costs. We expect our cost of subscription and services revenue to decrease as a percentage of total revenue.

Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including our average selling price, manufacturing costs, the mix of products sold, and the mix of revenue among products, subscriptions and services. We expect our gross margins to fluctuate over time depending on these factors.
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

•
Research and development. Research and development expense consists primarily of personnel costs and allocated overhead. Research and development expense also includes prototype related expenses. We expect research and development expense to decrease as a percentage of total revenue.

•
Sales and marketing. Sales and marketing expense consists primarily of personnel costs, partner referral fees, incentive commission costs and allocated overhead. We expense commission costs as incurred. Sales and marketing expense also includes costs for market development programs, promotional and other marketing activities, travel, office equipment, depreciation of proof-of-concept evaluation units and outside consulting costs. We expect sales and marketing expense to decrease as a percentage of total revenue.

•
General and administrative. General and administrative expense consists of personnel costs, professional services and allocated overhead. General and administrative personnel include our executive, finance, human resources, facilities and legal organizations. Professional services consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to decrease as a percentage of total revenue.

•
Restructuring charges. In February 2016, we initiated a series of business restructuring plans to reduce our cost structure and improve efficiency. The expenses incurred primarily consisted of employee severance charges related to workforce reductions, and real estate and related fixed asset charges for the consolidation of certain leased facilities. On August 2, 2016, our Board of Directors approved a restructuring plan and reduction in workforce to reduce operating expenses and align the company’s expense structure with current growth expectations. We currently estimate this will result in between $15 million and $20 million of additional restructuring charges during the third quarter of 2016. We did not incur any expenses related to restructuring activities in 2015.
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
Other Income (Expense), Net
Other income (expense), net includes gains or losses on the disposal of fixed assets, gains or losses from our equity-method investment, foreign currency re-measurement gains and losses and foreign currency transaction gains and losses. We expect other income (expense), net to fluctuate depending primarily on foreign exchange rate movements.
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

	Three Months Ended June 30,
	2016		2015
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars In thousands)
Revenue:
Product	$40,776	23%	$49,696	34%
Subscription and services	134,265	77	97,511	66
Total revenue	175,041	100	147,207	100
Cost of revenue:
Product	15,959	9	17,101	12
Subscription and services	51,468	30	39,006	26
Total cost of revenue	67,427	39	56,107	38
Total gross profit	107,614	61	91,100	62
Operating expenses:
Research and development	76,372	44	68,798	47
Sales and marketing	121,405	69	116,008	79
General and administrative	33,809	19	34,687	23
Restructuring charges	3,537	2	—	—
Total operating expenses	235,123	134	219,493	149
Operating loss	(127,509)	(73)	(128,393)	(87)
Interest income	1,627	1	391	—
Interest expense	(11,909)	(7)	(3,838)	(3)
Other expense, net	(1,191)	(1)	(806)	—
Loss before income taxes	(138,982)	(80)	(132,646)	(90)
Provision for income taxes	338	—	927	1
Net loss attributable to common stockholders	$(139,320)	(80)%	$(133,573)	(91)%

	Six Months Ended June 30,
	2016		2015
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars In thousands)
Revenue:
Product	$74,483	22%	$89,933	33%
Subscription and services	268,524	78	182,644	67
Total revenue	343,007	100	272,577	100
Cost of revenue:
Product	33,092	9	32,301	12
Subscription and services	105,765	31	75,857	28
Total cost of revenue	138,857	40	108,158	40
Total gross profit	204,150	60	164,419	60
Operating expenses:
Research and development	162,355	48	134,403	49
Sales and marketing	244,433	71	223,603	82
General and administrative	76,065	22	67,294	25
Restructuring charges	5,207	2	—	—
Total operating expenses	488,060	143	425,300	156
Operating loss	(283,910)	(83)	(260,881)	(96)
Interest income	3,092	1	660	—
Interest expense	(23,718)	(7)	(3,838)	(1)
Other expense, net	(376)	—	(1,574)	—
Loss before income taxes	(304,912)	(89)	(265,633)	(97)
Provision for (benefit from) income taxes	(9,692)	(3)	1,904	1
Net loss attributable to common stockholders	$(295,220)	(86)%	$(267,537)	(98)%
Comparison of the Three Months Ended June 30, 2016 and 2015
Revenue

	Three Months Ended June 30,
	2016		2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$40,776	23%	$49,696	34%	$(8,920)	(18)%
Subscription and services	134,265	77	97,511	66	36,754	38
Total revenue	$175,041	100%	$147,207	100%	$27,834	19%
Revenue by geographic region:
United States	$121,031	69%	$106,131	72%	$14,900	14%
EMEA	23,965	14	18,971	13	4,994	26
APAC	23,380	13	15,610	11	7,770	50
Other	6,665	4	6,495	4	170	3
Total revenue	$175,041	100%	$147,207	100%	$27,834	19%
Product revenue decreased by $8.9 million, or 18%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in product revenue was primarily due to a shift in customer buying preferences away from appliance-based solutions to cloud-based and cloud-enabled subscriptions, including security delivered as a service. As a result, revenue from sales of our threat prevention appliances has declined as revenue from our cloud-based solutions has increased. Our Network Threat Prevention product continued to account for the largest portion of our product revenue. This reflects the fact that customers who purchase our product portfolio generally purchase more Network Threat Prevention appliances than our other appliances, as their networks typically have more Web entry points than email or file entry points to protect.
Subscription and services revenue increased by $36.8 million, or 38%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, of which $11.5 million was attributable to iSIGHT offerings. This increase was comprised of an increase in subscription revenue of $27.8 million, an increase in support and maintenance revenue of $8.2 million and an increase in professional services revenue of $0.8 million. The increase in subscription revenue of $27.8 million and the increase in support and maintenance revenue of $8.2 million was primarily due to an increase in initial customer purchases of $20.2 million and an increase in the amortization of deferred subscription and support and maintenance revenue related to renewals of $15.8 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Given our high renewal rate, we expect revenue from the amortization of deferred subscription and services revenue related to renewals to increase as a percentage of our total revenue from deferred subscription and services revenue. Our renewal rate for subscription and services agreements expiring in the 12 months ended June 30, 2016 was in excess of 90%.
Our international revenue increased $12.9 million, or 31%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, which reflects our increasing international market presence.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2016		2015		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$15,959		$17,101		$(1,142)	(7)%
Subscription and services	51,468		39,006		12,462	32
Total cost of revenue	$67,427		$56,107		$11,320	20%
Gross margin:
Product		61%		66%
Subscription and services		62%		60%
Total gross margin		61%		62%
The cost of product revenue decreased $1.1 million, or 7%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in cost of product revenue was primarily driven by fewer product shipments, partially offset by greater inventory reserves and software licensing costs.
The cost of subscription and services revenue increased $12.5 million, or 32%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in cost of subscription and services revenue was due to a $9.6 million increase in personnel costs, largely driven by increased headcount, including those attributable to our recent acquisitions. Additionally, $3.1 million of the increase is due to the amortization of intangible assets obtained through our recent acquisitions.
Gross margin decreased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, due to a decrease in product margins, partially offset by an increase in subscription and services margins. The decreased product margins were driven by greater inventory reserves and software licensing costs. The increased subscription and services margins were driven by professional services provided at a higher rate, as well as lower stock-based compensation associated with performance awards and lower depreciation due to fully amortized service assets.

Operating Expenses

	Three Months Ended June 30,
	2016		2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$76,372	44%	$68,798	47%	$7,574	11%
Sales and marketing	121,405	69	116,008	79	5,397	5
General and administrative	33,809	19	34,687	23	(878)	(3)
Restructuring charges	3,537	2	—	—	3,537	100
Total operating expenses	$235,123	134%	$219,493	149%	$15,630	7%
Includes stock-based compensation expense of:
Research and development	$19,025		$16,525
Sales and marketing	17,606		19,358
General and administrative	12,410		12,979
Total	$49,041		$48,862
Research and Development
Research and development expense increased $7.6 million, or 11%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was due to a $6.7 million increase in personnel costs, which includes a $2.5 million increase in stock-based compensation charges, largely driven by increased headcount including those attributable to our recent acquisitions. Additionally, $0.5 million of the increase was for higher facility and IT costs.
Sales and Marketing
Sales and marketing expense increased $5.4 million, or 5%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was due to a $4.2 million increase in personnel costs, which includes a $1.8 million decrease in stock-based compensation charges associated with performance-based awards, largely driven by increased headcount. Additionally, $1.5 million of the increase was from the amortization of intangible assets obtained through our recent acquisitions, and $1.3 million of the increase was for higher facility and IT costs. These costs were partially offset by lower depreciation expense on demonstration units of $1.0 million, and lower travel costs of $0.7 million.
General and Administrative
General and administrative expense decreased $0.9 million, or 3%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease was driven by lower legal expenses of $3.3 million. This was partially offset by a $1.1 million increase in personnel costs, largely driven by increased headcount. Additionally, we recognized a charge of $1.2 million for the change in fair value of the contingent earn-out liability.
Restructuring Charges
During the three months ended June 30, 2016, we incurred restructuring charges of approximately $3.5 million, which primarily related to employee severance charges under our workforce reduction plans initiated in February 2016 to reduce our cost structure and improve efficiency. We incurred no restructuring expenses during the three months ended June 30, 2015.
Interest Income

	Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Interest income	$1,627	$391	$1,236	316%
Interest income increased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to higher average balances in our cash and cash equivalents and investments.

Interest Expense

	Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Interest expense	$(11,909)	$(3,838)	$8,071	210%
Interest expense increased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to interest expense from the Convertible Senior Notes issued in June 2015.
Other Expense, Net

	Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Other expense, net	$(1,191)	$(806)	$385	48%
Other expense, net increased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to the loss from our equity-method investment, as well as greater non-income related taxes.
Provision for Income Taxes

	Three Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Provision for income taxes	$338	$927
Effective tax rate	—%	(1)%
The provision for income taxes during both the three months ended June 30, 2016 and the three months ended June 30, 2015 was primarily due to foreign and state income taxes. During the three months ended June 30, 2016, the provision for income taxes was partially offset by the release of the U.S. valuation allowance on the U.S. deferred tax assets resulting from recording a deferred tax liability on the acquisition-related intangibles for which no benefit will be derived.
Comparison of the Six Months Ended June 30, 2016 and 2015
Revenue

	Six Months Ended June 30,
	2016		2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$74,483	22%	$89,933	33%	$(15,450)	(17)%
Subscription and services	268,524	78	182,644	67	85,880	47
Total revenue	$343,007	100%	$272,577	100%	$70,430	26%
Revenue by geographic region:
United States	$236,883	69%	$195,320	72%	$41,563	21%
EMEA	48,407	14	35,763	13	12,644	35
APAC	45,203	13	29,330	11	15,873	54
Other	12,514	4	12,164	4	350	3
Total revenue	$343,007	100%	$272,577	100%	$70,430	26%
Product revenue decreased by $15.5 million, or 17%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in product revenue was primarily due to a shift in customer buying preferences away from appliance-based solutions to cloud-based and cloud-enabled subscriptions, including security delivered as a service. As a result, revenue from sales of our threat prevention appliances has declined as revenue from our cloud-based solutions has increased. Our Network Threat Prevention product continued to account for the largest portion of our product revenue. This reflects the fact that customers that purchase our product portfolio generally purchase more Network Threat Prevention appliances than our other appliances, as their networks typically have more Web entry points than email or file entry points to protect.
Subscription and services revenue increased by $85.9 million, or 47%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, of which $20.9 million was attributable to iSIGHT offerings. This increase was comprised of an increase in subscription revenue of $58.6 million, an increase in support and maintenance revenue of $17.6 million and an increase in professional services revenue of $9.7 million. The increase in subscription revenue of $58.6 million and the increase in support and maintenance revenue of $17.6 million was primarily due to an increase in initial customer purchases of $43.4 million and an increase in the amortization of deferred subscription and support and maintenance revenue related to renewals of $32.8 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Given our high renewal rate, we expect revenue from the amortization of deferred subscription and services revenue related to renewals to increase as a percentage of our total revenue from deferred subscription and services revenue. Our renewal rate for subscription and services agreements expiring in the 12 months ended June 30, 2016 was in excess of 90%.
Our international revenue increased $28.9 million, or 37%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, which reflects our increasing international market presence.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2016		2015		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$33,092		$32,301		$791	2%
Subscription and services	105,765		75,857		29,908	39
Total cost of revenue	$138,857		$108,158		$30,699	28%
Gross margin:
Product		56%		64%
Subscription and services		61%		58%
Total gross margin		60%		60%
The cost of product revenue increased $0.8 million, or 2%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in cost of product revenue was primarily due to greater inventory reserves and software licensing costs, partially offset by fewer product shipments.
The cost of subscription and services revenue increased $29.9 million, or 39%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in cost of subscription and services revenue was due to a $24.3 million increase in personnel costs, which includes a $3.7 million increase in stock-based compensation charges, largely driven by increased headcount including those attributable to our recent acquisitions. Additionally, $5.3 million of the increase was from the amortization of intangible assets obtained through our recent acquisitions.
Gross margin for the six months ended June 30, 2016 was consistent with the six months ended June 30, 2015, due to a decrease in product margins, offset by an increase in subscription and services margins. The decreased product margins were driven by greater inventory reserves and software licensing costs. The increased subscription and services margins were driven by professional services provided at a higher rate.

Operating Expenses

	Six Months Ended June 30,
	2016		2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$162,355	48%	$134,403	49%	$27,952	21%
Sales and marketing	244,433	71	223,603	82	20,830	9
General and administrative	76,065	22	67,294	25	8,771	13
Restructuring charges	5,207	2	—	—	5,207	100
Total operating expenses	$488,060	143%	$425,300	156%	$62,760	15%
Includes stock-based compensation expense of:
Research and development	$43,455		$32,560
Sales and marketing	33,760		35,812
General and administrative	25,625		23,719
Total	$102,840		$92,091
Research and Development
Research and development expense increased $28.0 million, or 21%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was due to a $24.2 million increase in personnel costs, which includes a $10.9 million increase in stock-based compensation charges, largely driven by increased headcount including those attributable to our recent acquisitions. Additionally, $2.1 million of the increase was for higher facility and IT costs.
Sales and Marketing
Sales and marketing expense increased $20.8 million, or 9%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was due to a $12.7 million increase in personnel costs, which includes a $2.1 million decrease in stock-based compensation charges associated with performance-based awards, largely driven by increased headcount. Additionally, $2.5 million of the increase was from the amortization of intangible assets obtained through our recent acquisitions, and $3.7 million of the increase was for higher facility and IT costs. These costs were partially offset by lower travel costs of $1.0 million.
General and Administrative
General and administrative expense increased $8.8 million, or 13%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was due to a $6.8 million increase in personnel costs, which includes a $1.9 million increase in stock-based compensation charges, largely driven by increased headcount. Additionally, we recognized a charge of $1.2 million for the change in fair value of the contingent earn-out liability.
Restructuring Charges
During the six months ended June 30, 2016, we incurred restructuring charges of approximately $5.2 million, which primarily related to employee severance charges under our workforce reduction plans initiated in February 2016 to reduce our cost structure and improve efficiency. We incurred no restructuring expenses during the six months ended June 30, 2015.
Interest Income

	Six Months Ended June 30,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Interest income	$3,092	$660	$2,432	368%
Interest income increased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to higher average balances in our cash and cash equivalents and investments.

Interest Expense

	Six Months Ended June 30,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Interest expense	$(23,718)	$(3,838)	$19,880	518%
Interest expense increased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to interest expense from the Convertible Senior Notes issued in June 2015.
Other Expense, Net

	Six Months Ended June 30,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Other expense, net	$(376)	$(1,574)	$(1,198)	(76)%
Other expense, net decreased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to foreign currency transaction gains for the six months ended June 30, 2016 as a result of higher cash balances for our international entities, combined with favorable changes in foreign currency exchange rates when compared to the six months ended June 30, 2015. This was partially offset by the loss from our equity-method investment, as well as greater non-income related taxes during the six months ended June 30, 2016.
Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(9,692)	$1,904
Effective tax rate	3%	(1)%
The change to a benefit from income taxes during the six months ended June 30, 2016 from a provision for income taxes during the six months ended June 30, 2015 was primarily due to the release of the U.S. valuation allowance on the U.S. deferred tax assets resulting from recording a deferred tax liability on the acquisition-related intangibles for which no benefit will be derived, partially offset for foreign and state income taxes. We continue to maintain a full valuation allowance on all of our U.S. and Singapore-based deferred tax assets to the extent that deferred tax liabilities are not available as a source of income as of June 30, 2016.
Liquidity and Capital Resources

	As of June 30, 2016	As of December 31, 2015
	(In thousands)
Cash and cash equivalents	$183,993	$402,102
Short-term investments	$732,829	$767,775

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash provided by (used in) operating activities	$(35,648)	$35,844
Cash used in investing activities	(191,513)	(234,399)
Cash provided by financing activities	9,052	778,672
Net increase (decrease) in cash and cash equivalents	$(218,109)	$580,117

As of June 30, 2016, our cash and cash equivalents of $184.0 million were held for working capital, capital expenditures, investment in technology and business acquisition purposes, of which approximately $52.0 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2016 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
In February 2016, we acquired Invotas, a provider of security automation and orchestration technology. We paid upfront cash consideration of $17.7 million and issued 742,026 shares of our common stock with an estimated fair value of $11.1 million.
In January 2016, we acquired iSIGHT, one of the world’s leading providers of cyber threat intelligence for global enterprises. We paid upfront cash consideration of $192.8 million, incurred liabilities of $39.1 million contingent upon the achievement of a threat intelligence bookings target on or before the end of the second quarter of 2018, and issued 1,793,305 shares of our common stock with an estimated fair value of $29.9 million.
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
We believe that our existing cash and cash equivalents and short-term investments and any cash inflow from operations will be sufficient to meet our anticipated cash needs, including cash we will consume for operations, for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the introduction of new and enhanced product and service offerings, the cost of any future acquisitions of technology or businesses, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Operating Activities
During the six months ended June 30, 2016, our operating activities used cash of $35.6 million. We incurred a net loss of $295.2 million, which included net non-cash expenses of $192.2 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities provided cash of $67.4 million, primarily sourced from accounts receivable for $60.1 million, resulting from increased collections which benefited from the restructuring of programs to incentivize early payment, and sourced from deferred revenue for $39.4 million, as a result of increases in sales of subscriptions and support and maintenance services. These sources of cash were partially offset by the use of cash related to current liabilities of $35.7 million, which included the payment of $7.7 million for transaction costs incurred by iSIGHT and Invotas prior to acquisition.
During the six months ended June 30, 2015, our operating activities provided cash of $35.8 million. We incurred a net loss of $267.5 million, which included net non-cash expenses of $165.5 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities provided cash of $137.9 million, primarily sourced from accounts receivable for $86.8 million, resulting from increased collections, which benefited from the restructuring of programs to incentivize early payment, and sourced from deferred revenue for $57.3 million, as a result of increases in sales of subscriptions and support and maintenance services. These sources of cash were partially offset by the use of cash related to current assets of $5.7 million primarily related to increased inventory purchases and vendor prepayments.
Investing Activities
Cash used in investing activities during the six months ended June 30, 2016 was $191.5 million, primarily for the acquisitions of iSIGHT and Invotas and, to a lesser extent, capital expenditures to purchase property and equipment and demonstration units, partially offset by net redemptions and sales of short-term investments.
Cash used in investing activities during the six months ended June 30, 2015 was $234.4 million, primarily for net purchases of short-term investments to invest a portion of the significant cash received from the Convertible Senior Notes and, to a lesser extent, capital expenditures to purchase property and equipment and demonstration units.
Financing Activities
During the six months ended June 30, 2016, financing activities provided $9.1 million in cash, primarily due to proceeds from employee purchases of shares under the ESPP and exercises of stock options, partially offset by the repayment of debt assumed through acquisitions.
During the six months ended June 30, 2015, financing activities provided $778.7 million in cash, primarily from the issuance of Convertible Senior Notes and proceeds from employee exercises of stock options and purchases of shares under the ESPP, partially offset by cash used to purchase the Prepaid Forwards.

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
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee, British Pound Sterling, Japanese Yen and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. On June 23, 2016, the United Kingdom ("U.K.") held a referendum in which British voters approved an exit from the European Union ("EU"), commonly referred to as "Brexit." This resulted in an adverse impact to currency exchange rates, notably the British Pound Sterling which experienced a sharp decline in value compared to the U.S. dollar and other currencies. Continued volatility in currency exchange rates is expected in the near term as the U.K. negotiates its exit from the EU, which could result in greater transaction gains or losses in our statement of operations.
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at June 30, 2016 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
As our international operations continue to grow, our risks associated with fluctuations in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion, and a strengthening U.S. dollar could slow international demand as products and services priced in U.S. dollars become more expensive.
Interest Rate Risk
We had cash and cash equivalents and investments of $916.8 million as of June 30, 2016, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Convertible Senior Notes have fixed interest rates at 1.000% and 1.625%. The fair value of the Convertible Senior Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of June 30, 2016, the fair value of our Convertible Senior Notes was approximately $817.5 million.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term "disclosure controls and procedures," as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the "Litigation" subheading in Note 9 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A.  Risk Factors
Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. Please see page 23 of this Quarterly Report on Form 10-Q for a discussion of forward-looking statements that are qualified by these risk factors. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.
Risks Related to Our Business and Our Industry
If the IT security market does not continue to adopt our security platforms, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations and financial condition would be harmed.
Our future success depends on market adoption of our unique approach to IT security. We are seeking to disrupt the IT security market with our security platforms. Our platforms interoperate with but do not replace most signature-based IT security products. Enterprises and governments that use signature-based security products, such as firewalls, intrusion prevention systems, or IPS, anti-virus, or AV, and Web and messaging gateways, for their IT security may be hesitant to purchase our security platforms if they believe that signature-based products are more cost effective, provide substantially the same functionality as our platforms or provide a level of IT security that is sufficient to meet their needs. Currently, most enterprises and governments have not allocated a fixed portion of their budgets to protect against next-generation advanced cyber attacks. As a result, to expand our customer base, we need to convince potential customers to allocate a portion of their discretionary budgets to purchase our platforms. However, even if we are successful in doing so, any future deterioration in general economic conditions may cause our customers to cut their overall IT spending, and such cuts may fall disproportionately on products and services like ours, for which no fixed budgetary allocation has been made. If we do not succeed in convincing customers that our platforms should be an integral part of their overall approach to IT security and that a fixed portion of their annual IT budgets should be allocated to our platforms, our sales will not grow as quickly as anticipated, or at all, which would have an adverse impact on our business, results of operations and financial condition.
Even if there is significant demand for security solutions like ours, if our competitors include functionality that is, or is perceived to be, better than or equivalent to that of our platforms, we may have difficulty increasing the market penetration of our platforms. Furthermore, even if the functionality offered by other IT security providers is different and more limited than the functionality of our platforms, organizations may elect to accept such limited functionality in lieu of adding products from additional vendors like us, especially if competitor offerings are free or available at a lower cost.
In addition, changes in customer requirements could reduce customer demand for our security solutions. For example, if customers were to reduce their number of web egress points in order to reduce their cyber attack surface, they would not need to purchase as many of our Network Threat Prevention appliances, which currently account for the largest portion of our threat prevention product revenue. Similarly, if one or more governments share, on a free or nearly free basis, threat intelligence with other governmental agencies or organizations, such as critical infrastructure companies, then those agencies or organizations might have less demand for additional threat intelligence and may purchase less of our threat intelligence offerings.
If enterprises and governments do not continue to adopt our security platforms for any of the reasons discussed above or for other reasons not contemplated, our sales would not grow as quickly as anticipated, or at all, and our business, results of operations and financial condition would be harmed.

If we fail to effectively manage our growth, our business, financial condition and results of operations would be harmed.
Our headcount increased from approximately 2,500 employees as of December 31, 2014 to approximately 3,400 employees as of June 30, 2016, and our number of end-customers increased from over 3,100 to approximately 5,000 during that same time period. This rapid growth has placed significant demands on our management and our operational and financial infrastructure. To improve our infrastructure, we continue to enhance our enterprise resource planning system, including revenue recognition and management software, and implement and enhance additional systems and controls. There is no assurance that we will be able to successfully scale improvements to our enterprise resource planning system or implement or scale improvements to our other systems, processes and controls in a manner that keeps pace with our growth or that such systems, processes and controls will be effective in preventing or detecting errors, omissions or fraud.
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
To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

•	effectively attracting, training and integrating new employees, particularly members of our sales and management teams;

•	further improving our key business applications, processes and IT infrastructure, including our data centers, to support our business needs;

•	continuing to refine our ability to forecast our bookings, billings, revenues, expenses and cash flows;

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
Our results of operations have varied significantly from period to period, and we expect that our results of operations, including, but not limited to our GAAP and non-GAAP measures, will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to attract new and retain existing customers;

•	changes in our mix of products, subscriptions and services sold;

•	real or perceived reductions in our product efficacy by our customers or in the marketplace

•	the budgeting cycles, seasonal buying patterns and purchasing practices of customers;

•	the timing of shipments of our products and length of our sales cycles;

•	changes in customer or reseller requirements or market needs;

•	changes in the growth rate of the IT security market, particularly the market for threat protection solutions like ours that target next-generation advanced cyber attacks;

•
the impact of our restructuring plan, whether the estimated cost savings associated with our restructuring plan are achieved, and any disruptions in our business caused by the implementation of our restructuring plan;

•
the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of the IT security market, including consolidation among our customers or competitors;

•	the level of awareness of IT security threats, particularly advanced cyber attacks, and the market adoption of our platform;

•	deferral of orders from customers in anticipation of new products or product enhancements announced by us or our competitors;

•	our ability to successfully expand our business domestically and internationally;

•	reductions in customer renewal rates for our subscriptions and support;

•	decisions by organizations to purchase IT security solutions from larger, more established security vendors or from their primary IT equipment vendors;

•	changes in our pricing policies or those of our competitors;

•	any disruption in, or termination of, our relationships with channel partners;

•	our inability to fulfill our customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

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
Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisition of iSIGHT Security, Inc. (d/b/a iSIGHT Partners, Inc.), or iSIGHT, and our acquisition of Invotas International Corporation, or Invotas. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete acquisitions that we target in the future. The risks we face in connection with acquisitions, including our acquisitions of iSIGHT and Invotas, include:

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
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of equity securities. For example, in January 2016, we issued 1,793,305 shares of common stock in connection with our acquisition of iSIGHT, to be distributed to certain former stockholders of iSIGHT upon the achievement of a threat intelligence bookings target. In February 2016, we issued 742,026 shares of common stock in connection with our acquisition of Invotas. There is also a risk that future acquisitions will result in the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the write-off of goodwill, any of which could harm our financial condition or operating results.
We have had operating losses each year since our inception, and may not achieve or maintain profitability in the future.
We have incurred operating losses each year since 2004, including net losses of $139.3 million and $133.6 million during the three months ended June 30, 2016 and 2015, respectively, and net losses of $295.2 million and $267.5 million during the six months ended June 30, 2016 and 2015, respectively. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for our platform, increased competition, a decrease in the growth or size of the IT security market, particularly the market for solutions that target the next generation of advanced cyber attacks, or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.
In addition, we may have difficulty achieving profitability under U.S. GAAP, due to stock-based compensation, intangible amortization and other non-cash charges.
Fluctuating economic conditions make it difficult to predict revenue for a particular period, and a shortfall in revenue may harm our operating results.
Our revenue depends significantly on general economic conditions and the demand for products in the IT security market. Economic weakness, customer financial difficulties, and constrained spending on IT security may result in decreased revenue and earnings. Such factors could make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our inventory purchases, contract manufacturer relationships and other costs and expenses. In addition, concerns regarding the impact of the "Brexit" referendum in which voters in the U.K. in June 2016 approved the withdrawal of the U.K. from the EU or the impact of the U.S. federal sequestration on the IT budgets of various agencies of the U.S. government, as well as continued budgetary challenges in the United States and Europe and geopolitical turmoil in many parts of the world have and may continue to put pressure on global economic conditions and overall spending on IT security. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the EU may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our platform.
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
Actions that we are taking to restructure our business to better align with our business model transition strategy may be costly and may not be as effective as anticipated.
On August 2, 2016, our board of directors approved a restructuring plan and reduction in workforce to reduce operating expenses and align the company’s expense structure with current growth expectations. We expect the restructuring will reduce our operating expenses by at least $20 million in the fourth quarter of 2016, and currently estimate that we will recognize pre-tax charges in our results of operations of between $15 million and $20 million, which consist of severance and other one-time termination benefits and other associated costs. These charges are primarily cash-based, and are expected to be recognized in the third quarter of 2016. The actions associated with the restructuring plan are expected to be completed by the end of 2016. However, there may be adverse consequences related to such actions which include various charges for severance and severance-related costs and the loss of propriety information and in-house knowledge in connection with the planned reduction in our workforce. This type of restructuring activity may result in business disruptions and may not produce the full efficiency and cost reduction benefits anticipated. Further, the benefits may be realized later than expected and the cost of implementing these measures may be greater than anticipated. If these measures are not successful, we may need to undertake additional cost reduction efforts, which could result in future charges. Moreover, the restructuring plan may cause business disruptions with customers and elsewhere if our cost reduction efforts prove ineffective, and our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including the related charges and the impact of the related workforce reduction, could have a material adverse effect on our business, operating results and financial condition.
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
The workforce reduction being implemented in connection with our restructuring plan may adversely affect our ability to attract and retain highly skilled employees. Even if our key personnel are not directly affected by these reductions, the termination of others may have a negative impact on morale and our ability to retain current personnel, as well as our ability to attract qualified new personnel in the future.
Our recently announced changes in our sales leadership may also adversely affect our ability to attract and retain highly skilled employees. In addition, if we fail to identify, recruit and integrate a new head of worldwide sales and a new head of EMEA, and create effective working relationships among them, other members of management and our sales personnel, our business, financial condition and results of operations could be adversely affected. Moreover, if the sales leadership changes or our workforce reductions have a negative impact on sales productivity or sales execution, our business, financial condition and results of operations could be negatively impacted.
We recently executed management succession plans, which became effective in June 2016, involving the transition of our Chief Executive Officer and Chairman of the Board to the role of Executive Chairman of the Board, the transition of our President to the role of Chief Executive Officer, the transition of our President of Mandiant Consulting and iSIGHT Intelligence to the role of President of FireEye, and the appointment of our Chief Financial Officer to the additional role of Chief Operating Officer. Leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. Our success depends in part on having a successful leadership team. If we cannot effectively manage the leadership transitions and management changes, it could make it more difficult to successfully operate our business and pursue our business goals.
In addition, we believe that it is important to establish and maintain a corporate culture that facilitates the maintenance and transfer of institutional knowledge within our organization and also fosters innovation, teamwork, a passion for customers and a focus on execution. Our Chief Executive Officer, our President, our Chief Financial Officer and Chief Operating Officer, our Executive Vice President of Global Engineering & Security Products and certain other key members of our management and finance teams have only been working together for a relatively short period of time. If we are not successful in integrating these key employees into our organization, such failure could delay or hinder our product development efforts and the achievement of our strategic objectives, which could adversely affect our business, financial condition and results of operations.
Our employees, including our executive officers, work for us on an “at-will” basis, which means they may terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our key employees. If one or more of our key employees resigns or otherwise ceases to provide us with their service, our business could be harmed.

If we are unable to sustain our revenue growth rate, we may not achieve or maintain profitability in the future.
From the year ended December 31, 2010 to the year ended December 31, 2015, our revenue grew from $11.8 million to $623.0 million, which represents a compounded annual growth rate of approximately 121%. Although we have experienced rapid growth historically and currently have high renewal rates, we may not continue to grow as rapidly in the future and our renewal rates may decline. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	maintain and expand our customer base;

•	increase revenues from existing customers through increased use of our products, subscriptions and services within their organizations;

•	improve the capabilities of our products and subscriptions through research and development;

•	continue to develop our cloud-based solutions;

•	maintain the rate at which customers purchase our subscriptions and support;

•	continue to successfully expand our business domestically and internationally; and

•	successfully compete with other companies.
If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. Our revenue for any prior quarterly or annual periods should not be relied upon as any indication of our future revenue or revenue growth.
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
If we do not effectively hire and train our direct sales force, we may be unable to add new customers or increase sales to our existing customers, and our business will be adversely affected.
We continue to be substantially dependent on our direct sales force to obtain new customers and increase sales with existing customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, a large percentage of our sales force is new to our Company. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales, billings and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
Our results of operations may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of our sales cycle and the short-term difficulty in adjusting our operating expenses. Our results of operations depend in part on sales to large organizations. The length of our sales cycle, from proof of concept to delivery of and payment for our platform, is typically three to nine months but can be more than a year. To the extent our competitors develop products that our prospective customers view as equivalent to ours, our average sales cycle may increase. Because the length of time required to close a sale varies substantially from customer to customer, it is difficult to predict exactly when, or even if, we will make a sale with a potential customer. As a result, large individual sales have, in some cases, occurred in quarters subsequent to or in advance of those we anticipated, or have not occurred at all. We are billing a number of large deals and the loss or delay of one or more of these large transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is delayed. Furthermore, some sales (such as product sales) generally result in immediate recognition of revenue, while other sales, such as product subscription sales, require the recognition of revenue over periods of one year or longer typically. As a result of these factors, it is difficult for us to forecast our revenue accurately in any quarter based on our internal forecasts of billings. Because a substantial portion of our expenses are relatively fixed in the short term, our results of operations will suffer if our revenue falls below our or analysts’ expectations in a particular quarter, which could cause the price of our common stock to decline.
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
As a result of customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of sales orders and generated a substantial portion of revenue during the last few weeks and days of each quarter. A significant interruption in our IT systems, which manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management, and trade compliance reviews, or our supply chain could result in delayed order fulfillment and decreased revenue for that quarter. If expected revenue at the end of any quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics or channel partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review, processing and licensing, or any delays in shipments based on trade compliance requirements, our revenue for that quarter could fall below our expectations and the estimates of market analysts, which could adversely impact our business and results of operations and cause a decline in the trading price of our common stock.
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
Subscription and services revenue accounts for a significant portion of our total revenue, comprising 77% and 66% for the three months ended June 30, 2016 and 2015, respectively, and comprising 78% and 67% for the six months ended June 30, 2016 and 2015, respectively. Sales of new or renewal subscription and service contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and subscriptions, the actual or perceived efficacy of our security solutions, the prices of our products and subscriptions, the prices of products and subscriptions offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and service contracts decline, our revenue and revenue growth rate may decline and adversely affect our business. In addition, we recognize subscription and service revenue ratably over the term of the relevant service period, which is generally between one to five years. As a result, much of the subscription and service revenue we report each quarter is derived from subscription and service contracts that we sold in prior quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant decreases in the market acceptance of, or demand for, our subscriptions or services may not be immediately apparent from our results of operations until future periods. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new and renewal subscription contracts must be recognized ratably over the applicable service period. Furthermore, any increases in the average term of subscriptions contracts would result in revenue for those subscription contracts being recognized over longer periods of time.
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
Once our platform is deployed within our customers’ networks, our customers depend on our technical and other support services, as well as the support of our channel partners, to resolve any issues relating to the implementation and maintenance of our platform. If we or our channel partners do not effectively assist our customers in deploying our platform, succeed in helping our customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional products, subscriptions or services as part of our platform to existing customers would be adversely affected and our reputation with potential customers could be damaged. Many larger organizations have more complex networks and require higher levels of support than smaller customers. If we fail to meet the requirements of our larger customers, it may be more difficult to execute on our strategy of upselling and cross selling with these customers. Additionally, if our channel partners do not effectively provide support to the satisfaction of our customers, we may be required to provide this level of support to those customers, which would require us to hire additional personnel and to invest in additional resources. It can take significant time and resources to recruit, hire, and train qualified technical support employees. We may not be able to hire such resources fast enough to keep up with demand. To the extent that we or our channel partners are unsuccessful in hiring, training, and retaining adequate support resources, our ability and the ability of our channel partners to provide adequate and timely support to our customers will be negatively impacted, and our customers’ satisfaction with our platform will be adversely affected. Additionally, to the extent that we need to rely on our sales engineers to provide post-sales support, our sales productivity will be negatively impacted, which would harm our results of operations.

Our limited operating history makes it difficult to evaluate our current business and prospects and may increase the risk that we will not be successful.
We were founded in 2004, and our first commercially successful product was shipped in 2008. Since then, we have continued to expand our platform, both organically and through acquisitions, including through the addition of Mandiant Corporation’s endpoint threat detection, response and remediation products; advanced threat intelligence capabilities; and incident response and security consulting services. The majority of our revenue growth began in 2010. Our limited operating history makes it difficult to evaluate our current business and prospects and plan for and model our future growth. We have encountered and will continue to encounter risks and uncertainties frequently encountered by rapidly growing companies in developing markets.
If our assumptions regarding these risks and uncertainties are incorrect or change in response to changes in the IT security market, our results of operations and financial results could differ materially from our plans and forecasts. Although we have experienced rapid growth for the past several years, there is no assurance that such growth will continue. Any success we may experience in the future will depend in large part on our ability to, among other things:

•	maintain and expand our customer base and the ways in which customers use our products and services;

•	expand revenue from existing customers through increased or broader use of our products and services within their organizations;

•	convince customers to allocate a fixed portion of their annual IT budgets to our products and services;

•	improve the performance and capabilities of our platform through research and development;

•	effectively expand our business domestically and internationally, which will require that we fill key management positions, particularly internationally; and

•	successfully compete with other companies that currently provide, or may in the future provide, solutions like ours that protect against next-generation advanced cyber attacks.
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

•
fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business, such as the British Pound Sterling, which experienced a sharp decline in value compared to the U.S. dollar and other currencies;

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

•
political and economic instability in some countries, such as the U.K., which held a referendum on June 23, 2016 in which British voters approved an exit from the EU, commonly referred to as "Brexit"; and

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
Additionally, on June 23, 2016, the U.K. held a referendum in which British voters approved an exit from the EU, commonly referred to as "Brexit." This resulted in an adverse impact to currency exchange rates, notably the British Pound Sterling which experienced a sharp decline in value compared to the U.S. dollar and other currencies. Continued volatility in currency exchange rates is expected in the near term as the U.K. negotiates its exit from the EU. A significantly weaker British Pound Sterling compared to the U.S. dollar could have a significantly negative effect on our financial condition and results of operations.
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
We have provided and may continue to provide guidance about our business and future operating results. In developing this guidance, our management must make certain assumptions and judgments about our future performance, including the level of anticipated cost savings we expect to achieve as a result of our restructuring plan. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Since the date of our initial public offering, the price of our common stock has ranged from $11.35 to $97.35 through August 1, 2016, and the last reported sale price on August 1, 2016 was $16.96. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 2, 2016, Frank Verdecanna, the Company’s Senior Vice President of Finance, was appointed to the additional role of Chief Accounting Officer, effective immediately.  In this additional role, Mr. Verdecanna will serve as the Company’s principal accounting officer.  Effective upon such appointment, Michael J. Berry, the Company’s Executive Vice President, Chief Financial Officer and Chief Operating Officer, ceased serving as the Company’s principal accounting officer.  Mr. Verdecanna, age 45, has served as the Company’s Senior Vice President of Finance since November 2015, and previously served as the Company’s interim Chief Financial Officer from August 2015 to September 2015 and as the Company’s Vice President of Finance from November 2012 to November 2015.  Prior to joining the Company, Mr. Verdecanna was the Chief Financial Officer of Apptera, Inc., a mobile communications and advertising company, from February 2010 to November 2012. From October 2000 to July 2009, Mr. Verdecanna held various finance positions, most recently as Vice President and Chief Financial Officer, at iPass Inc., a publicly traded global provider of mobility software and services. Mr. Verdecanna holds a B.S. in Business Administration from California Polytechnic State University-San Luis Obispo.
Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1†	Outside Director Compensation Policy, as amended and currently in effect
10.2†
Offer Letter between the Registrant and David DeWalt, dated June 15, 2016 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, Commission File No. 001-36067, filed on June 20, 2016)

10.3†	Offer Letter between the Registrant and Travis Reese, dated June 27, 2016
10.4†	Key Employee Non-Competition Agreement, dated as of December 30, 2013, by and between Travis Reese and the Registrant
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREEYE, INC.

Dated: August 5, 2016	By:	/s/ Michael J. Berry
Michael J. Berry
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1†	Outside Director Compensation Policy, as amended and currently in effect
10.2†
Offer Letter between the Registrant and David DeWalt, dated June 15, 2016 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, Commission File No. 001-36067, filed on June 20, 2016)

10.3†	Offer Letter between the Registrant and Travis Reese, dated June 27, 2016
10.4†	Key Employee Non-Competition Agreement, dated as of December 30, 2013, by and between Travis Reese and the Registrant
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement