Form 10-K
period 2016-12-31
FireEye, Inc.
filed 2017-02-24
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2.5 billion, based on the closing price of such stock reported for such date on The NASDAQ Global Select Market. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of outstanding shares of the registrant’s common stock was 177,507,475 as of February 21, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” the negative and plural forms of these words and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the evolution of the threat landscape facing our customers and prospects;

•	our ability to educate the market regarding the advantages of our security solutions;

•	our ability to continue to grow revenues;

•	our future financial and operating results;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	beliefs and objectives for future operations;

•	our ability to expand our leadership position in advanced network security;

•	our ability to attract and retain customers and to expand our solutions footprint within each of these customers;

•	our expectations concerning renewal rates for subscriptions and services by existing customers;

•	our ability to maintain our competitive technological advantages against new entrants in our industry;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	cost of revenue, including changes in costs associated with products, manufacturing and customer support;

•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	anticipated income tax rates;

•	potential attrition and other impacts associated with restructuring;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	our ability to generate cash flows from operations and free cash flows;

•	our ability to capture new, and renew existing, contracts with the United States and international governments;

•	costs associated with defending intellectual property infringement and other claims, such as those claims discussed in “Business—Legal Proceedings”;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	the release of new products;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies; and

•	the effects of seasonal trends on our results of operations.
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

PART I
Item 1. Business
General
We provide comprehensive intelligence-based cybersecurity solutions that allow organizations to prepare for, prevent, respond to and remediate cyber attacks. Our portfolio of cybersecurity products and services is designed to detect and prevent attacks as well as enable rapid discovery and response when a breach occurs. We accomplish this through the “productization” of our three core competitive advantages:

•	Our high efficacy detection of known and unknown threats by our proprietary Multi-vector Virtual Execution (MVX) engine and intelligence-driven analysis (IDA) technologies,

•
Our intelligence on threats and threat actors, based on the continuous flow of new attack data from our global network of sensors and virtual machines, as well as intelligence gathered by our security researchers and incident responders, and

•	Our accumulated security expertise derived from responding to thousands of significant breaches over the past decade.
Our MVX-based detection and prevention solutions encompass web, email, endpoint, cloud and content (file) attack vectors, and provide the first line of defense against known and unknown attacks. These products are complemented by our network forensics, cloud-based intelligence and threat analytics, managed security services, cybersecurity consulting and incident response offerings. In combination, our products and services enable a proactive approach to cybersecurity that extends across the security operations cycle to reduce organizations’ overall cyber-risk at a lower total cost of ownership.
We were founded in 2004 to address the inability of signature-based security solutions to detect the new generation of dynamic, stealthy and targeted cyberattacks, known as advanced persistent threats (APTs). To meet the challenges of detecting these previously unknown threats, for which there were no signatures, we developed our MVX engine, a purpose-built virtual machine-based threat detection and analysis engine. MVX employs a two-phased approach to deliver high fidelity alerts -- anomaly detection using our IDA technologies to capture suspicious content, followed by virtual machine validation to minimize costly false positive alerts. MVX generates a continuous flow of real-time “victim-based” threat data to our Dynamic Threat Intelligence (DTI) cloud, allowing our solutions to be updated in near-real time as new threats emerge.
We have expanded our business from a narrow focus on the detection of advanced threats to helping our customers improve their resilience to attacks using our technologies, intelligence and expertise. In the fourth quarter of 2016, we announced an early adopter program for our FireEye Helix cybersecurity platform. Helix integrates our network and endpoint security technologies, advanced threat intelligence, threat analytics, and orchestration capabilities in a single subscription offering designed to simplify security operations. The cloud-based Helix console provides a unified, customized view of an organization’s attack surface, enriching alerts from FireEye and third party security products with contextual threat intelligence on attackers’ identity, tools and techniques. Helix also includes pre-determined threat response “playbooks” based on Mandiant expertise and best practices. Helix allows security analysts to prioritize critical alerts, rapidly pivot from detection to response, and reduce the business impact of an attack.
As of December 31, 2016, we had approximately 5,600 end-customers, including more than 40% of the Forbes Global 2000. Our customers include leading enterprises in a diverse set of industries, including telecommunications, technology, financial services, public utilities, healthcare and oil and gas, as well as leading U.S. and international governmental agencies.
For 2016, 2015 and 2014, our revenue was $714.1 million, $623.0 million and $425.7 million, respectively, representing year-over-year growth of 15% for 2016, 46% for 2015 and 163% for 2014, and our net losses were $480.1 million, $539.2 million and $443.8 million, respectively.
Our business is geographically diversified, with 69% of our total revenue from the United States, 14% from Europe, the Middle East, and Africa (EMEA), 13% from Asia Pacific and Japan (APAC), and 4% from other regions in 2016. See Note 15 contained in "Notes to Consolidated Financial Statements" in Item 8 of Part II of this Annual Report on Form 10-K for more information about our customers, revenue and long-lived assets by geographic region.
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

Our Products, Subscriptions and Services
Our products are designed to address security requirements for small-to-mid sized businesses, remote offices, large enterprises, governments and service providers. We offer multiple appliance models and form factors, each with various features and capabilities. All our detection and prevention appliance products require subscriptions to threat intelligence and support, which are typically priced as a percentage of the appliance price in one or three year subscriptions. Our security-as-a-service offerings are offered in one or three year subscriptions and are priced based on appropriate use metrics. We typically invoice customers for the full term of subscriptions up front. Professional services are invoiced according to pre-determined contract terms for consulting services and on a time-and-materials basis for incident response. We recognize revenue as our services are delivered.
Products

•
Threat Detection and Prevention Solutions. Our detection and prevention products consist of vector-specific appliance and cloud-based solutions to detect and block known and unknown cyber attacks. Our portfolio encompasses products for network, email, cloud, endpoint, and file (content) threat vectors.

•
Network security products (NX and MVX Compute Node Series). Our network security products detect and block known and unknown threats hidden in Internet traffic. They are typically deployed behind traditional signature- and policy-based defenses to detect and validate attacks missed by those products, and are available in a variety of form factors, deployment options and performance/capacity levels.

Integrated network security appliances. Our NX Series of integrated appliances combine our IDA rules engines and MVX validation in a single, standalone appliance to secure an Internet access point at a single site. NX Series capacity scales from 50 megabits per second (Mbps) to multiple gigabits per second (Gbps) of throughput.

Distributed network security appliances. In November 2016, we introduced new appliances that separated the two primary detection and prevention processes to enable distributed, cloud and hybrid deployments. Network traffic capture and anomaly detection is performed by our virtual and physical Smart Node appliances installed at Internet access points on the customers’ premise. MVX virtual machine-based analysis and validation is performed by the highly scalable, centrally shared MVX Smart Grid. Existing NX Series appliances can be configured to operate as Smart Nodes, allowing organizations to migrate their on-premise security infrastructures seamlessly to hybrid and cloud-based architectures.

•
Email security products (EX Series and ETP). Our email security solutions detect and stop spear phishing, ransomware, sender impersonation, credential phishing, typo-squatting, and other email-based attacks. Our EX Series appliances and ETP cloud-based solution inspect emails for zero-day exploits, malicious URLs, behavioral anomalies, and malware hidden in attachments. If an attack is confirmed, the malicious email is quarantined for further analysis and deletion. All our email security solutions integrate with FireEye network security through our Central Management System to protect against multi-vector, blended attacks.

•
Endpoint security products (HX Series). Our HX next generation endpoint security solution equips security organizations to detect, analyze and resolve security incidents, including exploits, on desktops, laptops and other end-user devices using our intelligence-driven analysis engines. Threat intelligence and alerts are correlated between our network security products and endpoint security products to provide visibility across an organization and enable rapid containment. Additionally, the HX agent collects forensic data necessary for investigation and analysis of attacks. In February 2017, we announced an original equipment manufacturer (OEM) relationship with a leading provider of anti-virus software to integrate signature-based malware detection and prevention on HX. The addition of legacy malware detection functionality to our next-generation endpoint security solution provides a comprehensive detection, protection and response solution.

•
Content security products (FX Series). Our FX Series of integrated appliances analyze content on network file servers to detect and quarantine malicious content embedded in files brought into the network online file sharing services and portable file storage devices.

•	Security Management and Orchestration Products

•
Central Management System (CMS). Our Central Management System, or CMS, manages the overall deployment of our on-premise integrated NX, EX, FX, and AX security appliances by unifying reporting, configuration, and threat intelligence sharing. Customers generally purchase the CMS appliance to manage multiple FireEye detection and prevention appliances.

•
FireEye Security Orchestrator (FSO). FireEye Security Orchestrator accelerates and simplifies security operations by unifying disparate technologies and incident handling into a single console. FSO coordinates the response to critical alerts across the security and IT infrastructure using customized workflows, granular permissions, and bi-directional command and control plug-ins for many popular security and infrastructure products. FSO also provides an investigative dashboard and is a core enabling technology for the Helix platform.

•
Forensics and Investigation Products. Our forensics and investigation products provide the tools, threat intelligence, and codified expertise necessary to rapidly prioritize, investigate and respond to threat alerts.

•
Threat Analytics Platform (TAP). TAP is a cloud-based detection and incident investigation application that enables security teams to identify and effectively respond to cyber threats in on-premise, cloud and hybrid environments. TAP is designed to enable rapid search of billions of events to identify malicious events. TAP integrates with the FireEye Security Orchestrator and the analytics are key components of the Helix security console.

•	Malware Analysis (AX Series). Our AX Series of appliances are intended for use by forensics experts for detailed analysis and investigation of cyber attacks.

•
Enterprise Forensics (PX Series and IA Series). Our PX Series of appliances captures, stores and indexes full network packets at extremely rapid speeds to allow organizations to investigate and resolve security incidents. Our Investigative Analysis System (IA Series) provides a centralized, easy-to-use analytical interface to our PX Series of appliances to provide data visualization and in-depth analytics in a single workbench.

Subscription and Services

•	Product Subscriptions

•	Threat Intelligence Subscriptions

•
Dynamic Threat Intelligence (DTI) Cloud. Our DTI cloud is a bi-directional system that collects security data from our appliances, our global threat gathering network and our security labs, and uses machine-learning and analysis techniques to identify new threats.

•
Advanced Threat Intelligence (ATI). Our Advanced Threat Intelligence augments our Dynamic Threat Intelligence by correlating validated alerts with contextual information on known threat actors, including information on the identity of the attacker, likely motives, and details on attack patterns.

•
FireEye iSIGHT Intelligence. FireEye iSIGHT Intelligence is based on active monitoring of threats, threat actors, threat sponsors, and their tools and tactics. Intelligence is codified in reports to enable organizations to proactively defend against new and emerging cyber threats before an attack is launched.

•	Security-as-a-Service Offerings

•
Email Threat Prevention Cloud (ETP). Our cloud-based Email Threat Prevention solution (ETP) is a software-as-a-service (SaaS) offering that protects cloud-based mailboxes from advanced threats and provides anti-spam and anti-virus protection.

•
FireEye Helix. Our FireEye Helix platform combines our cloud-based network and endpoint detection capabilities, contextual threat intelligence, threat analytics, and orchestration capabilities with a unified cloud-based console. Helix enriches security event data from FireEye and third party security products with our threat intelligence, to enable alert prioritization and rapid response, as well as detailed reporting for compliance purposes.

•
FireEye-as-a-Service. Our FireEye-as-a-Service offering is a managed service offering using our threat intelligence and analytics to monitor and analyze network traffic and security alerts from FireEye and third party products.

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

•	Professional Services

•
Incident response, compromise assessments and related security consulting services. Our cybersecurity experts help customers identify and remediate cyber breaches. Additionally, we provide security programs assessments and planning, provide litigation support, and perform forensic analyses. These consulting services are marketed under the Mandiant brand.

•	Cyber Threat Intelligence Services. Cyber threat intelligence services design and build cyber threat intelligence processes and solutions within customers’ security operations.

•	Training. We offer training services to our customers and channel partners through our training department and authorized training partners.
For contributions to total revenue by significant class of revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.
Our Technologies
We have developed proprietary technologies related to threat detection, virtual machine-based threat analysis, endpoint protection, and security orchestration. We believe these technologies, combined with our threat intelligence and security expertise, differentiate our products and services.
Advanced Threat Detection and Prevention Technology. At the core of our network, email, endpoint, and content security solutions is our proprietary, purpose-built Multi-Vector Virtual Execution (MVX) engine. We have developed our MVX engine to provide high efficacy threat protection through high fidelity detection, negligible false-positive rates, and minimal impact on network performance. Our foundational technologies in the MVX engine are: (i) line rate anomaly detection, (ii) proprietary virtual execution, and (iii) multi-flow cross correlation. We have built our technology over 10 years of research and development, and we believe it represents a significant competitive advantage for us. Because we first identify suspicious flows with our line rate anomaly detector, using Intelligent-Driven Analysis (IDA) technologies, and then, through a separate process, use our MVX engine to determine whether such suspicious flows are malicious, our technology can be deployed on a single integrated appliance, as a cloud-based service, or in a hybrid appliance/cloud architecture.
Advanced Endpoint Validation and Containment. Our endpoint security solution includes proprietary technologies that enable (i) automatic creation of indicators of compromise coupled with rapid enterprise-wide search, (ii) exploit detection and prevention, (iii) forensic data capture and (iv) rapid containment and investigation for connected and unconnected endpoints. Additionally, we have developed our endpoint technologies to correlate and consume threat intelligence from our network-based security solutions.
Evolved Network Security Architecture and Security Orchestration. Our solutions are designed to operate as part of a comprehensive security architecture to defend networks against today's advanced threats and minimize the business impact of attacks. The ability to monitor all traffic and file stores is critical to detecting next-generation threats that will enter through multiple vectors and move laterally across the network. We combine this visibility with our dynamic, contextual and strategic threat intelligence to enable rapid, prioritized response to critical alerts across the IT infrastructure using our security orchestration technologies and tools.
Customers
Our customer base has grown from approximately 450 end-customers at the end of 2011 to approximately 5,600 end-customers as of December 31, 2016, including more than 40% of the Forbes Global 2000. We provide products, subscriptions and services to customers of varying sizes, including enterprises, governmental agencies and educational and nonprofit organizations. Our customers include leading enterprises in a diverse set of industries, including telecommunications providers, financial services entities, Internet search engines, social networking sites, stock exchanges, electrical grid operators, networking vendors, oil and gas companies, healthcare and pharmaceutical companies and leading U.S. and international governmental agencies. Our business is not dependent on any particular end-customer as no end-customer represented more than 10% of our revenue for any of the years ended December 31, 2016, 2015 or 2014. For the years ended December 31, 2016, 2015 and 2014, one reseller represented 12%, 13% and 11%, respectively, of our total revenue. For the years ended December 31, 2016 and 2015, one distributor represented 19% and 17%, respectively, of our total revenue. No distributor represented 10% or greater of our total revenue for the year ended December 31, 2014.
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
Sales and Marketing
Sales. Our sales organization consists of in-house sales teams who work in collaboration with external channel partners to identify new sales prospects, sell additional products, subscriptions and services, and provide post-sale support. Our field sales team is organized by territory and is responsible for enterprise and government accounts within their region. Our inside sales organization is responsible for sales to medium-sized and smaller organizations, and for renewal of existing subscriptions.
We also have a dedicated team focused on channel sales who manage the relationships with our value-added reseller and distributor partners and work with these channel partners to win and support customers. We believe this hybrid direct-touch sales approach allows us to leverage the benefits of broader market coverage provided by a reseller channel while maintaining a face-to-face connection with our customers, including key enterprise accounts.
We have also cultivated alliances with non-traditional partners to generate customer referrals and extend our technologies and sales coverage to new market segments. These relationships include relationships with insurance providers, large systems integrators and managed service providers, and we have engaged in joint solution development with leading providers of engineering services and payment systems.
Our sales organization is supported by sales engineers with deep technical domain expertise who are responsible for pre-sales technical support, solutions engineering for our customers, proof of concept work and technical training for our channel partners. Our sales engineers also act as the liaison between customers and our marketing and product development organizations.
As part of our sales strategy, we often provide prospective customers with our detection and prevention products for a short-term evaluation period. In such cases, our products are deployed within the prospective customer’s network, typically for a period ranging from one week to several months. During this period, the prospective customer conducts evaluations with the assistance of our system engineers and members of our security research team. We believe that by providing proof of concept evaluations to potential customers, we are able to contrast the effectiveness of our platform versus our competitors in identifying suspicious and potentially malicious software code in their actual IT environments. Additionally, our Mandiant consultants use our technologies and products in their incident response and consulting engagements, providing de facto proof of concept evaluations in the customer’s environment. Our sales cycle varies by industry and can be long and unpredictable, but is typical of large, complex enterprise sales cycles that can last several months or more. However, some transactions can close in a few weeks when an active breach is discovered.
Marketing. Our marketing is focused on building our brand reputation and market awareness for our solutions, driving customer demand and a strong sales pipeline, and working with our channel partners around the globe. Our marketing team consists primarily of corporate marketing, channel marketing, account/lead development, operations and corporate communications. Marketing activities include demand generation, advertising, product launch activities, managing our corporate Website and partner portal, trade shows and conferences, press and analyst relations, and customer awareness. We are also actively engaged in driving global thought leadership programs through blogs and media and developing rich content such as the global cyber maps and threat reports.
Technology Alliance Partners
FireEye has built a robust ecosystem of Technology Alliance Partners who, through integration and joint go-to-market efforts, extend the breadth and depth of cybersecurity and protection customers gain from FireEye.  Spanning multiple technology categories, including network monitoring vendors, security information and event management vendors, network equipment vendors, forensic software vendors and web application firewall vendors, these partnerships provide for threat intelligence sharing, cross-vendor technology integrations, and joint solution development. By helping to ease the complications that organizations face when implementing multi-layered security solutions, our technology alliances facilitate integrated solution design, accelerate the time to realize value, and enhance our role as a strategic security partner.
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
Manufacturing
The manufacturing of our security products is outsourced to principally one third-party contract manufacturer. This approach allows us to reduce our costs as it reduces our manufacturing overhead and inventory and also allows us to adjust quickly to changing customer demand. Our manufacturing partner assembles our products using design specifications, quality assurance programs, and standards that we establish, and it procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions.
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

Research and Development
We invest substantial resources in research and development to enhance our virtual execution detection engines and threat intelligence, build add-on functionality to our products and improve our core technologies. We believe that hardware, software and cloud-based technologies are critical to maintaining and expanding our leadership in the security industry. Our engineering teams have deep networking and security expertise and work closely with our customers to identify their current and future needs. Additionally, our Mandiant consultants use our products in their incident response and compromise assessment engagements and provide continual feedback to our engineering teams on product performance, detection efficacy, evasion techniques and attack trends.
In addition to our focus on platform expansion and enhancement, our research and development teams are focused on developing automation tools and machine learning techniques to reduce the time to discover and distribute new threat intelligence, as well as generate efficiencies in our services offerings. We are also investing in security platform management and orchestration capabilities to provide unified reporting and security orchestration features to customers in a single dashboard.
We maintain research and development activities across the globe with teams located in Germany, India, Ireland, Japan, Singapore and the United States.
Research and development expense totaled $279.6 million, $279.5 million and $203.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Competition
We operate in the intensely competitive IT security market which is characterized by constant change and innovation. Changes in the threat landscape and broader IT infrastructures result in evolving customer requirements for security. Several vendors have either introduced new products or incorporated new features into existing products that compete with our solutions. Our current and potential future competitors fall into six general categories:

•	large networking vendors such as Cisco and Juniper that may emulate or integrate certain features similar to ours into their own products;

•	large companies such as Intel, IBM and HPE that have acquired security vendors in recent years and have the technical and financial resources to bring competitive solutions to the market;

•	independent security vendors such as Palo Alto Networks and Trend Micro that offer products or features that claim to perform similar functions to our platform;

•	small and large companies, including new market entrants, that offer narrow product solutions that compete with some of the features present in our platform;

•	providers of traditional signature-based security solutions, such as Symantec; and

•	other providers of incident response and compromise assessment services.
As our market grows and IT budgets are allocated to support protection from advanced threats, it will attract more highly specialized vendors as well as larger technology vendors that may continue to acquire or bundle their products more effectively. The principal competitive factors in our market include:

•	ability to deliver the combination of technology, intelligence and expertise necessary to combat the current threat landscape;

•	ability to detect and prevent known and unknown threats by overcoming the limitations of signature-based approaches, while maintaining a low rate of false-positive alerts;

•	scalability, throughput and overall performance of our detection and prevention technologies;

•	visibility into all stages of an attack, especially the exploit phase;

•
breadth and richness of the shared threat intelligence, including dynamic and contextual threat intelligence on cyber crime, cyber espionage, hacktivism, attacks on critical infrastructure and nation-state attacks;

•	flexible deployment options, including on-premise appliances, cloud-based software or a hybrid of both, as well as "as-a-service" options;

•	brand awareness and reputation;

•	strength and effectiveness of sales and marketing efforts;

•	product extensibility and ability to integrate with other technologies in the network infrastructure;

•	ease of use;

•	price and total cost of ownership; and

•	ability to provide an orchestrated solution of products and services for detecting, preventing and resolving advanced cybersecurity threats across multiple attack vectors.
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
Employees
As of December 31, 2016, we had approximately 2,900 employees. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never had a work stoppage, and we consider our relationship with our employees to be good.
Facilities
We currently lease approximately 221,000 square feet of space for our corporate headquarters in Milpitas, California under lease agreements that expire during the year ended December 31, 2018. In August 2016, we entered into a lease agreement for our new corporate headquarters, expected to commence mid-2017. We maintain additional offices throughout the United States and various international locations including, Australia, Dubai, Germany, India, Ireland, Japan, Singapore and the United Kingdom. We believe that these facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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
We have incurred operating losses each year since 2004, including net losses of $480.1 million, $539.2 million and $443.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for our platform, increased competition, a decrease in the growth or size of the IT security market, particularly the market for solutions that target the next generation of advanced cyber attacks, or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.
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
Our results of operations have varied significantly from period to period, and we expect that our results of operations, including, but not limited to our GAAP and non-GAAP measures, will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to attract new and retain existing customers;

•	changes in our mix of products, subscriptions and services sold;

•	the timing and success of new product, subscription or service introductions by us or our competitors;

•	real or perceived reductions in our product efficacy by our customers or in the marketplace;

•	the budgeting cycles, seasonal buying patterns and purchasing practices of customers;

•	the timing of shipments of our products and length of our sales cycles;

•	changes in customer or reseller requirements or market needs;

•	changes in the growth rate of the IT security market, particularly the market for threat protection solutions like ours that target next-generation advanced cyber attacks;

•
the impact of our restructuring plan, whether the estimated cost savings associated with our restructuring plan are achieved, and any disruptions in our business caused by the implementation of our restructuring plan;

•	any change in the competitive landscape of the IT security market, including consolidation among our customers or competitors;

•	the level of awareness of IT security threats, particularly advanced cyber attacks, and the market adoption of our platform;

•	deferral of orders from customers in anticipation of new products or product enhancements announced by us or our competitors;

•	our ability to successfully expand our business domestically and internationally;

•	reductions in customer renewal rates for our subscriptions and support;

•	decisions by organizations to purchase IT security solutions from larger, more established security vendors or from their primary IT equipment vendors;

•	changes in our pricing policies or those of our competitors;

•	any disruption in, or termination of, our relationships with channel partners;

•	our inability to fulfill our customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

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

•	seasonality in our business;

•	general economic and political conditions, both domestic and in our foreign markets, including economic and political uncertainty caused by the recent U.S. presidential election;

•	future accounting pronouncements or changes in our accounting policies or practices;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our business; and

•	increases or decreases in our revenues and expenses caused by fluctuations in foreign currency exchange rates.
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
Our revenue depends significantly on general economic conditions and the demand for products in the IT security market. Economic weakness, customer financial difficulties, and constrained spending on IT security may result in decreased revenue and earnings. Such factors could make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our inventory purchases, contract manufacturer relationships and other costs and expenses. In addition, concerns regarding the impact of the recent U.S. presidential election or the impact of the "Brexit" referendum in which voters in the U.K. in June 2016 approved the withdrawal of the U.K. from the EU, as well as continued budgetary challenges in the United States and Europe and geopolitical turmoil in many parts of the world, have and may continue to put pressure on global economic conditions and overall spending on IT security. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the EU may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our platform.
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
Although our business has experienced significant growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate or at all. To improve our infrastructure, we continue to enhance our enterprise resource planning system, including revenue recognition and management software, and implement and enhance additional systems and controls. There is no assurance that we will be able to successfully scale improvements to our enterprise resource planning system or implement or scale improvements to our other systems, processes and controls in a manner that keeps pace with our growth or that such systems, processes and controls will be effective in preventing or detecting errors, omissions or fraud.
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
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of equity securities. For example, in January 2016, we issued 1,793,305 shares of common stock in connection with our acquisition of iSIGHT, and in February 2016, we issued 742,026 shares of common stock in connection with our acquisition of Invotas. There is also a risk that future acquisitions will result in the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the write-off of goodwill, any of which could harm our financial condition or operating results.
Actions that we are taking to restructure our business to better align with our business model transition strategy may be costly and may not be as effective as anticipated.
On August 2, 2016, our board of directors approved a restructuring plan and reduction in workforce to reduce operating expenses and align the company’s expense structure with current growth expectations. We recognized restructuring charges of $27.6 million during the year ended December 31, 2016, which consisted of employee severance and other termination benefits associated with a 10% reduction in our workforce, costs to consolidate certain real estate facilities and impairment charges for certain assets. These charges are primarily cash-based, with $21.5 million being paid during 2016. The actions associated with the restructuring plan taken in 2016 are expected to result in annualized savings of at least $80 million. However, there may be adverse consequences related to such actions which include unwanted employee attrition, various charges for severance and severance-related costs and the loss of propriety information and in-house knowledge in connection with the planned reduction in our workforce. This type of restructuring activity may result in business disruptions and may not produce the full efficiency and cost reduction benefits anticipated. Further, the benefits may be realized later than expected and the cost of implementing these measures may be greater than anticipated. If these measures are not successful, we may need to undertake additional cost reduction efforts, which could result in future charges. Moreover, the restructuring plan may cause business disruptions with customers and elsewhere if our cost reduction efforts prove ineffective, and our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including the related charges and the impact of the related workforce reduction, could have a material adverse effect on our business, operating results and financial condition.

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
If we are unable to sustain revenue growth, we may not achieve or maintain profitability in the future.
From the year ended December 31, 2010 to the year ended December 31, 2016, our revenue grew from $11.8 million to $714.1 million, which represents a compounded annual growth rate of approximately 98%. Although we have experienced rapid growth historically and currently have high renewal rates, we may not continue to grow in the future and our renewal rates may decline. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

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
If we are unable to maintain consistent revenue growth or if our revenues decline, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. Our revenue for any prior quarterly or annual periods should not be relied upon as any indication of our future revenue or revenue growth.
If the general level of advanced cyber attacks declines, or is perceived by our current or potential customers to have declined, our business could be harmed.
Our business is substantially dependent on enterprises and governments recognizing that advanced cyber attacks are pervasive and are not effectively prevented by legacy security solutions. High visibility attacks on prominent enterprises and governments have increased market awareness of the problem of advanced cyber attacks and help to provide an impetus for enterprises and governments to devote resources to protecting against advanced cyber attacks, such as testing our platform, purchasing it, and broadly deploying it within their organizations. If advanced cyber attacks were to decline, or enterprises or governments perceived that the general level of advanced cyber attacks have declined, our ability to attract new customers and expand our offerings within existing customers could be materially and adversely affected. A reduction in the threat landscape, for example, as a result of the 2015 cybersecurity agreement between China and the U.S., may reduce the demand from customers or prospects for our solutions, and therefore could increase our sales cycles and harm our business, results of operations and financial condition.

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
Our recently announced changes in our sales leadership may also adversely affect our ability to attract and retain highly skilled employees. In addition, if we fail to integrate a new head of worldwide sales and a new head of EMEA, and create effective working relationships among them, other members of management and our sales personnel, our business, financial condition and results of operations could be adversely affected. Moreover, if the sales leadership changes or our workforce reductions have a negative impact on sales productivity or sales execution, our business, financial condition and results of operations could be negatively impacted.
We recently announced the resignations of our former Executive Chairman of the Board and former Chief Financial Officer and Chief Operating Officer, the appointment of our new Chief Financial Officer, and other recent leadership appointments. Leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. Our success depends in part on having a successful leadership team. If we cannot effectively manage the leadership transitions and management changes, it could make it more difficult to successfully operate our business and pursue our business goals.
In addition, we believe that it is important to establish and maintain a corporate culture that facilitates the maintenance and transfer of institutional knowledge within our organization and also fosters innovation, teamwork, a passion for customers and a focus on execution. Our Chief Executive Officer, our President, our Chief Financial Officer, our Executive Vice President of Worldwide Sales, our Executive Vice President of Global Services and Intelligence and our Executive Vice President of Global Engineering & Security Products and certain other key members of our management and finance teams have only been working together for a relatively short period of time. If we are not successful in integrating these key employees into our organization, such failure could delay or hinder our product development efforts and the achievement of our strategic objectives, which could adversely affect our business, financial condition and results of operations.
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
Subscription and services revenue accounts for a significant portion of our total revenue, comprising 79%, 65% and 58% for the years ended December 31, 2016, 2015 and 2014, respectively. Sales of new or renewal subscription and service contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and subscriptions, the actual or perceived efficacy of our security solutions, the prices of our products and subscriptions, the prices of products and subscriptions offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and service contracts decline, our revenue and revenue growth rate may decline and adversely affect our business. In addition, we recognize subscription and service revenue ratably over the term of the relevant service period, which is generally between one to five years. As a result, much of the subscription and service revenue we report each quarter is derived from subscription and service contracts that we sold in prior quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant decreases in the market acceptance of, or demand for, our subscriptions or services may not be immediately apparent from our results of operations until future periods. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new and renewal subscription contracts must be recognized ratably over the applicable service period. Furthermore, any increases in the average term of subscriptions contracts would result in revenue for those subscription contracts being recognized over longer periods of time.
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

•
risks associated with trade restrictions and foreign legal requirements, including any importation, certification, and localization of our platform that may be required in foreign countries and any changes in trade relations and restrictions as a result of the recent U.S. presidential election;

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

•
political and economic instability in some countries, such as those caused by the recent U.S. presidential election and the referendum on June 23, 2016, in which voters in the U.K. approved an exit from the EU, commonly referred to as "Brexit"; and

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
For example, with regard to transfers of personal data from our European customers and employees to the U.S., we have historically relied on compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to by the U.S. Department of Commerce, and the EU and Switzerland, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S. In a recent ruling by the EU Court of Justice in Case C-362/14 (Schrems v. Data Protection Commissioner), the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with restrictions under EU law regarding the transfer of personal data outside of the EEA. EU and U.S. political authorities reached political agreement in February 2016 regarding the U.S.-EU Privacy Shield, which would provide a new mechanism for companies to transfer EU personal data to the United States. Although the U.S.-EU Privacy Shield was granted an adequacy decision by the EU College of Commissioners on July 12, 2016, and became available to U.S. companies on August 1, 2016, it has been challenged and may be suspended or invalidated. It is uncertain that the U.S.-EU Privacy Shield will continue to remain intact and serve as an appropriate means for us to meet EU requirements for personal data transfers from the EEA to the United States. In particular, it is unclear whether the new Administration may pursue changes to, or withdrawal from, the U.S.-EU Privacy Shield Framework. Policy positions and executive orders of President Trump may cause European officials to pursue changes to, or withdrawal from, the U.S.-EU Privacy Shield. The invalidation of the U.S.-EU Safe Harbor or subsequent developments in the legal landscape affecting the transfer of personal data from the EEA may cause us to find it necessary or desirable to modify our data handling practices, and may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results.

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
In addition, Congress and the current administration have indicated a desire to reform the U.S. corporate income tax. As part of any tax reform, it is possible that the current corporate income tax rate may be reduced, and there may be other potential changes including limiting or eliminating various other deductions, credits or tax preferences. At this time, it is not possible to measure the potential impact on the value of our deferred tax assets, business, prospects or results of operations that might result upon enactment.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This standard clarifies how certain cash receipts and payments should be classified in the statement of cash flows, including the cash settlement of our Convertible Senior Notes. Upon cash settlement, repayment of the principal amount will be bifurcated between cash outflows for operating activities for the portion related to accreted interest attributable to debt discounts arising from the difference between the coupon interest rate and the effective interest rate, and financing activities for the remainder. This will require us to classify the $233.9 million of accreted interest as cash used in operating activities in our consolidated financial statements upon cash settlement, which could adversely affect our future financial results.
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
The conversion of some or all of our convertible notes, if such conversion occurs, will dilute the ownership interests of then-existing stockholders to the extent we deliver shares upon conversion of any of the convertible notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible notes may encourage short selling by market participants because the conversion of the convertible notes could be used to satisfy short positions, or anticipated conversion of the convertible notes into shares of our common stock could depress the price of our common stock.

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
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Since the date of our initial public offering, the price of our common stock has ranged from $10.60 to $97.35 through February 21, 2017, and the last reported sale price on February 21, 2017 was $11.80. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans, the conversion of our convertible notes or otherwise. For example, in December 2013, we issued approximately 16.9 million shares of common stock and assumed options to purchase approximately 4.6 million shares of our common stock in connection with our acquisition of Mandiant; in May 2014, we issued 295,681 shares of common stock and assumed options to purchase 63,490 shares of our common stock in connection with our acquisition of nPulse Technologies; in January 2016, we issued 1,793,305 shares of common stock in connection with our acquisition of iSIGHT; and in February 2016, we issued 742,026 shares of common stock in connection with our acquisition of Invotas. In addition, in June 2015, we issued $920.0 million aggregate principal amount of convertible senior notes. Any future issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
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
We are subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act ("Section 404"), enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management's report for fiscal 2016 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.

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
While we were able to determine in our management's report for fiscal 2016 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest to the effectiveness of our internal controls or determine we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Milpitas, California where we currently lease approximately 221,000 square feet of space under lease agreements that expire during the year ended December 31, 2018. In August 2016, we entered into a lease agreement for our new corporate headquarters, expected to commence mid-2017. We maintain additional offices throughout the United States and various international locations, including, but not limited to, Australia, Dubai, Germany, India, Ireland, Japan, Singapore and the United Kingdom. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
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
Holders of Record
As of December 31, 2016, there were 89 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Price Range of Our Common Stock
The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on The NASDAQ Global Select Market:

Year Ended December 31, 2016:	High	Low
First Quarter	$22.48	$11.35
Second Quarter	$18.73	$12.38
Third Quarter	$18.42	$13.38
Fourth Quarter	$15.03	$10.87

Year Ended December 31, 2015:	High	Low
First Quarter	$46.44	$29.25
Second Quarter	$55.33	$37.66
Third Quarter	$50.94	$30.15
Fourth Quarter	$33.15	$19.76
Stock Performance Graph
The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph compares the cumulative total return of our common stock with the total return for the Standard & Poor's 500 Index and the Standard & Poor's Information Technology Index from September 20, 2013 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2016. The graph assumes that $100 was invested on September 20, 2013 in our common stock, the Standard & Poor's 500 Index and the Standard & Poor's Information Technology Index, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	9/20/13	12/13	4/14	8/14	12/14	4/15	8/15	12/15	4/16	8/16	12/16
FireEye, Inc.	$100.00	$121.14	$109.06	$86.50	$87.72	$114.72	$104.94	$57.61	$48.19	$39.89	$33.06
S&P 500	$100.00	$113.98	$116.90	$125.25	$129.58	$132.07	$125.84	$131.37	$133.66	$141.64	$147.09
S&P Information Technology	$100.00	$116.52	$119.52	$133.90	$139.96	$144.05	$137.19	$148.25	$143.92	$162.82	$168.79
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
Issuer Purchases of Equity Securities
No shares of our common stock were repurchased during the three months ended December 31, 2016.
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
The statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The statements of operations for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$151,926	$216,632	$178,246	$88,253	$52,265
Subscription and services	562,188	406,335	247,416	73,299	31,051
Total revenue	714,114	622,967	425,662	161,552	83,316
Cost of revenue:(1)
Product	65,158	74,481	58,980	28,912	14,467
Subscription and services	206,710	158,723	116,113	18,853	3,163
Total cost of revenue	271,868	233,204	175,093	47,765	17,630
Total gross profit	442,246	389,763	250,569	113,787	65,686
Operating expenses:(1)
Research and development	279,594	279,467	203,187	66,036	16,522
Sales and marketing	439,499	476,166	401,151	167,466	67,562
General and administrative	139,839	141,790	121,099	52,503	15,221
Restructuring charges	27,630	—	4,327	—	—
Total operating expenses	886,562	897,423	729,764	286,005	99,305
Operating loss	(444,316)	(507,660)	(479,195)	(172,218)	(33,619)
Interest income	6,582	2,935	713	68	7
Interest expense	(47,869)	(27,116)	(26)	(525)	(537)
Other income (expense), net	(3,247)	(3,284)	(1,936)	(7,257)	(2,572)
Loss before income taxes	(488,850)	(535,125)	(480,444)	(179,932)	(36,721)
Provision for (benefit from) income taxes	(8,721)	4,090	(36,654)	(59,297)	(965)
Net loss attributable to common stockholders	$(480,129)	$(539,215)	$(443,790)	$(120,635)	$(35,756)
Net loss per share attributable to common stockholders, basic and diluted	$(2.94)	$(3.50)	$(3.12)	$(2.66)	$(3.28)
Weighted-average shares used to compute net loss per share attributable to common stockholders	163,211	154,120	142,176	45,271	10,917

(1)    Includes share-based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Stock-Based Compensation Expense:
Cost of product revenue	$2,092	$1,588	$888	$469	$115
Cost of subscription and services revenue	29,811	29,435	17,037	2,341	55
Research and development	64,755	68,329	28,968	6,958	1,465
Sales and marketing	57,750	73,286	66,773	10,748	1,672
General and administrative	43,343	49,793	38,186	8,342	3,536
Restructuring	1,144	—	—	—	—
Total stock-based compensation expense	$198,895	$222,431	$151,852	$28,858	$6,843

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$223,667	$402,102	$146,363	$173,918	$60,200
Total assets	2,382,965	2,441,473	1,758,881	1,376,313	125,273
Total deferred revenue	653,516	526,998	352,543	187,514	76,406
Total long-term debt	741,980	706,198	—	—	12,147
Total stockholders’ equity	$841,112	$1,044,372	$1,250,828	$1,048,102	$5,390
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
Overview
We provide comprehensive intelligence-based cybersecurity solutions that allow organizations to prepare for, prevent, respond to and remediate cyber attacks. Our portfolio of cybersecurity products and services is designed to detect and prevent attacks as well as enable rapid discovery and response when a breach occurs.
Our Business Model
We generate revenue from sales of our products, subscriptions and services. Our product revenue consists primarily of revenue from the sale of our appliance-based threat detection and prevention solutions, consisting of NX, EX, HX and FX Series of security appliances. While our NX Series of integrated appliances still accounts for the largest portion of our product revenue, we offer our threat detection and prevention products in multiple form factors for cloud and hybrid deployments. Our detection and prevention products are complemented by our forensics and investigation products, our security management appliance, our orchestration software and our consulting services to enable a proactive approach to cybersecurity that extends across the entire security operations lifecycle. Revenue from sales of our security appliances is generally recognized at the time of shipment.
We require customers to purchase a subscription to our DTI cloud and support and maintenance services when they purchase any of our appliance-based detection and prevention products. Our customers generally purchase these subscriptions and services for a one or three year term, and revenue from such subscriptions is recognized ratably over the subscription period. Sales of these subscriptions and support services have increased our deferred revenue, which totaled $653.5 million and $527.0 million as of December 31, 2016 and 2015, respectively. Amortization of this growing deferred revenue has contributed to the increase in our subscription and services revenue as a percentage of total revenue. For the years ended December 31, 2016, 2015 and 2014, subscription and services revenue as a percentage of total revenue was 79%, 65% and 58%, respectively. While most of the growth in our subscription and services revenue during such years relates to the amortization of the initial subscription and services agreements, renewals of such agreements have also contributed to this growth. Our renewal rate for subscriptions and support expiring in the 12 months ended December 31, 2016 was in excess of 90%, and we expect to maintain high renewal rates in the future due to the significant value we believe these subscriptions and support add to the efficacy of our product portfolio.
Beyond the product and attached threat intelligence subscriptions and support and maintenance services, we offer several security-as-a-service offerings, including Cloud MVX, ETP, TAP, FireEye-as-a-Service and our newly introduced FireEye Helix platform. Revenue from these security-as-a-service subscriptions is recognized ratably over the subscription term; typically one to three years. We also offer professional services, including incident response and other security consulting services for our customers who have experienced a cybersecurity breach or require assistance assessing the resilience of their networks. Revenue from these professional services is recognized as the services are delivered.
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

	Year Ended or as of December 31,
	2016	2015	2014
	(Dollars in thousands)
Product revenue	$151,926	$216,632	$178,246
Subscription and services revenue	562,188	406,335	247,416
Total revenue	$714,114	$622,967	$425,662
Year-over-year percentage increase	15%	46%	163%
Gross margin percentage	62%	63%	59%
Deferred revenue, current	$397,118	$305,169	$203,877
Deferred revenue, non-current	$256,398	$221,829	$148,666
Billings (non-GAAP)	$819,545	$797,422	$590,691
Net cash provided by (used in) operating activities	$(14,585)	$37,015	$(131,270)
Free cash flow (non-GAAP)	$(50,899)	$(17,534)	$(198,985)
Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenue as of period end. The majority of our deferred revenue consists of the unamortized balance of revenue from previously invoiced subscriptions to our threat intelligence, security-as-a-service and support and maintenance contracts. Subscriptions and support contracts are generally non-cancelable, except for cause, and are typically invoiced and paid up-front. Because invoiced amounts for subscriptions and services can be for multiple years, we classify our deferred revenue as current or non-current depending on when we expect to recognize the related revenue. If the deferred revenue is expected to be recognized within 12 months it is classified as current, otherwise, the deferred revenue is classified as non-current. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.

Billings. Billings are a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles, or GAAP, plus the change in deferred revenue from the beginning to the end of the period, excluding deferred revenue assumed through acquisitions. We consider billings to be a useful metric for management and investors, as a supplement to the corresponding GAAP measure, because billings drive deferred revenue, which is an important indicator of the health and visibility of trends in our business, and represents a significant percentage of future revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may define billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. For the year ended December 31, 2016, billings exclude $21.1 million of deferred revenue assumed in connection with our acquisitions. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Revenue	$714,114	$622,967	$425,662
Add: Deferred revenue, end of period	653,516	526,998	352,543
Less: Deferred revenue, beginning of period	526,998	352,543	187,514
Less: Deferred revenue assumed through acquisitions	21,087	—	—
Billings (non-GAAP)	$819,545	$797,422	$590,691
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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flow provided by (used in) operating activities	$(14,585)	$37,015	$(131,270)
Less: purchase of property and equipment and demonstration units	36,314	54,549	67,715
Free cash flow (non-GAAP)	$(50,899)	$(17,534)	$(198,985)
Net cash used in investing activities	$(189,696)	$(576,749)	$(382,511)
Net cash provided by financing activities	$25,846	$795,473	$486,226
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
Sales Productivity. Our sales organization consists of in-house sales teams who work in collaboration with external partners to identify new sales prospects, sell additional products, subscriptions and services, and provide post-sale support. To date, we have primarily targeted large enterprise and government customers, who typically have sales cycles that can last several months or more. We have also expanded our inside sales teams to pursue customers in the small and medium enterprise, or SME, market.
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
We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. We calculate our renewal rate by dividing the number of renewing customers who were due for renewal in any rolling 12 month period by the number of customers who were due for renewal in that rolling 12 month period. Our renewal rate for subscriptions and support expiring in the 12 months ended December 31, 2016 was in excess of 90%. These high renewal rates are primarily attributable to the incremental value added to our appliances by our cloud subscriptions, support and maintenance services and other professional services. As cloud subscriptions, support and maintenance services and other professional services represented 79%, 65% and 58% of our total revenue during the years ended December 31, 2016, 2015 and 2014, respectively, we expect our ability to maintain high renewal rates for these subscriptions and services to have a material impact on our future financial performance.
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
Components of Operating Results
Revenue
We generate revenue from the sales of our products, subscriptions and services. As discussed further in “Critical Accounting Policies and Estimates−Revenue Recognition” below, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.

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

•
Sales and marketing. Sales and marketing expense consists primarily of personnel costs, partner referral fees, incentive commission costs and allocated overhead. We expense commission costs as incurred. Sales and marketing expense also includes costs for market development programs, promotional and other marketing activities, travel, depreciation of proof-of-concept evaluation units and outside consulting costs. We expect sales and marketing expense to decrease as a percentage of total revenue.

•
General and administrative. General and administrative expense consists of personnel costs, professional service costs and allocated overhead. General and administrative personnel include our executive, finance, human resources, facilities and legal organizations. Professional service costs consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to decrease as a percentage of total revenue.

•
Restructuring charges. In addition to our previous restructuring activities, our Board of Directors approved a restructuring plan and reduction in workforce in August 2016, designed to reduce operating expenses and align our expense structure with current growth expectations. Expenses incurred primarily consisted of employee severance charges and other termination benefits, as well as real estate and related fixed asset charges for the consolidation of certain leased facilities. We do not expect to incur significant additional restructuring costs. We did not incur any expenses related to restructuring activities in 2015.

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
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. Income in certain countries may be taxed at statutory tax rates that are lower than the U.S. statutory tax rate. As a result, our overall effective tax rate over the long-term may be lower than the U.S. federal statutory tax rate due to a larger proportion of net income that was subject to foreign income tax rates that are lower than the U.S. federal statutory rate.

Results of Operations
The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Revenue:
Product	$151,926	$216,632	$178,246
Subscription and services	562,188	406,335	247,416
Total revenue	714,114	622,967	425,662
Cost of revenue:
Product	65,158	74,481	58,980
Subscription and services	206,710	158,723	116,113
Total cost of revenue	271,868	233,204	175,093
Total gross profit	442,246	389,763	250,569
Operating expenses:
Research and development	279,594	279,467	203,187
Sales and marketing	439,499	476,166	401,151
General and administrative	139,839	141,790	121,099
Restructuring charges	27,630	—	4,327
Total operating expenses	886,562	897,423	729,764
Operating loss	(444,316)	(507,660)	(479,195)
Interest income	6,582	2,935	713
Interest expense	(47,869)	(27,116)	(26)
Other expense, net	(3,247)	(3,284)	(1,936)
Loss before income taxes	(488,850)	(535,125)	(480,444)
Provision for (benefit from) income taxes	(8,721)	4,090	(36,654)
Net loss attributable to common stockholders	$(480,129)	$(539,215)	$(443,790)

	Year Ended December 31,
	2016	2015	2014
	(Percent of total revenue)
Revenue:
Product	21%	35%	42%
Subscription and services	79	65	58
Total revenue	100	100	100
Cost of revenue:
Product	9	12	14
Subscription and services	29	25	27
Total cost of revenue	38	37	41
Total gross profit	62	63	59
Operating expenses:
Research and development	39	45	48
Sales and marketing	61	76	94
General and administrative	20	23	28
Restructuring charges	4	—	1
Total operating expenses	124	144	171
Operating loss	(62)	(81)	(112)
Interest income	1	—	—
Interest expense	(7)	(4)	—
Other expense, net	—	(1)	(1)
Loss before income taxes	(68)	(86)	(113)
Provision for (benefit from) income taxes	(1)	1	(9)
Net loss attributable to common stockholders	(67)%	(87)%	(104)%
Comparison of the Years Ended December 31, 2016 and 2015
Revenue

	Year Ended December 31,
	2016		2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$151,926	21%	$216,632	35%	$(64,706)	(30)%
Subscription and services	562,188	79	406,335	65	155,853	38
Total revenue	$714,114	100%	$622,967	100%	$91,147	15%
Subscription and services by type:
Product subscription	$316,986	45%	$205,303	33%	$111,683	54%
Support and maintenance	123,341	17	89,800	14	33,541	37
Professional services	121,861	17	111,232	18	10,629	10
Total subscription and services revenue	$562,188	79%	$406,335	65%	$155,853	38%
Revenue by geographic region:
United States	$488,623	69%	$439,205	70%	$49,418	11%
EMEA	102,288	14	80,960	13	21,328	26
APAC	95,285	13	73,009	12	22,276	31
Other	27,918	4	29,793	5	(1,875)	(6)
Total revenue	$714,114	100%	$622,967	100%	$91,147	15%
Product revenue decreased by $64.7 million, or 30%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in product revenue was primarily due to a shift in customer buying preferences away from on premise appliance-based solutions to cloud-based and cloud-enabled subscriptions, including security delivered as a service. As a result, revenue from sales of our threat prevention appliances has declined as revenue from our cloud-based solutions has increased. Our Network Threat Prevention product continued to account for the largest portion of our product revenue. This reflects the fact that customers who purchase our product portfolio generally purchase more Network Threat Prevention appliances than our other appliances, as their networks typically have more Web entry points than email or file entry points to protect. We expect product revenue growth rates to continue to decline as part of this ongoing transition.
Subscription and services revenue increased by $155.9 million, or 38%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was comprised of subscription revenue of $111.7 million, support and maintenance revenue of $33.6 million and professional services revenue of $10.6 million. The increase in subscription revenue of $111.7 million and the increase in support and maintenance revenue of $33.6 million were primarily due to an increase in initial customer purchases of $74.0 million and an increase in the amortization of deferred subscription and support revenue related to renewals of $71.3 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. We expect a continued transition of customers from product sales to our cloud subscriptions. Given our high renewal rate, we expect revenue from the amortization of deferred subscription and support related to renewals to increase as a percentage of our total revenue from subscription and support. Our renewal rate for subscription and support agreements expiring in the 12 months ended December 31, 2016 was in excess of 90%.
Our international revenue increased $41.7 million, or 23%, during the year ended December 31, 2016 compared to the year ended December 31, 2015, which reflects our increasing international market presence.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2016		2015		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$65,158		$74,481		$(9,323)	(13)%
Subscription and services	206,710		158,723		47,987	30
Total cost of revenue	$271,868		$233,204		$38,664	17%
Gross margin:
Product		57%		66%
Subscription and services		63%		61%
Total gross margin		62%		63%
The cost of product revenue decreased $9.3 million, or 13%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in cost of product revenue was primarily driven by fewer product shipments and lower average product cost per unit, partially offset by greater inventory reserves.
The cost of subscription and services revenue increased $48.0 million, or 30%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in cost of subscription and services revenue was due to a $31.4 million increase in personnel costs, largely driven by increased headcount, including those attributable to our 2016 acquisitions. Additionally, $11.3 million of the increase is due to the amortization of intangible assets obtained through our 2016 acquisitions, and $5.6 million of the increase was for higher facility and IT costs.
Gross margin was slightly lower for the year ended December 31, 2016 compared to the year ended December 31, 2015, due to a decrease in product margins partially offset by an increase in subscription and services margins. The decreased product margins were driven by decreased shipments and the mix of products sold. The increased subscription and services margins were driven by higher utilization of our professional services personnel.

Operating Expenses

	Year Ended December 31,
	2016		2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$279,594	39%	$279,467	45%	$127	—%
Sales and marketing	439,499	61	476,166	76	(36,667)	(8)
General and administrative	139,839	20	141,790	23	(1,951)	(1)
Restructuring charges	27,630	4	—	—	27,630
Total operating expenses	$886,562	124%	$897,423	144%	$(10,861)	(1)%
Includes stock-based compensation expense of:
Research and development	$64,755		$68,329
Sales and marketing	57,750		73,286
General and administrative	43,343		49,793
Total	$165,848		$191,408
Research and Development
Research and development expense for the year ended December 31, 2016 was consistent with the year ended December 31, 2015. This is a result of increased headcount contributing to higher personnel costs, offset by lower facility, IT and other costs due to savings from the restructuring.
Sales and Marketing
Sales and marketing expense decreased $36.7 million, or 8%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was primarily due to lower commissions of $24.5 million as well as a $9.0 million net decrease in personnel costs, composed of a $15.5 million decrease in stock-based compensation charges, partially offset by a $6.5 million increase in salaries.
General and Administrative
General and administrative expense decreased $2.0 million, or 1%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was driven by lower legal and other professional service vendor costs of $2.9 million and lower facility and IT costs of $1.4 million. This was partially offset by a $2.4 million charge for the change in fair value of the contingent earn-out liability.
Restructuring Charges
During the year ended December 31, 2016, we incurred restructuring charges of approximately $27.6 million, which primarily related to a 10% reduction in our workforce, the consolidation of certain real estate facilities and impairment of certain assets under our August 2016 restructuring plan. We incurred no restructuring expenses during the year ended December 31, 2015.
Interest Income

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Interest income	$6,582	$2,935	$3,647	124%
Interest income increased for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to higher average balances in our cash and cash equivalents and investments, as well as a higher rate of return on our investments.

Interest Expense

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Interest expense	$(47,869)	$(27,116)	$(20,753)	77%
Interest expense increased for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to greater interest expense from the Convertible Senior Notes issued in June 2015.
Other Expense, Net

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Other expense, net	$(3,247)	$(3,284)	$37	(1)%
Other expense, net remained consistent for the year ended December 31, 2016 compared to the year ended December 31, 2015.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(8,721)	$4,090
Effective tax rate	1.8%	(0.8)%
We recorded a tax benefit for the year ended December 31, 2016 compared to a tax provision for the year ended December 31, 2015. The change to a tax benefit in 2016 is primarily due to the reversal of a valuation allowance of approximately $12 million that had been previously recorded to reduce the benefit of U.S. deferred tax assets. We reversed the valuation allowance in 2016 as we recorded a similar amount of acquisition related U.S. deferred tax liabilities during the year, which are considered a source of future taxable income available to realize the benefit of U.S. deferred tax assets. We continue to maintain a full valuation allowance against the remainder of our U.S. deferred tax assets.

Comparison of the Years Ended December 31, 2015 and 2014
Revenue

	Year Ended December 31,
	2015		2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$216,632	35%	$178,246	42%	$38,386	22%
Subscription and services	406,335	65	247,416	58	158,919	64
Total revenue	$622,967	100%	$425,662	100%	$197,305	46%
Subscription and services by type:
Product subscription	$205,303	33%	$121,907	29%	$83,396	68%
Support and maintenance	89,800	14	53,406	12	36,394	68
Professional services	111,232	18	72,103	17	39,129	54
Total subscription and services revenue	$406,335	65%	$247,416	58%	$158,919	64%
Revenue by geographic region:
United States	$439,205	70%	$319,144	75%	$120,061	38%
EMEA	80,960	13	57,721	14	23,239	40
APAC	73,009	12	34,284	8	38,725	113
Other	29,793	5	14,513	3	15,280	105
Total revenue	$622,967	100%	$425,662	100%	$197,305	46%
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
Subscription and service revenue increased by $158.9 million, or 64%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase is comprised of an increase in subscription revenue of $83.4 million, an increase in professional services revenue of $39.1 million and an increase in support and maintenance revenue of $36.4 million. The increase in subscription revenue of $83.4 million and the increase in support and maintenance revenue of $36.4 million is primarily due to an increase in initial customer purchases of $87.6 million and an increase in the amortization of deferred subscription and support and maintenance revenue related to renewals of $32.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. We expect a continued transition of customers from product sales to our cloud subscriptions. Given our high renewal rate and increasing base of customers, we expect revenue from the amortization of deferred subscription and services revenue related to renewals to increase as a percentage of our total revenue from deferred subscription and services revenue. Our renewal rate for subscription and support agreements expiring in the 12 months ended December 31, 2015 was in excess of 90%.
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
The cost of subscription and services revenue increased $42.6 million, or 37%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in cost of subscription and services revenue was driven by a $16.4 million increase in facility and IT costs to support departmental expansion, a $12.4 million increase in stock-based compensation charges, a $6.8 million increase due to higher data hosting services and a $5.4 million increase in depreciation, of which $1.1 million related to accelerated depreciation as a result of changes in the estimated useful life of certain assets which were replaced in the first quarter of 2016.
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
Interest Expense

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Interest expense	$(27,116)	$(26)	$(27,090)	104,192%
Interest expense increased during the year ended December 31, 2015 compared to the year ended December 31, 2014 due to cash interest expense of $7.0 million and amortization of discount and issuance costs of $20.1 million from the Convertible Senior Notes issued in June 2015.
Other Expense, Net

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Other expense, net	$(3,284)	$(1,936)	$(1,348)	70%
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

The change from a benefit from income taxes to a provision for income taxes during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to the fact that we no longer have deferred tax liabilities in excess of our deferred tax assets which would be available as a source of income for purposes of determining our valuation allowance. We continue to maintain a full valuation allowance on all of our U.S. and Singapore-based deferred tax assets to the extent that deferred tax liabilities are not available as a source of income as of December 31, 2015. The tax expense for the year ended December 31, 2015 is primarily due to foreign taxes.
Quarterly Results of Operations
The following unaudited quarterly statements of operations data for each of the eight quarters in the period ended December 31, 2016 have been prepared on a basis consistent with our audited annual financial statements included in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited financial statements and the related notes included in this Annual Report on Form 10-K.

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(In thousands)
Revenue:
Product	$33,586	$43,857	$40,776	$33,707	$66,598	$60,101	$49,696	$40,237
Subscription and services	151,110	142,554	134,265	134,259	118,176	105,515	97,511	85,133
Total revenue	184,696	186,411	175,041	167,966	184,774	165,616	147,207	125,370
Cost of revenue:
Product	15,391	16,675	15,959	17,133	20,915	21,265	17,101	15,200
Subscription and services	48,567	52,378	51,468	54,297	42,260	40,606	39,006	36,851
Total cost of revenue	63,958	69,053	67,427	71,430	63,175	61,871	56,107	52,051
Total gross profit	120,738	117,358	107,614	96,536	121,599	103,745	91,100	73,319
Operating expenses:
Research and development	54,574	62,665	76,372	85,983	71,690	73,374	68,798	65,605
Sales and marketing	84,310	110,756	121,405	123,028	135,432	117,131	116,008	107,595
General and administrative	30,914	32,860	33,809	42,256	37,978	36,518	34,687	32,607
Restructuring charges	—	22,423	3,537	1,670	—	—	—	—
Total operating expenses	169,798	228,704	235,123	252,937	245,100	227,023	219,493	205,807
Operating loss	(49,060)	(111,346)	(127,509)	(156,401)	(123,501)	(123,278)	(128,393)	(132,488)
Interest income	1,803	1,687	1,627	1,465	1,319	956	391	269
Interest expense	(12,132)	(12,019)	(11,909)	(11,809)	(11,691)	(11,587)	(3,838)	—
Other expense, net	(2,404)	(467)	(1,191)	815	(725)	(985)	(806)	(768)
Loss before income taxes	(61,793)	(122,145)	(138,982)	(165,930)	(134,598)	(134,894)	(132,646)	(132,987)
Provision for (benefit from) income taxes	(257)	1,228	338	(10,030)	1,550	636	927	977
Net loss attributable to common stockholders	$(61,536)	$(123,373)	$(139,320)	$(155,900)	$(136,148)	$(135,530)	$(133,573)	$(133,964)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.75)	$(0.86)	$(0.98)	$(0.87)	$(0.88)	$(0.87)	$(0.88)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	167,228	164,728	162,045	158,781	156,137	154,523	154,121	151,651

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Percent of total revenue)
Revenue:
Product	18%	24%	23%	20%	36%	36%	34%	32%
Subscription and services	82	76	77	80	64	64	66	68
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product	8	9	9	10	11	13	12	12
Subscription and services	26	28	30	33	23	24	26	30
Total cost of revenue	34	37	39	43	34	37	38	42
Total gross profit	66	63	61	57	66	63	62	58
Operating expenses:
Research and development	30	34	44	51	39	44	47	52
Sales and marketing	46	59	69	73	73	71	79	86
General and administrative	17	18	19	25	21	22	23	26
Restructuring charges	—	12	2	1	—	—	—	—
Total operating expenses	93	123	134	150	133	137	149	164
Operating loss	(27)	(60)	(73)	(93)	(67)	(74)	(87)	(106)
Interest income	1	1	1	1	1	1	—	—
Interest expense	(7)	(7)	(7)	(7)	(6)	(7)	(3)	—
Other expense, net	(1)	—	(1)	—	(1)	(1)	—	—
Loss before income taxes	(34)	(66)	(80)	(99)	(73)	(81)	(90)	(106)
Provision for (benefit from) income taxes	—	—	—	(6)	1	1	1	1
Net loss attributable to common stockholders	(34)%	(66)%	(80)%	(93)%	(74)%	(82)%	(91)%	(107)%
Quarterly Revenue Trends
Our quarterly revenue increased year-over-year for all periods presented, except the fourth quarter of 2016 which was consistent with the fourth quarter of 2015 due to unseasonably low product sales in the fourth quarter of 2016. This is primarily due to increased subscription sales which were bolstered by our acquisition of iSIGHT in the first quarter of 2016. Sequentially, our subscription and services revenues continued to increase each quarter due to a shift in customer buying preferences away from on premise appliance-based solutions to cloud-based and cloud-enabled subscriptions. As our mix of sales continues to shift from products to subscriptions and services, we believe there will be less volatility in our quarterly trends due to the ratable nature of revenue recognition associated with our subscription and service offerings. However, we have not yet assessed all the potential impacts the new standard on revenue recognition will have, which upon implementation could, at least temporarily, increase the volatility in these results (See Note 1 contained in the "Notes to Consolidated Financial Statements" in Item 8 of Part II of this Annual Report on Form 10-K for discussion of anticipated impact and status of adoption of the new standard on revenue recognition).
Quarterly Gross Margin Trends
Consistent with our quarterly revenues, quarterly gross profit increased year-over-year for all periods presented, except the fourth quarter of 2016 which was consistent with the fourth quarter of 2015. Total gross margin, or gross profit as a percentage of revenue, steadily increased each sequential quarter within both 2015 and 2016, largely due to the shift in sales mix in product and subscriptions and services, other than from the fourth quarter of 2015 to the first quarter of 2016. As our mix of sales continues to shift from products to subscriptions and services, we believe there will be less volatility in our quarterly trends due to the ratable nature of revenue recognition associated with our subscription and service offerings, but still expect fluctuations in our quarterly gross margins in the future.
Quarterly Expense Trends
Total operating expenses increased sequentially through the first quarter of 2016, after which it began to decline each subsequent quarter as a result of our restructuring activities in 2016. This trend was consistent among each category of operating expenses. Beginning with the second quarter of 2016, we began realizing savings from our restructuring plans designed to align our expense structure with current growth expectations.

Liquidity and Capital Resources

	As of December 31,
	2016	2015
	(In thousands)
Cash and cash equivalents	$223,667	$402,102
Short-term investments	$712,058	$767,775

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash provided by (used in) operating activities	$(14,585)	$37,015	$(131,270)
Cash used in investing activities	(189,696)	(576,749)	(382,511)
Cash provided by financing activities	25,846	795,473	486,226
Net increase (decrease) in cash and cash equivalents	$(178,435)	$255,739	$(27,555)

As of December 31, 2016, our cash and cash equivalents of $223.7 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $59.6 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2016 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
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
In March 2014, we completed our follow-on public offering in which we issued and sold 5,582,215 shares of common stock at a price of $82.00 per share. We received aggregate proceeds of $446.5 million from the sale of shares of common stock, net of underwriters’ discounts and commissions of $11.2 million, but before deducting offering expenses of $2.2 million. Another 8,417,785 shares were sold by certain selling stockholders, which included 796,846 shares sold pursuant to the exercise of vested outstanding options by our employees. We did not receive any of the proceeds from the sales of shares by the selling stockholders.
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
Operating Activities
During the year ended December 31, 2016, our operating activities used cash of $14.6 million. We incurred a net loss of $480.1 million, which included net non-cash expenses of $354.4 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities provided cash of $111.2 million, primarily sourced from deferred revenue for $105.4 million, as a result of increases in sales of subscriptions and support and maintenance services, and accounts receivable for $61.8 million, resulting from increased collections which benefited from the restructuring of programs to incentivize early payment. These sources of cash were partially offset by the use of cash related to current liabilities of $62.6 million, which included the payment of $7.7 million for transaction costs incurred by iSIGHT and Invotas prior to acquisition.
During the year ended December 31, 2015, our operating activities provided cash of $37.0 million. We incurred a net loss of $539.2 million, which included net non-cash expenses of $357.5 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible senior notes. Our net change in operating assets and liabilities provided cash of $218.8 million, primarily sourced from deferred revenue for $174.5 million, as a result of increases in sales of subscriptions and support and maintenance services, accounts receivable for $19.1 million, resulting from increased collection efforts and early payment incentives, and accrued liabilities and compensation for $22.2 million as a result of growth in our headcount and business expansion.
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
Investing Activities
Cash used in investing activities during the year ended December 31, 2016 was $189.7 million, primarily for the acquisitions of iSIGHT and Invotas and, to a lesser extent, capital expenditures to purchase property and equipment and demonstration units, partially offset by net redemptions and sales of short-term investments.
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
Financing Activities
During the year ended December 31, 2016, financing activities provided $25.8 million in cash, primarily due to proceeds from employee purchases of shares under our 2013 Employee Stock Purchase Plan ("ESPP") and exercises of stock options, partially offset by the repayment of debt assumed through acquisitions.
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

Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of December 31, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
		(In thousands)
Convertible Senior Notes	$977,213	$12,075	$24,150	$477,250	$463,738
Operating leases	105,410	15,715	27,688	22,743	39,264
Purchase obligations	20,673	14,812	5,861	—	—
Contract manufacturer commitments	10,239	10,239	—	—	—
Total	$1,113,535	$52,841	$57,699	$499,993	$503,002
Total future non-cancelable minimum rental payments under operating leases of $105.4 million shown in the table above have not been reduced by future minimum sublease rentals totaling $6.9 million.
Total future payments related to our Convertible Senior Notes of $977.2 million shown in the table above is composed of $460.0 million principal amount of Series A Notes, $460.0 million principal amount of Series B Notes and future interest of $57.2 million. Although the Convertible Senior Notes have a stated maturity of June 1, 2035, they have been reflected in the table above assuming repurchase on June 1, 2020 in the case of the Series A Notes and June 1, 2022 in the case of the Series B Notes (the first date holders have the right to require us to repurchase all or any portion of their Convertible Senior Notes) at 100% of the principal amount plus accrued and unpaid interest as of these dates.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2016, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, approximately $2.0 million of unrecognized tax benefits classified as “Other long-term liabilities” in the accompanying consolidated balance sheets as of December 31, 2016, have been excluded from the contractual obligations table above.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Segment Information
We have one primary business activity and operate in one reportable segment.
Concentration
For the years ended December 31, 2016 and 2015, one distributor represented 19% and 17%, respectively, and one reseller represented 12% and 13%, respectively, of our total revenue. For the year ended December 31, 2014, no distributor represented 10% or greater of our total revenue, and one reseller represented 11% of our total revenue. Our agreements with these distributors and resellers were made in the ordinary course of our business and may be terminated with or without cause by either party with advance notice. Although we believe we would experience some short-term disruption in the distribution of our products and subscriptions and services if these agreements were terminated, we believe such termination would not have a long-term material adverse effect on our financial results and that alternative resellers and other channel partners exist to deliver our products to our end-customers.
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
Our products include principal security product families that address critical vectors of attack, including Web, email, endpoint, file and mobile. Our Network Threat Prevention, Endpoint Threat Prevention, File Content Security, Malware Analysis System, Network Forensics Platform, Investigation Analysis System, Central Management System and Email Threat Prevention, appliances and subscription services qualify as separate units of accounting. Therefore, revenue from the sale of these products is recognized at the time of shipment. At the time of shipment, product revenue generally meets the criteria for fixed or determinable fees as our partners receive an order from an end-customer prior to placing an order with us. In addition, payment from our partners is not contingent on the partners’ collection from their end-customers. Our partners do not stock products and do not have any stock rotation rights. We recognize subscription and support and maintenance services revenue ratably over the contractual service period, which is typically one or three years. Professional services revenue, including incident response and related consulting services for our customers who have experienced a cybersecurity breach or who require assistance assessing the vulnerability of their networks, and training services revenue is recognized as the services are rendered.
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

Shipping charges billed to partners are included in revenue while related costs are included in cost of revenue. Sales commissions and other incremental costs to acquire contracts are also expensed as incurred. After receipt of a partner order, any amounts billed in excess of revenue recognized are recorded as deferred revenue.
Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee and non-employee director stock options, is measured and recognized in the financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. The fair value of stock options granted to non-employees is remeasured as the stock options vest, and the resulting change in value, if any, is recognized in the statement of operations during the period the related services are rendered. Stock-based compensation expense is recognized over the requisite service periods of the awards, which is generally four years.
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
See Note 11 for the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our stock options granted for the year ended December 31, 2014.
In addition to the assumptions used in the Black-Scholes option-pricing model, we also estimated a forfeiture rate to calculate the stock-based compensation expense for our awards prior to January 1, 2016. Beginning January 1, 2016, we began recognizing forfeitures as they occur with the adoption of ASU 2016-09.
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
Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including scheduled reversal of deferred tax liabilities, past operating results, the feasibility of tax planning strategies and estimates of future taxable income. Estimates of future taxable income are based on assumptions that are consistent with our plans. Assumptions represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Should actual amounts differ from our estimates, the amount of our tax expense and liabilities could be materially impacted.
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
Goodwill
Goodwill is the excess of the aggregate purchase price paid over the fair value of the net tangible assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate as one reporting unit and have selected December 1 as the date to perform our annual impairment test. In the valuation of our goodwill, we must make assumptions regarding estimated future cash flows to be derived from our business. If these estimates or their related assumptions change in the future, we may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing our implied fair value to our net book value. In calculating our implied fair value of goodwill, our fair value would be allocated to all of the other assets and liabilities based on their fair values. The excess of our fair value over the amount assigned to our other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There was no impairment of goodwill recorded for the years ended December 31, 2016, 2015 or 2014, and our reporting unit was not at risk of failing the first step of the impairment test for any of these periods.
Business Combinations
We account for all of our acquisitions using the acquisition method of accounting for business combinations. The fair value of purchase consideration is allocated to the tangible assets acquired, liabilities assumed and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill.
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
Recent Accounting Pronouncements
See Note 1 Description of Business and Summary of Significant Accounting Policies contained in the "Notes to Consolidated Financial Statements" in Item 8 of Part II of this Annual Report on Form 10-K for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial conditions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee, British Pound Sterling, Japanese Yen and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. On June 23, 2016, the United Kingdom ("U.K.") held a referendum in which British voters approved an exit from the European Union ("EU"), commonly referred to as "Brexit." This resulted in an adverse impact to currency exchange rates, notably the British Pound Sterling which experienced a sharp decline in value compared to the U.S. dollar and other currencies. Continued volatility in currency exchange rates is expected as the U.K. negotiates its exit from the EU, which could result in greater transaction gains or losses in our statement of operations.
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at December 31, 2016 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $935.7 million and $1,169.9 million as of December 31, 2016 and 2015, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Convertible Senior Notes have fixed interest rates at 1.000% and 1.625%. The fair value of the Convertible Senior Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of December 31, 2016, the fair value of our Convertible Senior Notes was approximately $844.7 million.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
FireEye, Inc.
Milpitas, California

We have audited the accompanying consolidated balance sheets of FireEye, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FireEye, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 24, 2017

FIREEYE, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$223,667	$402,102
Short-term investments	712,058	767,775
Accounts receivable, net of allowance for doubtful accounts of $1,590 and $2,021 at December 31, 2016 and 2015, respectively	121,150	172,752
Inventories	5,955	13,747
Prepaid expenses and other current assets	25,081	30,883
Total current assets	1,087,911	1,387,259
Property and equipment, net	61,852	78,368
Goodwill	978,260	750,288
Intangible assets, net	244,032	214,560
Deposits and other long-term assets	10,910	10,998
TOTAL ASSETS	$2,382,965	$2,441,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,269	$43,650
Accrued and other current liabilities	22,997	29,820
Accrued compensation	96,004	79,294
Deferred revenue, current portion	397,118	305,169
Total current liabilities	536,388	457,933
Convertible senior notes, net	741,980	706,198
Deferred revenue, non-current portion	256,398	221,829
Other long-term liabilities	7,087	11,141
Total liabilities	1,541,853	1,397,101
Commitments and contingencies (NOTE 9)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 174,596 shares and 161,643 shares issued and outstanding as of December 31, 2016 and 2015, respectively	17	16
Additional paid-in capital	2,682,909	2,403,088
Treasury stock, at cost; 3,333 shares as of December 31, 2016 and 2015	(150,000)	(150,000)
Accumulated other comprehensive loss	(1,742)	(2,225)
Accumulated deficit	(1,690,072)	(1,206,507)
Total stockholders’ equity	841,112	1,044,372
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,382,965	$2,441,473
See accompanying notes to consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Product	$151,926	$216,632	$178,246
Subscription and services	562,188	406,335	247,416
Total revenue	714,114	622,967	425,662
Cost of revenue:
Product	65,158	74,481	58,980
Subscription and services	206,710	158,723	116,113
Total cost of revenue	271,868	233,204	175,093
Total gross profit	442,246	389,763	250,569
Operating expenses:
Research and development	279,594	279,467	203,187
Sales and marketing	439,499	476,166	401,151
General and administrative	139,839	141,790	121,099
Restructuring charges	27,630	—	4,327
Total operating expenses	886,562	897,423	729,764
Operating loss	(444,316)	(507,660)	(479,195)
Interest income	6,582	2,935	713
Interest expense	(47,869)	(27,116)	(26)
Other expense, net	(3,247)	(3,284)	(1,936)
Loss before income taxes	(488,850)	(535,125)	(480,444)
Provision for (benefit from) income taxes	(8,721)	4,090	(36,654)
Net loss attributable to common stockholders	$(480,129)	$(539,215)	$(443,790)
Net loss per share attributable to common stockholders, basic and diluted	$(2.94)	$(3.50)	$(3.12)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	163,211	154,120	142,176
See accompanying notes to consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(480,129)	$(539,215)	$(443,790)
Change in net unrealized gains (losses) on available-for-sale investments, net of tax	483	(1,784)	(441)
Comprehensive loss	$(479,646)	$(540,999)	$(444,231)
See accompanying notes to consolidated financial statements.

FIREEYE, INC.
Consolidated Statement of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	137,758	$14	$1,271,590	$—	$—	$(223,502)	$1,048,102
Issuance of common stock in connection with follow-on public offering, net of offering costs	5,582	—	444,295	—	—	—	444,295
Issuance of common stock for equity awards, net of repurchases and tax withholdings	8,030	1	20,658	—	—	—	20,659
Issuance of common stock related to nPulse Technologies, Inc. acquisition	296	—	1,398	—	—	—	1,398
Issuance of common stock related to employee stock purchase plan	1,194	—	21,228	—	—	—	21,228
Assumption of vested options related to the acquisition of Mandiant, Inc.	—	—	3,135	—	—	—	3,135
Vesting of early exercise of equity awards	—	—	4,390	—	—	—	4,390
Stock-based compensation	—	—	151,852	—	—	—	151,852
Unrealized loss on investments	—	—	—	—	(441)	—	(441)
Net loss	—	—	—	—	—	(443,790)	(443,790)
Balance at December 31, 2014	152,860	15	1,918,546	—	(441)	(667,292)	1,250,828
Issuance of common stock for equity awards, net of repurchases and tax withholdings	7,786	1	27,062	—	—	—	27,063
Issuance of common stock related to employee stock purchase plan	997	—	21,880	—	—	—	21,880
Excess tax benefit on vesting of awards and options exercised	—	—	809	—	—	—	809
Equity component of convertible senior notes, net	—	—	210,401	—	—	—	210,401
Prepaid forward stock purchase	—	—	—	(150,000)	—	—	(150,000)
Vesting of early exercise of equity awards	—	—	2,271	—	—	—	2,271
Stock-based compensation	—	—	222,119	—	—	—	222,119
Unrealized loss on investments	—	—	—	—	(1,784)	—	(1,784)
Net loss	—	—	—	—	—	(539,215)	(539,215)
Balance at December 31, 2015	161,643	16	2,403,088	(150,000)	(2,225)	(1,206,507)	1,044,372
Issuance of common stock for equity awards, net of repurchases and tax withholdings	8,438	1	12,720	—	—	—	12,721
Issuance of common stock related to employee stock purchase plan	1,980	—	22,080	—	—	—	22,080
Issuance of common stock related to iSIGHT Security, Inc. acquisition	1,793	—	29,900	—	—	—	29,900
Issuance of common stock related to Invotas International Corporation acquisition	742	—	11,100	—	—	—	11,100
Vesting of early exercise of equity awards	—	—	1,519	—	—	—	1,519
Stock-based compensation	—	—	199,066	—	—	—	199,066
Unrealized gain on investments	—	—	—	—	483	—	483
Cumulative-effect adjustment for adoption of ASU 2016-09	—	—	3,436	—	—	(3,436)	—
Net loss	—	—	—	—	—	(480,129)	(480,129)
Balance at December 31, 2016	174,596	$17	$2,682,909	$(150,000)	$(1,742)	$(1,690,072)	$841,112
See accompanying notes to the consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(480,129)	$(539,215)	$(443,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,267	111,956	94,136
Stock-based compensation	199,066	222,119	151,852
Non-cash interest expense related to convertible senior notes	35,782	20,069	—
Change in fair value of contingent earn-out liability	2,356	—	—
Deferred income taxes	(11,926)	(1,353)	(39,869)
Other	9,836	4,672	2,261
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	61,785	19,126	(97,165)
Inventories	1,415	(7,820)	(2,024)
Prepaid expenses and other assets	9,344	(675)	1,450
Accounts payable	(19,093)	7,705	(3,193)
Accrued liabilities	(11,154)	7,495	11,403
Accrued transaction costs of acquiree	(7,727)	—	—
Accrued compensation	(24,621)	14,742	23,658
Deferred revenue	105,431	174,455	164,728
Other long-term liabilities	(4,217)	3,739	5,283
Net cash provided by (used in) operating activities	(14,585)	37,015	(131,270)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(36,314)	(54,549)	(67,715)
Purchases of short-term investments	(507,073)	(769,097)	(390,360)
Proceeds from maturities of short-term investments	554,358	245,116	99,541
Proceeds from sales of short-term investments	4,507	4,807	31,577
Business acquisitions, net of cash acquired	(204,926)	—	(55,058)
Purchase of investment in private company	—	(1,800)	—
Lease deposits	(248)	(1,226)	(496)
Net cash used in investing activities	(189,696)	(576,749)	(382,511)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from follow-on public offering	—	—	444,338
Net proceeds from issuance of convertible senior notes	—	896,530	—
Prepaid forward stock purchase	—	(150,000)	—
Repayment of debt of acquired business	(8,842)	—	—
Payments for contingent earn-outs	(112)	—	—
Payment related to shares withheld for taxes	(1,124)	(2,027)	(2,058)
Proceeds from employee stock purchase plan	22,080	21,880	21,228
Proceeds from exercise of equity awards	13,844	29,090	22,718
Net cash provided by financing activities	25,846	795,473	486,226
Net change in cash and cash equivalents	(178,435)	255,739	(27,555)
Cash and cash equivalents, beginning of period	402,102	146,363	173,918
Cash and cash equivalents, end of period	$223,667	$402,102	$146,363
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$5,209	$2,686	$2,489
Cash paid for interest	$12,098	$6,004	$27
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with acquisitions	$41,000	$—	$1,398
Contingent earn-out in connection with acquisitions	$39,088	$—	$—
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$4,035	$8,604	$6,716
See accompanying notes to consolidated financial statements.

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
Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of FireEye, Inc. and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates include, but are not limited to, the best estimate of selling price for our products, subscriptions and services, commissions expense, bonus expense, future taxable income, contract manufacturer liabilities, litigation and settlement costs and other loss contingencies, fair value of our equity awards, achievement of targets for performance stock units, fair value of the liability and equity components of Convertible Senior Notes and the purchase price allocation of acquired businesses. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from current or revised future estimates.

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
Our accounts receivables are primarily derived from a diverse set of customers across various geographical locations. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable. We maintain an allowance for doubtful accounts for estimated potential credit losses. See Note 15 for information on major customers.
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
Foreign currency denominated revenue and expenses have been re-measured using the average exchange rates in effect during each period. Foreign currency re-measurement gains and losses have been included in other income (expense) and have not been significant for the years ended December 31, 2016, 2015 and 2014.
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
Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost and whether we have plans to sell the security, or it is more likely than not that we will be required to sell the security, before recovery. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established.
Fair Value of Financial Instruments
We define fair value as the price that would be received from selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due to their short-term nature.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each partner’s expected ability to pay and the collection history with each partner, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified.
Inventories
Inventories are stated at the lower of cost or market. Provisions have been made to reduce all slow-moving, obsolete or unusable inventories to their net realizable values. We purchase completed units from contract manufacturers. Accordingly, substantially all inventories are finished goods with an immaterial balance of replacement parts. As of December 31, 2016 and 2015, the reserves for excess and obsolete inventories were $3.8 million and $1.4 million, respectively.
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
Impairment of Long-Lived Assets
We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. Through December 31, 2016 we have not written down any of our long-lived assets as a result of impairment.
Business Combinations
We have accounted for all of our acquisitions using the acquisition method. The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill.
When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain identifiable assets include, but are not limited to, expected long-term market growth, future expected operating expenses, costs of capital, and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates.
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
In the valuation of its goodwill, the Company must make assumptions regarding estimated future cash flows to be derived from the Company. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the Company to its net book value. In calculating the implied fair value of the Company’s goodwill, the fair value of the Company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There was no impairment of goodwill recorded for the years ended December 31, 2016, 2015 or 2014.
Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Purchased intangible assets with indefinite lives are assessed for potential impairment annually, or when events or circumstances indicate that their carrying amounts might be impaired.
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
Revenue Recognition
We generate revenue from the sales of products, subscriptions, support and maintenance and professional services, primarily through our indirect relationships with our partners as well as end customers through our direct sales force. Our products include operating system software that is integrated into the appliance hardware and is deemed essential to its functionality. As a result, we account for product revenue in accordance with Accounting Standards Codification 605, Revenue Recognition, and all related interpretations, as all of our security appliance deliverables include proprietary operating system software, which together delivers the essential functionality of our products. Our professional services consist primarily of time and materials based contracts, and the revenue is recognized as costs are incurred at amounts represented by the agreed-upon billing amounts. Revenue from fixed-price professional services engagements are recognized under the proportional performance method of accounting.
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
Our products include principal security product families that address critical vectors of attack, including Web, email, endpoint, file and mobile. Our Network Threat Prevention, Endpoint Threat Prevention, Email Threat Prevention, File Content Security, Forensic Analysis System and Central Management System appliance and subscription services qualify as separate units of accounting. Therefore product revenue from these appliances is recognized at the time of shipment.
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
Advertising Costs
Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $3.6 million, $5.1 million and $2.3 million during the years ended December 31, 2016, 2015 and 2014, respectively.
Software Development Costs
The costs to develop internal-use software are subject to capitalization and begin amortizing once the software is substantially ready for use. These costs are included in property and equipment and are generally amortized over 3 years. All other software development costs are expensed as incurred and included in research and development expense on the consolidated statements of operations.
Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee and non-employee director awards and our 2013 Employee Stock Purchase Plan (the "ESPP"), is measured and recognized in the financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant we determine the fair value of the underlying common stock, the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield of our common stock. The fair value of restricted stock awards and restricted stock units is based on the closing market price of our common stock on the date of grant. The stock-based compensation expense is recognized using a straight-line basis over the requisite service period of the entire awards, which is generally four years, unless the awards are subject to performance conditions, in which case the Company recognizes compensation expense over the requisite service period of each vesting tranche. For performance-based awards, the Company recognizes compensation expense when it becomes probable that the performance criteria set by the Board of Directors will be achieved.
Beginning January 1, 2016 with the adoption of ASU 2016-09, we elected to recognize forfeitures as they occur, and no longer estimate a forfeiture rate when calculating the stock-based compensation for our equity awards. Stock-based compensation for the years ended December 31, 2015 and 2014 was calculated using an estimated forfeiture rate based on an analysis of our actual historical forfeitures.
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
Recent Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (i.e. Step 2 of the current guidance), instead measuring the impairment charge as the excess of the reporting unit's carrying amount over its fair value (i.e. Step 1 of the current guidance). The guidance is effective for us beginning in the first quarter of 2020, and should be applied prospectively. Early adoption is permitted for impairment testing dates after January 1, 2017. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This standard changes the definition of a business by requiring at least one substantive process. It also states that if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, then the set of transferred assets and activities is not a business. The guidance is effective for us beginning in the first quarter of 2018, and should be applied prospectively. Early adoption is permitted. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

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
As a result of adopting this standard, we have made an accounting policy election to account for forfeitures as they occur. This change has been applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to increase accumulated deficit by $3.4 million as of January 1, 2016; the date of adoption. The adoption of this guidance also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid-in capital when the awards vest or are settled, and has been applied on a prospective basis. As a result, the table of deferred tax assets shown in Note 12 includes certain deferred tax assets as of December 31, 2016 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting in the amount of $117.3 million. The adoption of an amendment related to the accounting for minimum statutory withholding tax requirements included in this guidance has no impact on our current consolidated financial statements or on any prior period financial statements presented.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for us beginning in the first quarter of 2019, and should be applied on a modified retrospective basis. Early adoption is permitted. We expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures, as we expect to recognize material lease assets and lease liabilities from our building leases and other items.
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
In July 2015, the FASB decided to defer the effective date by one year, and as a result, the guidance is effective for us beginning in the first quarter of 2018. Early adoption as of the original effective date would be permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The FASB has subsequently issued several clarifying standards to address stakeholder questions and implementation issues.
We currently anticipate adopting the standard retrospectively to all prior periods presented. Our ability to apply the requirements retrospectively to all prior periods presented is dependent on system readiness, including software procured from third-party providers, and the completion of our analysis of information necessary to restate prior period financial statements.
We anticipate this standard will have a material impact on our consolidated financial statements and related disclosures. While we are continuing to assess all the potential impacts this standard will have, and as such we do not know or cannot reasonably estimate quantitative information related to the impact of this standard on our consolidated financial statements at this time, we currently believe the most significant impact relates to our accounting for intelligence dependent appliance and software license revenue. We expect revenue related to certain appliances and software licenses not dependent on intelligence, subscription and support offerings, cloud offerings and professional services to remain substantially unchanged. Specifically, under the new standard we expect to combine intelligence dependent appliances and software licenses with the related intelligence subscription and support as a single performance obligation. As a result, we expect to recognize intelligence dependent appliance and software license revenue ratably over the life of the related device or license, rather than at the time of shipping, when our contracts contain material right of renewal options. Where our contracts do not contain material right of renewal options, we expect to recognize intelligence dependent appliance and software license revenue ratably over the contractual term. Due to complexity of certain of our customer contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in some instance from the recognition models noted above. We currently believe appliance and software license revenue will be recognized predominantly over the useful life of the device or license as most of our appliance and license offerings are intelligence dependent. Additionally, we currently expect commissions to be deferred at the time of sale, and recognized ratably over the life of the related device or license or over the contractual term.
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

The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of December 31, 2016				As of December 31, 2015
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$449	$—	$—	$449	$210,533	$—	$—	$210,533
Total cash equivalents	449	—	—	449	210,533	—	—	210,533
Short-term investments:
Certificates of deposit	—	9,569	—	9,569	—	19,124	—	19,124
Commercial paper	—	29,920	—	29,920	—	—	—	—
Corporate notes and bonds	—	420,684	—	420,684	—	447,267	—	447,267
U.S. Government agencies	—	251,885	—	251,885	—	301,384	—	301,384
Total short-term investments	—	712,058	—	712,058	—	767,775	—	767,775
Total assets measured at fair value	$449	$712,058	$—	$712,507	$210,533	$767,775	$—	$978,308
Liabilities
Contingent earn-out	$—	$—	$41,332	$41,332	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$41,332	$41,332	$—	$—	$—	$—
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
The following is a reconciliation of the Level 3 contingent earn-out liability for the year ended December 31, 2016 (in thousands):

Amount
Balance at acquisition (January 14, 2016)	$35,588
Measurement period adjustments (1)	3,500
Changes in fair value (2)	2,356
Cash payments	(112)
Balance as of December 31, 2016	$41,332
(1) See Note 5 Business Combinations for adjustments made to initial amounts recorded in our acquisition of iSIGHT.
(2) Changes in fair value are recorded in general and administrative expenses in our consolidated statements of operations.
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
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a private company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the year ended December 31, 2016.
The estimated fair value of the Convertible Senior Notes as of December 31, 2016 was determined to be $844.7 million, based on quoted market prices. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

3. Investments
Our investments consisted of the following (in thousands):

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Short-Term Investments
Certificates of deposit	$9,560	$10	$(1)	$9,569	$9,569
Commercial paper	29,929	—	(9)	29,920	29,920
Corporate notes and bonds	421,635	17	(968)	420,684	420,684
U.S. Government agencies	252,676	2	(793)	251,885	251,885
Total	$713,800	$29	$(1,771)	$712,058	$712,058

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Short-Term Investments
Certificates of deposit	$19,160	$—	$(36)	$19,124	$19,124
Corporate notes and bonds	448,688	—	(1,421)	447,267	447,267
U.S. Government agencies	302,152	2	(770)	301,384	301,384
Total	$770,000	$2	$(2,227)	$767,775	$767,775
The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2016
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$—	$—	$199	$(1)	$199	$(1)
Commercial paper	24,925	(9)	—	—	24,925	(9)
Corporate notes and bonds	294,818	(889)	99,433	(79)	394,251	(968)
U.S. Government agencies	222,171	(763)	17,657	(30)	239,828	(793)
Total	$541,914	$(1,661)	$117,289	$(110)	$659,203	$(1,771)

	As of December 31, 2015
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$18,404	$(36)	$—	$—	$18,404	$(36)
Corporate notes and bonds	430,466	(1,407)	16,801	(15)	447,267	(1,422)
U.S. Government agencies	266,541	(761)	8,992	(8)	275,533	(769)
Total	$715,411	$(2,204)	$25,793	$(23)	$741,204	$(2,227)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of December 31, 2016 and 2015.
The following table summarizes the contractual maturities of our investments at December 31, 2016 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$383,604	$383,279
Due within one to two years	330,196	328,779
Total	$713,800	$712,058

All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
During 2015, we invested in a privately held company, obtaining an initial 12.5% ownership interest. This investment is accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the investee, and is classified within deposits and other long-term assets on our consolidated balance sheets. The carrying value of this investment was $0.9 million and $1.8 million as of December 31, 2016 and 2015, respectively.
4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2016	2015
Computer equipment and software	$144,892	$120,886
Leasehold improvements	41,796	41,626
Furniture and fixtures	14,499	13,470
Machinery and equipment	447	447
Total property and equipment	201,634	176,429
Less: accumulated depreciation	(139,782)	(98,061)
Total property and equipment, net	$61,852	$78,368
During the years ended December 31, 2016 and 2015, we capitalized $8.0 million and $4.3 million, respectively, of software development costs related to our cloud subscription offerings. Software development costs incurred during the year ended December 31, 2014 were not material for capitalization. Amortization expense related to capitalized software development costs during the years ended December 31, 2016 and 2015 was $2.9 million and $0.8 million, respectively.
Depreciation and amortization expense related to property and equipment and demonstration units during the years ended December 31, 2016, 2015 and 2014 was $51.5 million, $61.2 million and $46.8 million, respectively.
During the year ended December 31, 2015, we recognized $1.1 million in accelerated depreciation expense associated with changes in the estimated useful life of certain assets which were replaced in the first quarter of 2016.
5. Business Combinations
Acquisitions in 2016
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
In connection with this acquisition, we paid upfront cash consideration of $192.8 million, incurred liabilities of $39.1 million contingent upon the achievement of a threat intelligence bookings target on or before the end of the second quarter of 2018, and issued 1,793,305 shares of our common stock with an estimated fair value of $29.9 million; 1,793,297 of which were released in February 2017 to former stockholders of iSIGHT once the threat intelligence bookings target was determined to have been achieved. This resulted in total purchase consideration of $261.8 million. The number of shares was fixed at the completion of the acquisition and is the maximum number of shares that can be released. The contingent earn-out liability is included in accrued compensation on the consolidated balance sheet as of December 31, 2016, and subsequently resulted in a cash payment of $41.3 million during February 2017, once the threat intelligence bookings target was determined to have been achieved.
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
Allocation of the purchase price of $261.8 million is as follows (in thousands):

Amount
Net tangible liabilities assumed	$(18,248)
Intangible assets	85,100
Deferred tax liability	(11,637)
Goodwill	206,623
Total purchase price allocation	$261,838
The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired, resulting in the recognition of goodwill. Goodwill is primarily attributable to expected synergies in our subscription offerings and cross-selling opportunities. None of the goodwill is expected to be deductible for U.S. federal income tax purposes.
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
The results of operations of iSIGHT have been included in our consolidated statements of operations from the acquisition date, and contributed $9.4 million to our consolidated revenues and $2.3 million to our consolidated net loss during the three months ended March 31, 2016. Subsequent to March 31, 2016, the operations of iSIGHT were integrated with the Company's operations. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.
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
In connection with this acquisition, we paid upfront cash consideration of $17.7 million and issued 742,026 shares of our common stock with an estimated fair value of $11.1 million. This resulted in total purchase consideration of $28.8 million. Additionally, we replaced unvested option awards with grants of 95,614 restricted stock units which will vest over the requisite service period of four years, and granted an additional 1,002,748 restricted stock units which were scheduled to vest upon the achievement of stated

performance milestones over a period of approximately three years, subject to continuing service during that time. A portion of these awards have since been released following the achievement of the first milestone, while another portion of these awards were modified to vest subject only to continuing service. These awards are being recognized as operating expense over the requisite service periods as they relate to post-combination services.
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

Amount
Net tangible liabilities assumed	$(306)
Intangible assets	8,400
Deferred tax liability	(688)
Goodwill	21,349
Total purchase price allocation	$28,755
The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired, resulting in the recognition of goodwill. Goodwill is primarily attributable to increased selling opportunities. None of the goodwill is expected to be deductible for U.S. federal income tax purposes.
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
In-process research and development of $2.8 million obtained in our acquisition of Invotas reached technological feasibility during the year ended December 31, 2016, resulting in its reclassification to developed technology.
The results of operations of Invotas have been included in our consolidated statements of operations from the acquisition date, although such results did not have a material impact on our consolidated revenues or net loss during the year ended December 31, 2016. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.
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
As of December 31, 2015, all in-process research and development obtained in our acquisition of nPulse was completed.
The results of operations of nPulse have been included in our consolidated statements of operations from the acquisition date. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.
Goodwill and Purchased Intangible Assets
There were no changes in the carrying amount of goodwill for the year ended December 31, 2015. Changes in the carrying amount of goodwill for the year ended December 31, 2016 are as follows (in thousands):

Amount
Balance as of December 31, 2015	$750,288
Goodwill acquired	227,972
Balance as of December 31, 2016	$978,260

Purchased intangible assets consisted of the following (in thousands):

	As of December 31,
	2016	2015
Developed technology	$102,593	$78,193
Content	158,700	128,600
Customer relationships	109,800	75,300
Contract backlog	12,500	12,500
Trade names	15,500	12,400
Non-competition agreements	1,400	—
Total intangible assets	400,493	306,993
Less: accumulated amortization	(156,461)	(92,433)
Total net intangible assets	$244,032	$214,560
Amortization expense of intangible assets during the years ended December 31, 2016, 2015 and 2014 was $64.0 million, $47.1 million and $45.2 million, respectively.
The expected future annual amortization expense of intangible assets as of December 31, 2016 is presented below (in thousands):

Years Ending December 31,	Amount
2017	$59,118
2018	47,433
2019	45,547
2020	31,171
2021	29,282
2022 and thereafter	31,481
Total	$244,032
6. Restructuring Charges
In addition to our previous restructuring activities, our Board of Directors approved a restructuring plan and reduction in workforce in August 2016 designed to reduce operating expenses and align our expense structure with current growth expectations. This resulted in a 10% reduction in our workforce, the consolidation of certain real estate facilities and impairment of certain assets.
The following table sets forth a summary of restructuring activities during the years ended December 31, 2016 and 2015 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2014	$—	$765	$765
Provision for restructuring charges	—	—	—
Cash payments	—	(548)	(548)
Balance, December 31, 2015	$—	$217	$217
Provision for restructuring charges	21,529	1,492	23,021
Cash payments	(20,308)	(1,201)	(21,509)
Other adjustments	—	1,738	1,738
Balance, December 31, 2016	$1,221	$2,246	$3,467
The total provision for restructuring charges during the year ended December 31, 2016 of $27.6 million includes $23.0 million of cash charges shown above, as well as non-cash charges of $3.5 million related to fixed asset write-offs and $1.1 million related to stock-based compensation.
Other adjustments of $1.7 million primarily represent a reclassification of deferred rent liabilities related to closed facilities.
The remaining restructuring balance of $3.5 million at December 31, 2016 is composed of $1.2 million of severance payments which we expect to pay during the first quarter of 2017, and $2.2 million of non-cancelable lease costs which we expect to pay over the terms of the related obligations through the third quarter of 2024, net of sublease income.

7. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of December 31,
	2016	2015
Product, current	$8,924	$8,200
Subscription and services, current	388,194	296,969
Total deferred revenue, current	397,118	305,169
Product, non-current	4,748	3,051
Subscription and services, non-current	251,650	218,778
Total deferred revenue, non-current	256,398	221,829
Total deferred revenue	$653,516	$526,998

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
The liability and equity components of the Convertible Senior Notes consisted of the following (in thousands):

	As of December 31,
	2016		2015
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$460,000	$460,000	$460,000	$460,000
Less: Convertible senior notes discounts and issuance costs, net of amortization	(74,126)	(103,894)	(93,469)	(120,333)
Net carrying amount	$385,874	$356,106	$366,531	$339,667

Equity component, net of issuance costs	$92,567	$117,834	$92,567	$117,834
The unamortized discounts and issuance costs as of December 31, 2016 will be amortized over a weighted-average remaining period of approximately 4.6 years.
Interest expense for the years ended December 31, 2016 and 2015 related to the Convertible Senior Notes consisted of the following (in thousands):

	Year Ended December 31,
	2016		2015
	Series A Notes	Series B Notes	Series A Notes	Series B Notes

Coupon interest	$4,600	$7,475	$2,683	$4,361
Amortization of convertible senior notes discounts and issuance costs	19,343	16,439	10,833	9,236
Total interest expense recognized	$23,943	$23,914	$13,516	$13,597

Effective interest rate on the liability component	6.5%	7.0%	6.5%	7.1%
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
9. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire on various dates through the year ending December 31, 2027. In August 2016, we entered into a lease agreement for our new corporate headquarters, expected to commence mid-2017. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense, net of sublease income, was $14.9 million, $14.4 million and $10.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The aggregate future non-cancelable minimum rental payments on our operating leases, as of December 31, 2016, are as follows (in thousands):

Years Ending December 31,	Amount
2017	$15,715
2018	15,515
2019	12,173
2020	12,209
2021	10,534
2022 and thereafter	39,264
Total	$105,410
Total future non-cancelable minimum rental payments have not been reduced by future minimum sublease rentals totaling $6.9 million.
We are party to letters of credit totaling $3.1 million and $1.2 million as of December 31, 2016 and 2015, respectively, issued in support of operating leases at several of our facilities, as well as supporting credit limits on international credit cards. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of December 31, 2016 and 2015, we had non-cancelable open orders of $10.2 million and $16.9 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of December 31, 2016, we have not accrued any significant costs for such non-cancelable commitments.
Purchase Obligations
As of December 31, 2016, we had approximately $20.7 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In those situations in which we have received delivery of the goods or services as of December 31, 2016 under purchase orders outstanding as of the same date, such amounts are reflected in the consolidated balance sheet as accounts payable or accrued liabilities, and are excluded from the $20.7 million.
Litigation
We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and whether or not those losses are estimable.
On June 20, 2014, a purported stockholder class action lawsuit was filed in the Superior Court of California, County of Santa Clara, against the Company, current and former members of our Board of Directors, current and former officers, and the underwriters of our March 2014 follow-on public offering.  On July 17, 2014, a substantially similar lawsuit was filed in the same court against the same defendants. The actions were consolidated and, on March 4, 2015, an amended complaint was filed, alleging violations of the federal securities laws on behalf of a purported class consisting of purchasers of the Company's common stock pursuant or traceable to the registration statement and prospectus for the follow-on public offering, and seeking unspecified compensatory damages and other relief.  On April 20, 2015, defendants filed demurrers seeking that the amended complaint be dismissed. On August 11, 2015, the court overruled defendants' demurrers. On November 16, 2015, plaintiffs filed a motion seeking certification of the putative class, which the court granted in part and denied in part on July 11, 2016. On January 6, 2016, the Company and the individual defendants filed a motion for judgment on the pleadings seeking that the action be dismissed for lack of subject-matter jurisdiction, which the court denied on April 1, 2016. On

May 19, 2016, the Company and the individual defendants filed a petition for a writ of mandate seeking the overturning of the court's denial of the motion for judgment on the pleadings. On September 8, 2016, the court of appeal denied the petition. On September 16, 2016, the Company and the individual defendants filed a petition for review with the Supreme Court of California. On November 9, 2016, the Supreme Court of California denied the petition for review. On December 8, 2016, the Company and the individual defendants filed a petition for a writ of certiorari before the United States Supreme Court. On February 6, 2017, the parties submitted to the Superior Court a stipulation of settlement. The terms of the settlement include a release and dismissal of all claims against all defendants without any liability or wrongdoing attributed to them. On February 7, 2017, plaintiffs filed an unopposed motion for preliminary approval of the settlement. The settlement, which is immaterial to the Company's consolidated financial statements, is subject to stockholder notice, court approval, and other customary conditions.
On November 24, 2014, a purported stockholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. On June 29, 2015, plaintiffs filed a consolidated complaint alleging violations of the federal securities laws on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s securities between January 2, 2014, and November 4, 2014. Plaintiffs sought, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class. On August 21, 2015, defendants filed a motion to dismiss, which was heard on November 12, 2015. On November 14, 2016, the Court granted the motion to dismiss with leave to amend. The parties subsequently submitted a stipulation, which was adopted as an order of the Court on December 1, 2016, dismissing the action with prejudice as to the named plaintiffs and providing that plaintiffs would not appeal the dismissal.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through December 31, 2016, there have been no claims under any indemnification provisions.
10. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share, none of which were issued and outstanding as of December 31, 2016 or 2015.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of December 31, 2016 and 2015. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.

We had reserved shares of common stock for issuance as follows (in thousands):

	As of December 31,
	2016	2015
Reserved under stock award plans	38,005	38,500
Convertible Senior Notes	15,141	15,141
ESPP	2,851	3,214
Total	55,997	56,855
11. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant's service for so long as such stock remains unvested. Approximately 10.0 million shares and 7.2 million shares of our common stock were reserved for future grants as of December 31, 2016 and 2015, respectively, under the 2013 Plan. As of January 1, 2017, an additional 8,729,801 shares of common stock became available for future grants under our 2013 Plan pursuant to provisions thereof that automatically increase the share reserve under such plan each year.
Our ESPP allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of 2,850,830 shares and 3,214,287 shares of common stock were available for future issuance as of December 31, 2016 and 2015, respectively, under our ESPP. As of January 1, 2017, an additional 1,745,960 shares of common stock became available for future issuance under our ESPP pursuant to the provisions thereof that automatically increase the share reserve under such plan each year.
From time to time, we also grant restricted common stock or restricted stock awards outside of our equity incentive plans to certain employees in connection with acquisitions.

Stock Option Activity
A summary of the activity for our stock option changes during the reporting periods and a summary of information related to options outstanding and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2013	27,422	$5.82
Granted	676	72.60	$72.60
Exercised	(7,642)	2.97			$271,236
Cancelled	(1,941)	9.10
Assumed in acquisition	63	20.60
Balance — December 31, 2014	18,578	$9.13
Granted	—	—	$—
Exercised	(5,856)	4.97			211,854
Cancelled	(1,228)	14.57
Balance — December 31, 2015	11,494	$10.67
Granted	—	—	$—
Exercised	(2,459)	5.64			23,343
Cancelled	(950)	23.40
Balance — December 31, 2016	8,085	$10.70		5.4	$40,304
Options exercisable — December 31, 2016	7,331	$9.74		5.3	$39,097
The aggregate intrinsic value above represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money stock options.

Restricted Stock Award (RSA) and Restricted Stock Unit (RSU) Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting periods and a summary of information related to unvested restricted common stock, RSAs and RSUs and those expected to vest based on the achievement of a performance condition are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2013	3,602	$27.20
Granted	6,734	42.12
Vested	(1,482)	16.04
Cancelled	(809)	40.93
Granted in acquisitions	296	26.44
Unvested balance — December 31, 2014	8,341	$39.57
Granted	16,876	32.25
Vested	(2,783)	35.66
Cancelled	(2,380)	41.11
Unvested balance — December 31, 2015	20,054	$33.68
Granted	12,711	13.76
Vested	(6,222)	33.99
Cancelled	(6,660)	27.17
Unvested balance — December 31, 2016	19,883	$22.23	1.5	$236,605
Unvested awards for which the requisite service period has not been rendered but that are expected to vest based on the achievement of a performance condition — December 31, 2016	5,584	$20.22	2.0	$66,445
In connection with our acquisition of nPulse in May 2014, we issued 295,681 restricted stock awards at a value of $26.44 per share. Of these awards, 54,319 were issued to former shareholders as purchase consideration, while the other 241,362 were issued into escrow for employees continuing service with the Company. The vesting of all these awards was over a period of approximately three and a half years from the acquisition date, subject to the achievement of specified performance milestones. As of December 31, 2016, all milestones had been achieved, and therefore none of these awards remain unvested.
During the year ended December 31, 2015, awards granted includes two cycles of annual refresh grants made to the general employee population.
Included in the 12.7 million shares granted during the year ended December 31, 2016 are 3.6 million shares granted to employees from acquisitions consummated in 2016.
During the years ended December 31, 2016, 2015 and 2014, we issued 3.0 million, 5.3 million and 1.7 million shares, respectively, of restricted common stock, restricted stock awards or restricted stock units to certain employees which vest upon the achievement of certain performance conditions in addition to a continued service relationship with the Company.
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
Fair Value of Common Stock
We use the listed stock price on the date of grant as the fair value of our common stock.
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
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our stock options granted:

Year Ended December 31, 2014
Fair value of common stock	$27.89 - $75.87
Risk-free interest rate	1.8% - 2.0%
Expected term (in years)	6
Volatility	51% - 53%
Dividend yield	—%
No stock options were granted during the years ended December 31, 2016 and 2015.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our common shares under the ESPP:

	Year Ended December 31,
	2016	2015	2014
Fair value of common stock	$13.12 - $14.12	$19.10 - $35.16	$27.08 - $32.32
Risk-free interest rate	0.38% - 0.79%	0.09% - 0.50%	0.1%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Volatility	57% - 63%	38% - 42%	35% - 45%
Dividend yield	—%	—%	—%
Stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of product revenue	$2,092	$1,588	$888
Cost of subscription and services revenue	29,811	29,435	17,037
Research and development	64,755	68,329	28,968
Sales and marketing	57,750	73,286	66,773
General and administrative	43,343	49,793	38,186
Restructuring	1,144	—	—
Total	$198,895	$222,431	$151,852
As of December 31, 2016, total compensation cost related to stock-based awards not yet recognized was $294.9 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.3 years.

12. Income Taxes
Loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$(289,783)	$(324,805)	$(269,426)
Foreign	(199,067)	(210,320)	(211,018)
Total	$(488,850)	$(535,125)	$(480,444)
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Federal:
Current	$—	$—	$11
Deferred	(10,941)	—	(36,208)
State:
Current	49	(160)	255
Deferred	(1,384)	—	(3,263)
Foreign:
Current	3,156	5,604	2,945
Deferred	399	(1,354)	(394)
Total	$(8,721)	$4,090	$(36,654)
Reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax benefit	0.3	—	0.6
Change in valuation allowance	(16.3)	(21.0)	(11.2)
Research and development tax credit	1.1	1.1	1.2
Stock-based compensation	(2.8)	(1.1)	(1.9)
Impact of foreign tax differential	(14.7)	(14.1)	(15.6)
Non-deductible/non-taxable items	(0.8)	(0.6)	(0.2)
Other, net	—	(0.1)	(0.3)
Total	1.8%	(0.8)%	7.6%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$216,397	$82,201
Accruals and reserves	15,335	16,841
Stock-based compensation	48,212	59,872
Fixed assets	14,025	12,122
Deferred revenue	64,691	43,411
Research and development credits	30,852	23,445
Other deferred tax assets	673	1,017
Gross deferred tax assets	390,185	238,909
Valuation allowance	(233,783)	(81,937)
Total deferred tax assets	156,402	156,972
Deferred tax liabilities:
Acquisition related intangibles	(93,151)	(81,621)
Convertible senior notes	(61,811)	(73,427)
Other deferred tax liabilities	(7)	(92)
Total deferred tax liabilities	(154,969)	(155,140)
Total net deferred tax assets	$1,433	$1,832
A valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized. Our valuation allowance increased by approximately $151.8 million during the year ended December 31, 2016, primarily as a result of additional deferred tax assets recorded during the year for net operating loss carryforwards.
As of December 31, 2016, we had federal and state net operating loss carry forwards of approximately $602.3 million and $705.0 million, respectively, available to reduce future taxable income, if any. If not utilized, the federal net operating loss carry forwards will expire from the years ending December 31, 2024 through 2036 while state net operating loss carry forwards will expire from the years ending December 31, 2017 through 2036.
We also have federal and state research and development tax credit carry forwards of approximately $21.6 million and $13.6 million, respectively. If not utilized, the federal credit carry forwards will expire in various amounts from the years ended December 31, 2024 through 2036. The state credit will carry forward indefinitely.
Utilization of the net operating loss carry forwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
On January 1, 2016, we adopted ASU 2016-09 which changes the accounting for employee share-based payments. Under the new guidance, excess tax benefits or tax deficiencies associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders' equity. As a result, the table of deferred tax assets shown above includes certain deferred tax assets as of December 31, 2016 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting in the amount of $117.3 million.
As of December 31, 2016, we had $43.6 million of unrecognized tax benefits, of which if recognized, $1.8 million would affect our effective tax rate. We file income tax returns in U.S. federal, state and foreign jurisdictions. As we have net operating loss carry forwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For foreign jurisdictions, the tax years open to examination include the years 2012 and forward. We do not expect the unrecognized tax benefits to change significantly over the next 12 months. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. During the year ended December 31, 2016, we recognized a $31,000 decrease to interest and penalties. During the years ended December 31, 2015 and 2014, we recognized interest and penalties of $183,000 and $115,000, respectively. As of December 31, 2016 and 2015, our total accrual for interest and penalties was $367,000 and $398,000, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.

A reconciliation of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefits at the beginning of the period	$31,902	$21,264	$10,887
Additions for tax positions related to the current year	12,435	10,614	10,452
Increases related to prior year tax positions	561	24	—
Decreases related to prior year tax positions	(1,213)	—	(52)
Decreases based on settlements with taxing authorities	(48)	—	—
Lapse of statute of limitations	—	—	(23)
Unrecognized tax benefits at the end of the period	$43,637	$31,902	$21,264
As of December 31, 2016, we have not made any tax provision for U.S. federal and state income taxes on approximately $23.6 million of undistributed earnings in foreign subsidiaries, which we expect to reinvest outside of the U.S. indefinitely. If we were to repatriate these earnings to the U.S., we would be subject to U.S. income taxes and subject to an adjustment for foreign tax credits and foreign withholding taxes. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
13. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and warrants. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes and unvested restricted common stock and stock units. As we had net losses for the years ended December 31, 2016, 2015 and 2014, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(480,129)	$(539,215)	$(443,790)
Denominator:
Weighted average number of shares outstanding—basic and diluted	163,211	154,120	142,176
Net loss per share—basic and diluted	$(2.94)	$(3.50)	$(3.12)
The following outstanding options, unvested shares and units, ESPP shares, shares issuable upon the conversion of our Convertible Senior Notes and shares contingently issuable were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of December 31,
	2016	2015	2014
Options to purchase common stock	8,085	11,494	18,578
Unvested early exercised common shares	—	936	2,382
Unvested restricted stock awards and units	19,883	20,054	8,341
Convertible senior notes	15,141	15,141	—
iSIGHT earn-out contingently issuable shares	1,793	—	—
ESPP shares	314	210	124
In February 2017, we released 1,793,297 shares of common stock issued to former stockholders of iSIGHT as the threat intelligence bookings target associated with the release of these shares was determined to have been achieved. If all the necessary conditions for release were satisfied prior to December 31, 2016, the release would have increased the number of weighted average shares outstanding used to compute basic net loss per share for the year ended December 31, 2016.

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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue:
United States	$488,623	$439,205	$319,144
EMEA	102,288	80,960	57,721
APAC	95,285	73,009	34,284
Other	27,918	29,793	14,513
Total revenue	$714,114	$622,967	$425,662
Long-lived assets by geographic region based on physical location is as follows (in thousands):

	As of December 31,
	2016	2015
Property and Equipment, net:
United States	$43,214	$57,537
International	18,638	20,831
Total property and equipment, net	$61,852	$78,368
For the years ended December 31, 2016 and 2015, one distributor represented 19% and 17%, respectively, and one reseller represented 12% and 13%, respectively, of the Company's total revenue. For the year ended December 31, 2014, no distributor represented 10% or greater of the Company's total revenue, and one reseller represented 11% of the Company's total revenue.
As of December 31, 2016, no customer represented 10% or more of the Company's net accounts receivable balance. As of December 31, 2015, two distributors represented 20% and 12%, respectively, of the Company's net accounts receivable balance.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
FireEye, Inc.
Milpitas, California
We have audited the internal control over financial reporting of FireEye, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 24, 2017

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

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
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts receivable	Balance at beginning of period	Charged to cost and expenses	Write-offs, net of recoveries	Balance at end of period
Year ended December 31, 2014	$20	$566	$—	$586
Year ended December 31, 2015	586	1,342	93	2,021
Year ended December 31, 2016	$2,021	$1,560	$(1,991)	$1,590

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2017.

FIREEYE, INC.

By:	/s/ KEVIN R. MANDIA
Kevin R. Mandia
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin R. Mandia, Frank E. Verdecanna and Alexa King, and each of them, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KEVIN R. MANDIA Kevin R. Mandia	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017

/S/ FRANK E. VERDECANNA Frank E. Verdecanna	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	February 24, 2017

/S/ DEEPAK AHUJA Deepak Ahuja	Director	February 24, 2017

/S/ KIMBERLY ALEXY Kimberly Alexy	Director	February 24, 2017

/S/ RONALD E. F. CODD Ronald E. F. Codd	Director	February 24, 2017

/S/ WILLIAM M. COUGHRAN JR. William M. Coughran Jr.	Director	February 24, 2017

/S/ STEPHEN PUSEY Stephen Pusey	Director	February 24, 2017

/S/ ENRIQUE SALEM Enrique Salem	Director	February 24, 2017

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of January 14, 2016, by and among the Registrant, Iris Merger Corporation, iSIGHT Security, Inc. and Shareholder Representative Services LLC.	8-K	001-36067	2.1	January 20, 2016

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36067	3.1	September 25, 2013

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36067	3.1	August 4, 2016

4.1	Form of the Registrant's common stock certificate.	S-1/A	333-190338	4.1	September 9, 2013

4.2	Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.1	June 5, 2015

4.3	Form of Global 1.000% Convertible Senior Note due 2035 (included in Exhibit 4.2).	8-K	001-36067	4.2	June 5, 2015

4.4	Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.3	June 5, 2015

4.5	Form of Global 1.625% Convertible Senior Note due 2035 (included in Exhibit 4.4).	8-K	001-36067	4.4	June 5, 2015

10.1†	Form of Indemnification Agreement between the Registrant and certain of its officers and directors.	S-1	333-190338	10.1	August 2, 2013

10.2†	Employee Incentive Plan.	S-1	333-190338	10.17	August 2, 2013

10.3†	Change of Control Severance Policy for Officers.	S-1/A	333-190338	10.27	August 21, 2013

10.4†	2004 Stock Option Plan, as amended, including form agreements under 2004 Stock Option Plan.	S-1	333-190338	10.5	August 2, 2013

10.5†	2008 Stock Plan, as amended, including form agreements under 2008 Stock Plan.	S-1/A	333-190338	10.6	September 9, 2013

10.6†	2013 Equity Incentive Plan, including form agreements under 2013 Equity Incentive Plan.	S-1/A	333-193717	10.6	March 3, 2014

10.7†	2013 Employee Stock Purchase Plan, as amended and restated as of August 2, 2016.	10-Q	001-36067	10.1	November 4, 2016

10.8†	Mandiant Corporation 2011 Equity Incentive Plan, as amended, including form agreements under Mandiant Corporation 2011 Equity Incentive Plan.	S-1	333-193717	10.8	February 3, 2014

10.9†	Outside Director Compensation Policy, as amended and currently in effect.	10-Q	001-36067	10.1	August 5, 2016

10.10†	Offer Letter between the Registrant and David DeWalt, dated June 15, 2016.	8-K	001-36067	10.1	June 20, 2016

10.11†	Offer Letter between the Registrant and Ashar Aziz, dated November 26, 2012.	S-1	333-190338	10.10	August 2, 2013

10.12†	Offer Letter between the Registrant and Enrique Salem, dated February 2, 2013.	S-1	333-190338	10.11	August 2, 2013

10.13†	Offer Letter between the Registrant and Ronald E. F. Codd, dated July 28, 2012.	S-1	333-190338	10.12	August 2, 2013

10.14†	Offer Letter between the Registrant and Kimberly Alexy, dated December 12, 2014.	8-K	001-36067	10.1	January 8, 2015

10.15†	Offer Letter between the Registrant and Stephen Pusey, dated June 12, 2015.	8-K	001-36067	10.1	June 17, 2015

10.16†	Offer Letter between the Registrant and Deepak Ahuja, dated August 27, 2015.	8-K	001-36067	10.2	September 8, 2015

10.17†	Offer Letter between the Registrant and Alexa King, dated August 1, 2013.	S-1/A	333-190338	10.16	August 21, 2013

10.18†	Offer Letter, between the Registrant and Kevin Mandia, dated December 24, 2013.	8-K	001-36067	10.1	January 2, 2014

10.19†	Offer Letter between the Registrant and Travis Reese, dated June 27, 2016	10-Q	001-36067	10.3	August 5, 2016

10.20†	Offer Letter between the Registrant and Michael Berry, dated August 25, 2015.	8-K	001-36067	10.1	September 8, 2015

10.21*†	Offer Letter between the Registrant and William Robbins, dated October 31, 2016.

10.22†	Key Employee Non-Competition Agreement, dated as of December 30, 2013, by and between Kevin Mandia and the Registrant.	8-K	001-36067	10.3	January 2, 2014

10.23†	Key Employee Non-Competition Agreement, dated as of December 30, 2013, by and between Travis Reese and the Registrant.	10-Q	001-36067	10.4	August 5, 2016

10.24†	Transition Agreement between the Registrant and Michael J. Berry, dated as of February 2, 2017.	8-K	001-36067	10.1	February 2, 2017

10.25	Lease, dated as of January 15, 2008, by and between the Registrant and Silicon Valley CA-I, LLC, as amended and currently in effect.	S-1/A	333-190338	10.3	August 21, 2013

10.26	Sixth Amendment, dated as of January 23, 2014, to the Lease dated as of January 15, 2008 by and between the Registrant and Silicon Valley CA-I, LLC.	10-Q	001-36067	10.3	May 14, 2014

10.27	Seventh Amendment, dated as of March 24, 2014, to the Lease dated as of January 15, 2008 by and between the Registrant and Silicon Valley CA-I, LLC.	10-Q	001-36067	10.4	May 14, 2014

10.28	Lease, dated as of March 11, 2010, by and between the Registrant and Silicon Valley CA-I, LLC, as amended, assigned and currently in effect.	S-1	333-190338	10.4	August 2, 2013

10.29	Lease, dated as of August 4, 2016, by and between the Registrant and 601 McCarthy Owner, LLC.	8-K	001-36067	10.1	August 16, 2016

10.30††	Flextronics Design and Manufacturing Services Agreement, dated as of September 28, 2012, by and between the Registrant and Flextronics Telecom Systems, Ltd.	S-1/A	333-190338	10.19	September 9, 2013

10.31	Amendment to Flextronics Design and Manufacturing Services Agreement, effective as of August 1, 2013, by and among the Registrant, FireEye Ireland Limited and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.3	November 5, 2014

10.32	Design Statement of Work A-1 to Flextronics Design and Manufacturing Services Agreement, dated December 4, 2013, by and among the Registrant, FireEye Ireland Limited and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.4	November 5, 2014

10.33	Purchase Agreement, dated May 27, 2015, among the Registrant and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several Initial Purchasers named in Schedule I thereto	8-K	001-36067	10.1	May 29, 2015

10.34	Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC.	8-K	001-36067	10.2	May 29, 2015

10.35	Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC.	8-K	001-36067	10.3	May 29, 2015

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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