Form 10-Q
period 2017-03-31
FireEye, Inc.
filed 2017-05-04
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares of the registrant's common stock outstanding as of May 1, 2017 was 178,368,034.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$163,374	$223,667
Short-term investments	711,637	712,058
Accounts receivable, net of allowance for doubtful accounts of $1,918 and $1,590 at March 31, 2017 and December 31, 2016, respectively	105,900	121,150
Inventories	6,195	5,955
Prepaid expenses and other current assets	30,278	25,081
Total current assets	1,017,384	1,087,911
Property and equipment, net	60,814	61,852
Goodwill	978,260	978,260
Intangible assets, net	229,245	244,032
Deposits and other long-term assets	10,292	10,910
TOTAL ASSETS	$2,295,995	$2,382,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,487	$20,269
Accrued and other current liabilities	22,067	22,997
Accrued compensation	50,083	96,004
Deferred revenue, current portion	396,628	397,118
Total current liabilities	494,265	536,388
Convertible senior notes, net	751,206	741,980
Deferred revenue, non-current portion	235,557	256,398
Other long-term liabilities	8,320	7,087
Total liabilities	1,489,348	1,541,853
Commitments and contingencies (NOTE 9)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 177,843 shares and 174,596 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	18	17
Additional paid-in capital	2,731,108	2,682,909
Treasury stock, at cost; 3,333 shares as of March 31, 2017 and December 31, 2016	(150,000)	(150,000)
Accumulated other comprehensive loss	(1,419)	(1,742)
Accumulated deficit	(1,773,060)	(1,690,072)
Total stockholders’ equity	806,647	841,112
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,295,995	$2,382,965
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Product	$23,743	$33,707
Subscription and services	149,995	134,259
Total revenue	173,738	167,966
Cost of revenue:
Product	12,851	17,133
Subscription and services	51,754	54,297
Total cost of revenue	64,605	71,430
Total gross profit	109,133	96,536
Operating expenses:
Research and development	58,352	85,983
Sales and marketing	94,880	123,028
General and administrative	27,615	42,256
Restructuring charges	—	1,670
Total operating expenses	180,847	252,937
Operating loss	(71,714)	(156,401)
Interest income	2,032	1,465
Interest expense	(12,245)	(11,809)
Other income, net	232	815
Loss before income taxes	(81,695)	(165,930)
Provision for (benefit from) income taxes	1,293	(10,030)
Net loss attributable to common stockholders	$(82,988)	$(155,900)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.98)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	172,236	158,781
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(82,988)	$(155,900)
Change in net unrealized gains/(losses) on available-for-sale investments, net of tax	323	2,163
Comprehensive loss	$(82,665)	$(153,737)
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,988)	$(155,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,365	30,503
Stock-based compensation	43,889	64,239
Non-cash interest expense related to convertible senior notes	9,226	8,780
Change in fair value of contingent earn-out liability	13	—
Deferred income taxes	251	(11,053)
Other	2,119	938
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	14,584	43,144
Inventories	(1,090)	2,325
Prepaid expenses and other assets	(4,619)	(2,152)
Accounts payable	3,331	(3,391)
Accrued liabilities	(930)	902
Accrued transaction costs of acquiree	—	(7,727)
Accrued compensation	(7,006)	(8,989)
Deferred revenue	(21,331)	17,997
Other long-term liabilities	1,234	(2,132)
Net cash used in operating activities	(16,952)	(22,516)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(8,483)	(14,257)
Purchases of short-term investments	(98,480)	(88,805)
Proceeds from maturities of short-term investments	94,689	111,319
Proceeds from sales of short-term investments	3,620	—
Business acquisitions, net of cash acquired	—	(204,926)
Lease deposits	(70)	(678)
Net cash used in investing activities	(8,724)	(197,347)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt of acquired business	—	(8,842)
Payments for contingent earn-outs	(38,928)	—
Payment related to shares withheld for taxes	—	(1,124)
Proceeds from exercise of equity awards	4,311	2,840
Net cash used in financing activities	(34,617)	(7,126)
Net change in cash and cash equivalents	(60,293)	(226,989)
Cash and cash equivalents, beginning of period	223,667	402,102
Cash and cash equivalents, end of period	$163,374	$175,113
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$727	$1,888
Cash paid for interest	$—	$22
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vesting of early exercised stock options	$—	$496
Common stock issued in connection with acquisitions	$—	$39,300
Contingent earn-out in connection with acquisitions	$—	$35,588
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$5,922	$5,779
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
FireEye, Inc. and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) is a leader in stopping advanced cyber attacks that use advanced malware, zero-day exploits, and APT (“Advanced Persistent Threat”) tactics. Our solutions supplement traditional and next-generation firewalls, Intrusion Prevention Systems (“IPS”), anti-virus, and gateways, which cannot stop advanced threats, leaving security holes in networks. We offer a solution that detects and blocks attacks across Web, email, endpoint, cloud and content (file) threat vectors, as well as latent malware resident on file shares. Our solutions address all stages of an attack lifecycle with a signature-less engine utilizing stateful attack analysis to detect zero-day threats.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year. The balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for annual consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K, which was filed with the SEC on February 24, 2017.
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
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three months ended March 31, 2017, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
In July 2015, the FASB decided to defer the effective date by one year, and as a result, the guidance is effective for us beginning in the first quarter of 2018. Early adoption as of the original effective date would be permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The FASB subsequently issued several clarifying standards to address stakeholder questions and implementation issues.
We currently anticipate adopting the standard retrospectively to all prior periods presented. Our ability to apply the requirements retrospectively to all prior periods presented is dependent on system readiness, including software procured from third-party providers, and the completion of our analysis of information necessary to restate prior period financial statements.
We anticipate this standard will have a material impact on our consolidated financial statements and related disclosures. While we are continuing to assess all the potential impacts this standard will have, and as such we do not know or cannot reasonably estimate quantitative information related to the impact of this standard on our consolidated financial statements at this time, we currently believe the most significant impact relates to our accounting for intelligence dependent appliance and software license revenue. We expect revenue related to certain appliances and software licenses not dependent on intelligence, subscription and support offerings, cloud offerings and professional services to remain substantially unchanged. Specifically, under the new standard we expect to combine intelligence dependent appliances and software licenses with the related intelligence subscription and support as a single performance obligation. As a result, we expect to recognize intelligence dependent appliance and software license revenue ratably over the life of the related device or license, rather than at the time of shipping, when our contracts contain material right of renewal options. Where our contracts do not contain material right of renewal options, we expect to recognize intelligence dependent appliance and software license revenue ratably over the contractual term. Due to complexity of certain of our customer contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in some instance from the recognition models noted above. We currently believe appliance and software license revenue will be recognized predominantly over the useful life of the device or license as most of our appliance and license offerings are intelligence dependent. Additionally, we currently expect commissions expense to be deferred at the time of sale, and recognized ratably over the life of the related device or license or over the contractual term, rather than expensing commissions predominantly at the time of sale.

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
The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of March 31, 2017				As of December 31, 2016
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$2,896	$—	$—	$2,896	$449	$—	$—	$449
Total cash equivalents	2,896	—	—	2,896	449	—	—	449
Short-term investments:
Certificates of deposit	—	7,886	—	7,886	—	9,569	—	9,569
Commercial paper	—	14,981	—	14,981	—	29,920	—	29,920
Corporate notes and bonds	—	433,491	—	433,491	—	420,684	—	420,684
U.S. Government agencies	—	255,279	—	255,279	—	251,885	—	251,885
Total short-term investments	—	711,637	—	711,637	—	712,058	—	712,058
Total assets measured at fair value	$2,896	$711,637	$—	$714,533	$449	$712,058	$—	$712,507
Liabilities
Contingent earn-out	$—	$—	$67	$67	$—	$—	$41,332	$41,332
Total liabilities measured at fair value	$—	$—	$67	$67	$—	$—	$41,332	$41,332
The estimated fair value of the contingent earn-out incurred in connection with our acquisition of iSIGHT is considered to be a Level 3 measurement due to the use of significant unobservable inputs. The value was determined using a discounted risk-adjusted expected (probability-weighted) cash flow methodology, by applying a real options approach model. The real options approach incorporated management's estimates of expected quarterly growth rates in bookings for certain products (63% on average), which could not be corroborated by observable market data, with the volatility of revenue for comparable companies (16.5% on average) and the correlation between comparable companies' quarterly revenue growth and that of the S&P 500 Index (44.7% on average), which are observable in the market, to determine the probability of achieving estimated bookings within the earn-out period of performance (2.5 years). The resulting expected earn-out payment was discounted back to present value using our cost of debt (ranging from 6.3% to 7.1%).
The following is a reconciliation of the Level 3 contingent earn-out liability (in thousands):

Amount
Balance as of December 31, 2016	$41,332
Changes in fair value (1)	13
Cash payments	(41,278)
Balance as of March 31, 2017	$67
(1) Changes in fair value are recorded in general and administrative expenses in our condensed consolidated statements of operations.
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
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a private company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the three months ended March 31, 2017.
The estimated fair value of the Convertible Senior Notes (as defined in Note 8) as of March 31, 2017 was determined to be $843.5 million, based on quoted market prices. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

3. Investments
Our investments consisted of the following (in thousands):

	As of March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Short-Term Investment
Certificates of deposit	$7,880	$7	$(1)	$7,886	$7,886
Commercial paper	14,984	—	(3)	14,981	14,981
Corporate notes and bonds	434,274	17	(800)	433,491	433,491
U.S. Government agencies	255,918	—	(639)	255,279	255,279
Total	$713,056	$24	$(1,443)	$711,637	$711,637

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Short-Term Investment
Certificates of deposit	$9,560	$10	$(1)	$9,569	$9,569
Commercial paper	29,929	—	(9)	29,920	29,920
Corporate notes and bonds	421,635	17	(968)	420,684	420,684
U.S. Government agencies	252,676	2	(793)	251,885	251,885
Total	$713,800	$29	$(1,771)	$712,058	$712,058
The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2017
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$—	$—	$199	$(1)	$199	$(1)
Commercial paper	14,981	(3)	—	—	14,981	(3)
Corporate notes and bonds	343,313	(761)	64,470	(39)	407,783	(800)
U.S. Government agencies	233,786	(625)	14,994	(14)	248,780	(639)
Total	$592,080	$(1,389)	$79,663	$(54)	$671,743	$(1,443)

	As of December 31, 2016
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$—	$—	$199	$(1)	$199	$(1)
Commercial paper	24,925	(9)	—	—	24,925	(9)
Corporate notes and bonds	294,818	(889)	99,433	(79)	394,251	(968)
U.S. Government agencies	222,171	(763)	17,657	(30)	239,828	(793)
Total	$541,914	$(1,661)	$117,289	$(110)	$659,203	$(1,771)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of March 31, 2017 and December 31, 2016.
The following table summarizes the contractual maturities of our investments at March 31, 2017 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$382,128	$381,674
Due within one to two years	330,928	329,963
Total	$713,056	$711,637
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.

We hold an 11.9% ownership interest in a private company, which is accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the investee. This investment is classified within deposits and other long-term assets on our condensed consolidated balance sheets. The carrying value of this investment was $0.6 million and $0.9 million as of March 31, 2017 and December 31, 2016, respectively.
4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2017	As of December 31, 2016
Computer equipment and software	$151,258	$144,892
Leasehold improvements	44,003	41,796
Furniture and fixtures	15,057	14,499
Machinery and equipment	447	447
Total property and equipment	210,765	201,634
Less: accumulated depreciation	(149,951)	(139,782)
Total property and equipment, net	$60,814	$61,852
Depreciation and amortization expense related to property and equipment and demonstration units during the three months ended March 31, 2017 and 2016 was $11.0 million and $14.1 million, respectively.
During the three months ended March 31, 2017 and 2016, we capitalized $4.7 million and $1.9 million, respectively, of software development costs related to our cloud subscription offerings. Amortization expense related to capitalized software development costs during the three months ended March 31, 2017 and 2016 was $0.8 million and $0.4 million, respectively.
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
In connection with this acquisition, we paid upfront cash consideration of $192.8 million, incurred liabilities of $39.1 million contingent upon the achievement of a threat intelligence bookings target on or before the end of the second quarter of 2018, and issued 1,793,305 shares of our common stock with an estimated fair value of $29.9 million, of which 1,793,297 shares were released in February 2017 to former stockholders of iSIGHT once the threat intelligence bookings target was determined to have been achieved. This resulted in total purchase consideration of $261.8 million. The number of shares was fixed at the completion of the acquisition and was the maximum number of shares that could be released. The contingent earn-out liability was also settled in February 2017 to former stockholders of iSIGHT once the threat intelligence bookings target was determined to have been achieved, resulting in a cash payment of $41.3 million.
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
As of December 31, 2016, all in-process research and development obtained in our acquisition of Invotas was put into service.
The results of operations of Invotas have been included in our condensed consolidated statements of operations from the acquisition date. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.
Goodwill and Purchased Intangible Assets
There were no changes in the carrying amount of goodwill for the three months ended March 31, 2017.
Purchased intangible assets consisted of the following (in thousands):

	As of March 31, 2017	As of December 31, 2016
Developed technology	$102,593	$102,593
Content	158,700	158,700
Customer relationships	109,800	109,800
Contract backlog	12,500	12,500
Trade names	15,500	15,500
Non-competition agreements	1,400	1,400
Total intangible assets	400,493	400,493
Less: accumulated amortization	(171,248)	(156,461)
Total net intangible assets	$229,245	$244,032

Amortization expense of intangible assets during the three months ended March 31, 2017 and 2016 was $14.8 million and $15.2 million, respectively.
The expected future annual amortization expense of intangible assets as of March 31, 2017 is presented below (in thousands):

Years Ending December 31,	Amount
2017 (remaining nine months)	$44,331
2018	47,433
2019	45,547
2020	31,171
2021	29,282
2022 and thereafter	31,481
Total	$229,245
6. Restructuring Charges
We initiated a series of restructuring activities during 2016, including a restructuring plan approved by our Board of Directors designed to reduce operating expenses and align our expense structure with growth expectations. This restructuring plan resulted in a 10% reduction in our workforce, the consolidation of certain real estate facilities and the impairment of certain assets in 2016.
The following table sets forth a summary of restructuring activities during the three months ended March 31, 2017 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2016	$1,221	$2,246	$3,467
Cash payments	(686)	(289)	(975)
Other adjustments	(380)	(59)	(439)
Balance, March 31, 2017	$155	$1,898	$2,053
Other adjustments of negative $0.4 million represent relief of unused benefits, changes in fair value and foreign currency fluctuations.
The remaining restructuring balance of $2.1 million at March 31, 2017 is composed of $0.2 million of severance payments which we expect to pay during the second quarter of 2017, and $1.9 million of non-cancelable lease costs which we expect to pay over the terms of the related obligations through the third quarter of 2024, net of sublease income.
7. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of March 31, 2017	As of December 31, 2016
Product, current	$9,245	$8,924
Subscription and services, current	387,383	388,194
Total deferred revenue, current	396,628	397,118
Product, non-current	4,059	4,748
Subscription and services, non-current	231,498	251,650
Total deferred revenue, non-current	235,557	256,398
Total deferred revenue	$632,185	$653,516

8. Convertible Senior Notes
Convertible Senior Notes
In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the “Series A Notes”) and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the “Series B Notes” and together with the Series A Notes, the “Convertible Senior Notes”), including the full exercise of the initial purchasers' over-allotment option, in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended. The net proceeds after the initial purchasers' discount of $23.0 million and issuance costs of $0.5 million from the Convertible Senior Notes were $896.5 million. The Series A Notes and Series B Notes bear interest at 1.000% per year and 1.625% per year, respectively, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2015. The Convertible Senior Notes mature on June 1, 2035, unless earlier repurchased, redeemed or converted.

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

The liability and equity components of the Convertible Senior Notes consisted of the following (in thousands):

	As of March 31, 2017		As of December 31, 2016
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$460,000	$460,000	$460,000	$460,000
Less: Convertible senior notes discounts and issuance costs, net of amortization	(69,132)	(99,662)	(74,126)	(103,894)
Net carrying amount	$390,868	$360,338	$385,874	$356,106

Equity component, net of issuance costs	$92,567	$117,834	$92,567	$117,834
The unamortized discounts and issuance costs as of March 31, 2017 will be amortized over a weighted-average remaining period of approximately 4.3 years.
Interest expense for the three months ended March 31, 2017 related to the Convertible Senior Notes consisted of the following (in thousands):

	Three Months Ended March 31, 2017
	Series A Notes	Series B Notes
Coupon interest	$1,150	$1,869
Amortization of convertible senior notes discounts and issuance costs	4,993	4,232
Total interest expense recognized	$6,143	$6,101

Effective interest rate on the liability component	6.4%	6.9%
Interest expense for the three months ended March 31, 2016 related to the Convertible Senior Notes consisted of the following (in thousands):

	Three Months Ended March 31, 2016
	Series A Notes	Series B Notes
Coupon interest	$1,150	$1,869
Amortization of convertible senior notes discounts and issuance costs	4,743	4,037
Total interest expense recognized	$5,893	$5,906

Effective interest rate on the liability component	6.4%	7.0%
Prepaid Forward Stock Purchase
In connection with the issuance of the Convertible Senior Notes, we also entered into privately negotiated prepaid forward stock purchase transactions (each a “Prepaid Forward”) with one of the initial purchasers of the Convertible Senior Notes (the “Forward Counterparty”), pursuant to which we paid approximately $150.0 million. The amount of the prepaid is equivalent to approximately 3.3 million shares which are to be settled on or around June 1, 2020 and June 1, 2022, respectively, subject to any early settlement, in whole or in part, of each Prepaid Forward. The Prepaid Forwards are intended to facilitate privately negotiated derivative transactions by which investors in the Convertible Senior Notes will be able to hedge their investment in the Convertible Senior Notes. In the event we pay any cash dividends on our common stock, the Forward Counterparty will pay an equivalent amount back to us.
The related shares were accounted for as a repurchase of common stock, and are presented as Treasury Stock in the unaudited condensed consolidated balance sheets. The 3.3 million shares of common stock purchased under the Prepaid Forwards are excluded from weighted-average shares outstanding for basic and diluted EPS purposes although they remain legally outstanding.
9. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire on various dates through the year ending December 31, 2027. In August 2016, we entered into a lease agreement for our new corporate headquarters, expected to commence mid-2017. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense, net of sublease income, was $4.1 million and $3.6 million for the three months ended March 31, 2017 and 2016, respectively.

The aggregate future non-cancelable minimum rental payments on our operating leases, as of March 31, 2017, are as follows (in thousands):

Years Ending December 31,	Amount
2017 (remaining nine months)	$11,822
2018	16,553
2019	12,915
2020	12,787
2021	10,992
2022 and thereafter	39,276
Total	$104,345
Total future non-cancelable minimum rental payments have not been reduced by future minimum sublease rentals totaling $7.1 million.
We are party to letters of credit totaling $3.2 million and $3.1 million as of March 31, 2017 and December 31, 2016, respectively, issued primarily in support of operating leases at several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of March 31, 2017 and December 31, 2016, we had non-cancelable open orders of $12.7 million and $10.2 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of March 31, 2017, we have not accrued any significant costs for such non-cancelable commitments.
Purchase Obligations
As of March 31, 2017, we had approximately $22.5 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In those situations in which we have received delivery of the goods or services as of March 31, 2017 under purchase orders outstanding as of the same date, such amounts are reflected in the condensed consolidated balance sheet as accounts payable or accrued liabilities, and are excluded from the $22.5 million.
Litigation
We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and whether or not those losses are estimable.
On June 20, 2014, a purported stockholder class action lawsuit was filed in the Superior Court of California, County of Santa Clara, against the Company, current and former members of our Board of Directors, current and former officers, and the underwriters of our March 2014 follow-on public offering. On July 17, 2014, a substantially similar lawsuit was filed in the same court against the same defendants. The actions were consolidated and, on March 4, 2015, an amended complaint was filed, alleging violations of the federal securities laws on behalf of a purported class consisting of purchasers of the Company's common stock pursuant or traceable to the registration statement and prospectus for the follow-on public offering, and seeking unspecified compensatory damages and other relief. On April 20, 2015, defendants filed demurrers seeking that the amended complaint be dismissed. On August 11, 2015, the court overruled defendants' demurrers. On November 16, 2015, plaintiffs filed a motion seeking certification of the putative class, which the court granted in part and denied in part on July 11, 2016. On January 6, 2016, the Company and the individual defendants filed a motion for judgment on the pleadings seeking that the action be dismissed for lack of subject-matter jurisdiction, which the court denied on April 1, 2016. On May 19, 2016, the Company and the individual defendants filed a petition for a writ of mandate seeking the overturning of the court's denial of the motion for judgment on the pleadings. On September 8, 2016, the court of appeal denied the petition. On September 16, 2016, the Company and the individual defendants filed a petition for review with the Supreme Court of California. On November 9, 2016, the Supreme Court of California denied the petition for review. On December 8, 2016, the Company and the individual defendants filed a petition for a writ of certiorari before the United States Supreme Court. On February 6, 2017, the parties submitted to the Superior Court a stipulation of settlement. The terms of the settlement include a release and dismissal of all claims against all defendants without any liability or wrongdoing attributed to them. On February 7, 2017, plaintiffs filed an unopposed motion for preliminary approval of the settlement, which the Superior Court granted. The settlement, which is immaterial to the Company's consolidated financial statements, is subject to stockholder notice, court approval, and other customary conditions.
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
In February 2016, a lawsuit was filed in the Superior Court of California, County of Santa Clara, by one of the plaintiffs in the aforementioned putative derivative action against the Company, seeking production of certain books and records pursuant to Delaware and California law. On May 16, 2016, the court sustained the Company's demurrer to the petition, without leave to amend. Plaintiff filed a notice of appeal on October 27, 2016. The appeal was dismissed on April 14, 2017.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through March 31, 2017, there have been no claims under any indemnification provisions.
10. Common Shares Reserved for Issuance
We have 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share authorized, none of which were issued and outstanding as of March 31, 2017 or December 31, 2016.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of March 31, 2017 and December 31, 2016. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.
We had reserved shares of common stock for issuance as follows (in thousands):

	As of March 31, 2017	As of December 31, 2016
Reserved under stock award plans	43,435	38,005
Convertible Senior Notes	15,141	15,141
ESPP	4,597	2,851
Total	63,173	55,997
11. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant's service for so long as such stock remains unvested. Approximately 11.4 million shares and 10.0 million shares of our common stock were reserved for future grants as of March 31, 2017 and December 31, 2016, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of approximately 4.6 million shares and 2.9 million shares of common stock were available for future issuance as of March 31, 2017 and December 31, 2016, respectively, under our ESPP.
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
Stock Option Activity
A summary of the activity for our stock option changes during the reporting period and a summary of information related to options vested and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2016	8,085	$10.7		5.4	$40,304
Exercised	(906)	4.76			6,645
Cancelled	(160)	29.74
Balance — March 31, 2017	7,019	$11.04		5.2	$37,567
Options exercisable — March 31, 2017	6,647	$10.30		5.1	$37,136
Restricted Stock Award (RSA) and Restricted Stock Unit (RSU) Activity
A summary of the activity for our restricted common stock, RSAs and RSUs, including those subject to performance conditions, during the reporting period and a summary of information related to unvested restricted common stock, RSAs and RSUs, including those expected to vest based on the achievement of a performance condition, are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2016	19,883	$22.23	1.5	$236,605
Granted	9,674	11.53
Vested	(2,341)	24.16
Cancelled	(2,233)	16.04
Unvested balance — March 31, 2017	24,983	$17.80	1.7	$315,029
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — March 31, 2017	4,694	$14.66	2.2	$59,192
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

Stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of product revenue	$535	$667
Cost of subscription and services revenue	7,497	9,601
Research and development	14,525	24,430
Sales and marketing	14,015	16,154
General and administrative	7,317	13,215
Total	$43,889	$64,067
As of March 31, 2017, total compensation cost related to stock-based awards not yet recognized was $349.0 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.5 years.
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
We recognized a provision for income taxes of $1.3 million for the three months ended March 31, 2017, and a benefit from income taxes of $10.0 million during the three months ended March 31, 2016. The tax provision during the three months ended March 31, 2017 is primarily due to foreign and state income taxes. The tax benefit during the three months ended March 31, 2016 is primarily due to the reversal of the U.S. valuation allowances as a result of recording a similar amount of acquisition related U.S. deferred tax liabilities, which are considered a source of future taxable income available to realize the benefit of U.S. deferred tax assets.
13. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and warrants. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for the three months ended March 31, 2017 and 2016, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(82,988)	$(155,900)
Denominator:
Weighted average number of shares outstanding—basic and diluted	172,236	158,781
Net loss per share—basic and diluted	$(0.48)	$(0.98)
The following outstanding options and unvested shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2017	2016
Options to purchase common stock	7,019	10,627
Unvested early exercised common shares	—	647
Unvested restricted stock awards and units	24,983	23,896
Convertible senior notes	15,141	15,141
ESPP shares	784	667

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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue:
United States	$115,004	$115,852
EMEA	25,321	24,442
APAC	25,853	21,823
Other	7,560	5,849
Total revenue	$173,738	$167,966
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of March 31, 2017	As of December 31, 2016
Property and Equipment, net:
United States	$43,800	$43,214
International	17,014	18,638
Total property and equipment, net	$60,814	$61,852
For the three months ended March 31, 2017 and 2016, one distributor represented 19% and 17%, respectively, and one reseller represented 12% and 11%, respectively, of the Company's total revenue. As of March 31, 2017 and December 31, 2016, no customer represented 10% or more of the Company's net accounts receivable balance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 24, 2017. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements regarding:

•	beliefs and objectives for future operations, financial condition and prospects, including trends in revenue, gross margin, operating expenses and other financial metrics;

•	our restructuring plan, including workforce reductions and related charges, as well as anticipated cost savings;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to pursue opportunities in new and existing markets;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to expand internationally;

•	our ability to further penetrate our existing customer base;

•	our expectations concerning renewal rates for subscriptions and services by existing customers as well as cancellations;

•	cost of revenue, including changes in costs associated with production, manufacturing and customer support;

•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	our expectations concerning the transition of customers from product sales to our cloud-based solutions;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	our expectations concerning investments in our product development organization and in the development of our sales and marketing teams;

•	economic and industry trends or trend analysis;

•	the effects of seasonal trends on our results of operations;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies; and

•	the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months
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
We require customers to purchase a subscription to our DTI cloud and support and maintenance services when they purchase any of our appliance-based detection and prevention products. Our customers generally purchase these subscriptions and services for a one or three year term, and revenue from such subscriptions is recognized ratably over the subscription period. Sales of these subscriptions and support services initially increase our deferred revenue, which totaled $632.2 million and $653.5 million as of March 31, 2017 and December 31, 2016, respectively. Amortization of this deferred revenue has contributed to the increase in our subscription and services revenue as a percentage of total revenue. For the three months ended March 31, 2017 and 2016, subscription and services revenue as a percentage of total revenue was 86% and 80%, respectively. While most of the growth in our subscription and services revenue during such periods relates to the amortization of the initial subscription and services agreements, renewals of such agreements have also supported this growth. Our renewal rate for subscriptions and support expiring in the 12 months ended March 31, 2017 was approximately 90%, and we expect to maintain high renewal rates in the future due to the significant value we believe these subscriptions and support add to the efficacy of our product portfolio.
Beyond the product and attached threat intelligence subscriptions and support and maintenance services, we offer several security-as-a-service offerings, including Cloud MVX, ETP, TAP, FireEye-as-a-Service and our newly introduced FireEye Helix platform. Revenue from these security-as-a-service subscriptions is recognized ratably over the subscription term, which is typically one to three years. We also offer professional services, including incident response and other security consulting services for our customers who have experienced a cybersecurity breach or require assistance assessing the resilience of their networks. Revenue from these professional services is recognized as the services are delivered.
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

	Three Months Ended or As of
	March 31,
	2017	2016
	(Dollars in thousands)
Product revenue	$23,743	$33,707
Subscription and services revenue	149,995	134,259
Total revenue	$173,738	$167,966
Year-over-year percentage increase	3%	34%
Gross margin percentage	63%	57%
Deferred revenue, current	$396,628	$329,095
Deferred revenue, non-current	$235,557	$236,987
Billings (non-GAAP)	$152,407	$185,963
Net cash used in operating activities	$(16,952)	$(22,516)
Free cash flow (non-GAAP)	$(25,435)	$(36,773)
Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenue as of period end. The majority of our deferred revenue consists of the unamortized balance of revenue from previously invoiced subscriptions to our threat intelligence, security-as-a-service and support and maintenance contracts. Subscriptions and support and maintenance contracts are generally non-cancelable, except for cause, and are typically invoiced and paid up-front. Because invoiced amounts for subscriptions and services can be for multiple years, we classify our deferred revenue as current or non-current depending on when we expect to recognize the related revenue. If the deferred revenue is expected to be recognized within 12 months it is classified as current, otherwise, the deferred revenue is classified as non-current. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.
Billings. Billings are a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles, or GAAP, plus the change in deferred revenue from the beginning to the end of the period, excluding deferred revenue assumed through acquisitions. We consider billings to be a useful metric for management and investors, as a supplement to the corresponding GAAP measure, because billings drive deferred revenue, which is an important indicator of the health and visibility of trends in our business, and represent a significant percentage of future revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may define billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure.

For the three months ended March 31, 2016, billings exclude $21.1 million of deferred revenue assumed in connection with our acquisitions. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenue	$173,738	$167,966
Add: Deferred revenue, end of period	632,185	566,082
Less: Deferred revenue, beginning of period	653,516	526,998
Less: Deferred revenue assumed through acquisitions	—	21,087
Billings (non-GAAP)	$152,407	$185,963
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

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash used in operating activities	$(16,952)	$(22,516)
Less: purchase of property and equipment and demonstration units	8,483	14,257
Free cash flow (non-GAAP)	$(25,435)	$(36,773)
Net cash used in investing activities	$(8,724)	$(197,347)
Net cash used in financing activities	$(34,617)	$(7,126)
Factors Affecting our Performance
Market Adoption. We rely on market education to raise awareness of today’s next-generation cyber attacks and articulate the need for our security solutions and, in particular, the reasons to purchase our products. Our prospective customers often do not have a specific portion of their IT budgets allocated for products that address the next generation of advanced cyber attacks. We invest heavily in sales and marketing efforts to increase market awareness, educate prospective customers and drive adoption of our solution. This market education is critical to creating new IT budget dollars or allocating IT budget dollars across enterprises and governments for next-generation threat protection solutions and, in particular, our platform. Our investment in market education has also increased awareness of us and our solution in international markets. The degree to which prospective customers recognize the mission critical need for next-generation threat protection solutions, including recent enhancements to our endpoint solution and newly introduced FireEye Helix platform, and subsequently allocate budget dollars for our platform, will drive our ability to acquire new customers and increase renewals and follow-on sales opportunities, which, in turn, will affect our future financial performance.
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
We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. We calculate our renewal rate by dividing the number of renewing customers who were due for renewal in any rolling 12 month period by the number of customers who were due for renewal in that rolling 12 month period. Our renewal rate for subscriptions and support expiring in the 12 months ended March 31, 2017 was approximately 90%. These high renewal rates are primarily attributable to the incremental value added to our appliances by our cloud subscriptions, support and maintenance services and other professional services. As cloud subscriptions, support and maintenance services and other professional services represented 86% and 80% of our total revenue during the three months ended March 31, 2017 and 2016, respectively, we believe our ability to maintain high renewal rates for these subscriptions and services will have a material impact on our future financial performance.
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
Components of Operating Results
Revenue
We generate revenue from the sales of our products, subscriptions and services. As discussed further in “Critical Accounting Policies and Estimates-Revenue Recognition” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.

•
Product revenue. Our product revenue is generated from sales of our appliances, which we generally recognize at the time of shipment, provided that all other revenue recognition criteria have been met.

•
Subscription and services revenue. Subscription and services revenue is generated primarily from our cloud subscriptions, FireEye-as-a-Service, support and maintenance services and other professional services. We recognize revenue from subscriptions and support and maintenance services over the one or three year contract term, as applicable. Professional services, which includes incident response and compromise assessments, are offered on a time-and-material basis or through a fixed fee arrangement, and we recognize the associated revenue as the services are delivered.

Cost of Revenue
Our total cost of revenue consists of cost of product revenue and cost of subscription and services revenue. Personnel costs associated with our operations and global customer support organizations consist of salaries, benefits, bonuses and stock-based compensation. Overhead costs consist of certain facilities, depreciation and information technology costs.

•
Cost of product revenue. Cost of product revenue primarily consists of costs paid to our third-party contract manufacturers for our appliances and personnel and other costs in our manufacturing operations department. Our cost of product revenue also includes product testing costs, shipping costs and allocated overhead costs. We expect our cost of product revenue to decrease as our product revenue decreases, as customers' buying preferences shift away from on premise appliance-based solutions and towards cloud-based and cloud-enabled solutions. Our cost of product revenue may increase as a percentage of product revenue due to the fixed nature of a portion of these costs.

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
Provision for (Benefit from) Income Taxes
Provision for income taxes primarily relates to income taxes payable in foreign jurisdictions in which we conduct business, withholding taxes, and state income taxes in the United States. The provision is offset by tax benefits primarily related to the reversal of valuation allowances previously established against our deferred tax assets. Should the tax benefits exceed the provision, then a net tax benefit from income taxes is reflected for the period. Income in certain countries may be taxed at statutory tax rates that are lower than the U.S. statutory tax rate. As a result, our overall effective tax rate over the long-term may be lower than the U.S. federal statutory tax rate due to net income being subject to foreign income tax rates that are lower than the U.S. federal statutory rate.

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	2017		2016
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars In thousands)
Revenue:
Product	$23,743	14%	$33,707	20%
Subscription and services	149,995	86	134,259	80
Total revenue	173,738	100	167,966	100
Cost of revenue:
Product	12,851	7	17,133	10
Subscription and services	51,754	30	54,297	33
Total cost of revenue	64,605	37	71,430	43
Total gross profit	109,133	63	96,536	57
Operating expenses:
Research and development	58,352	33	85,983	51
Sales and marketing	94,880	55	123,028	73
General and administrative	27,615	16	42,256	25
Restructuring charges	—	—	1,670	1
Total operating expenses	180,847	104	252,937	150
Operating loss	(71,714)	(41)	(156,401)	(93)
Interest income	2,032	1	1,465	1
Interest expense	(12,245)	(7)	(11,809)	(7)
Other income, net	232	—	815	—
Loss before income taxes	(81,695)	(47)	(165,930)	(99)
Provision for (benefit from) income taxes	1,293	1	(10,030)	(6)
Net loss attributable to common stockholders	$(82,988)	(48)%	$(155,900)	(93)%

Comparison of the Three Months Ended March 31, 2017 and 2016
Revenue

	Three Months Ended March 31,
	2017		2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$23,743	14%	$33,707	20%	$(9,964)	(30)%
Subscription and services	149,995	86	134,259	80	15,736	12
Total revenue	$173,738	100%	$167,966	100%	$5,772	3%
Subscription and services by type:
Product subscription	$87,054	50%	$74,163	44%	$12,891	17%
Support and maintenance	33,207	19	28,413	17%	4,794	17
Professional services	29,734	17	31,683	19%	(1,949)	(6)
Total subscription and services revenue	$149,995	86%	$134,259	80%	$15,736	12%
Revenue by geographic region:
United States	$115,004	66%	$115,852	69%	$(848)	(1)%
EMEA	25,321	15	24,442	15	879	4
APAC	25,853	15	21,823	13	4,030	18
Other	7,560	4	5,849	3	1,711	29
Total revenue	$173,738	100%	$167,966	100%	$5,772	3%
Product revenue decreased by $10.0 million, or 30%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in product revenue was primarily due to a shift in customer buying preferences away from on premise appliance-based solutions to cloud-based and cloud-enabled subscriptions, including security delivered as a service. As a result, revenue from sales of our threat prevention appliances has declined as revenue from our cloud-based solutions has increased. Our NX Series of security appliances continued to account for the largest portion of our product revenue. This reflects the fact that customers who purchase our product portfolio generally purchase more NX Series appliances than our other appliances, as their networks typically have more Web entry points than email or file entry points to protect. We expect product revenue to decline as part of this ongoing transition from on premise appliance-based solutions to cloud-based and cloud-enabled subscriptions.
Subscription and services revenue increased by $15.7 million, or 12%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase was comprised of subscription revenue of $12.9 million and support and maintenance revenue of $4.8 million, partially offset by a decrease in professional services revenue of $2.0 million. The increases in subscription revenue of $12.9 million and support and maintenance revenue of $4.8 million were primarily due to an increase in initial customer purchases of $5.6 million and the amortization of deferred subscription and support revenue related to renewals of $12.1 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. We expect a continued transition of customers from product sales to our cloud subscriptions. Given our high renewal rate, we expect revenue from the amortization of deferred subscription and support related to renewals to increase as a percentage of our total revenue from subscription and support. Our renewal rate for subscription and support agreements expiring in the 12 months ended March 31, 2017 was approximately 90%.
Our international revenue increased $6.6 million, or 13%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, which reflects our increasing international market presence.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2017		2016		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$12,851		$17,133		$(4,282)	(25)%
Subscription and services	51,754		54,297		(2,543)	(5)
Total cost of revenue	$64,605		$71,430		$(6,825)	(10)%
Gross margin:
Product		46%		49%
Subscription and services		65%		60%
Total gross margin		63%		57%
The cost of product revenue decreased $4.3 million, or 25%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in cost of product revenue was primarily driven by fewer product shipments which drove lower hardware costs.
The cost of subscription and services revenue decreased $2.5 million, or 5%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in cost of subscription and services revenue was due to a $1.3 million decrease in personnel costs, $0.8 million decrease in travel and $1.5 million decrease in facility and IT costs, all driven by lower headcount and cost optimizations from our 2016 restructuring activities. Additionally, $0.4 million of the decrease was due to lower amortization of intangible assets, as previously acquired intangibles became fully amortized. These decreases were partially offset by a $1.5 million increase in software costs to support our cloud subscriptions and services.
Gross margin increased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due to an increase in subscription and services margins, partially offset by a decrease in product margins. The decreased product margins were driven by decreased shipments, partially offset by lower costs per unit. The increased subscription and services margins were driven by cost optimizations from our 2016 restructuring activities.
Operating Expenses

	Three Months Ended March 31,
	2017		2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$58,352	33%	$85,983	51%	$(27,631)	(32)%
Sales and marketing	94,880	55	123,028	73	(28,148)	(23)
General and administrative	27,615	16	42,256	25	(14,641)	(35)
Restructuring charges	—	—	1,670	1%	(1,670)	(100)
Total operating expenses	$180,847	104%	$252,937	150%	$(72,090)	(29)%
Includes stock-based compensation expense of:
Research and development	$14,525		$24,430
Sales and marketing	14,015		16,154
General and administrative	7,317		13,215
Total	$35,857		$53,799
Research and Development
Research and development expense decreased $27.6 million, or 32%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was due to a $23.5 million decrease in personnel costs, which includes a $9.9 million decrease in stock-based compensation charges, and a $2.5 million decrease in facility and IT costs, both driven by lower headcount and cost optimizations from our 2016 restructuring activities.

Sales and Marketing
Sales and marketing expense decreased $28.1 million, or 23%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was due to an $18.1 million decrease in personnel costs, which includes a $2.1 million decrease in stock-based compensation charges and a $6.5 million decrease in commissions, as well as a $2.4 million decrease in travel and a $3.2 million decrease in facility and IT costs, all driven by lower headcount and cost optimizations from our 2016 restructuring activities. Additionally, $1.4 million of the decrease was for lower depreciation expense associated with demonstration units.
General and Administrative
General and administrative expense decreased $14.6 million, or 35%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was due to a $7.5 million decrease in personnel costs, which includes a $5.9 million decrease in stock-based compensation charges, driven by lower headcount and cost optimizations from our 2016 restructuring activities. Additionally, $6.0 million of the decrease was for lower legal and other professional service vendor costs, which were higher during the three months ended March 31, 2016 due to the acquisitions of iSIGHT and Invotas.
Restructuring Charges
We incurred no restructuring expenses during the three months ended March 31, 2017. During the three months ended March 31, 2016, we incurred restructuring charges of approximately $1.7 million, which primarily related to employee severance charges and other termination benefits.
Interest Income

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Interest income	$2,032	$1,465	$567	39%
Interest income increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due to a higher rate of return on our investments, partially offset by lower average balances in our cash and cash equivalents and investments.
Interest Expense

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Interest expense	$(12,245)	$(11,809)	$436	4%
Interest expense increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to greater amortization of discount and issuance costs related to our convertible senior notes.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Other income, net	$232	$815	$(583)	(72)%
Other income (expense), net decreased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to lower foreign currency transaction gains.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Provision for (benefit from) income taxes	$1,293	$(10,030)
Effective tax rate	(1.6)%	6.0%
We recorded a tax provision for the three months ended March 31, 2017 compared to a tax benefit for the three months ended March 31, 2016. The change to a tax provision for the three months ended March 31, 2017 was primarily due to the reversal of a valuation allowance in connection with the acquisitions of iSIGHT and Invotas included for the three months ended March 31, 2016, which was not included for the three months ended March 31, 2017. We continue to maintain a full valuation allowance on all of our U.S. deferred tax assets as of March 31, 2017.
Liquidity and Capital Resources

	As of March 31, 2017	As of December 31, 2016
	(In thousands)
Cash and cash equivalents	$163,374	$223,667
Short-term investments	$711,637	$712,058

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash used in operating activities	$(16,952)	$(22,516)
Cash used in investing activities	(8,724)	(197,347)
Cash used in financing activities	(34,617)	(7,126)
Net decrease in cash and cash equivalents	$(60,293)	$(226,989)

As of March 31, 2017, our cash and cash equivalents of $163.4 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $65.7 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2017 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
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
Operating Activities
During the three months ended March 31, 2017, our operating activities used cash of $17.0 million. We incurred a net loss of $83.0 million, which included net non-cash expenses of $81.9 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities used cash of $15.8 million, primarily related to decreases in deferred revenue of $21.3 million and accrued liabilities of $7.9 million, partially offset by cash sourced from a reduction in accounts receivable of $14.6 million.
During the three months ended March 31, 2016, our operating activities provided cash of $22.5 million. We incurred a net loss of $155.9 million, which included net non-cash expenses of $93.4 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities provided cash of $40.0 million, primarily sourced from deferred revenue for $18.0 million, as a result of increases in sales of subscriptions and support and maintenance services, and accounts receivable for $43.1 million, resulting from increased collections, which benefited from the restructuring of programs to incentivize early payment. These sources of cash were partially offset by the use of cash related to current liabilities of $19.2 million, which included the payment of $7.7 million for transaction costs incurred by iSIGHT and Invotas prior to acquisition.
Investing Activities
Cash used in investing activities during the three months ended March 31, 2017 was $8.7 million, primarily for capital expenditures to purchase property and equipment and demonstration units.
Cash used in investing activities during the three months ended March 31, 2016 was $197.3 million, primarily for the acquisitions of iSIGHT and Invotas and, to a lesser extent, capital expenditures to purchase property and equipment and demonstration units, partially offset by net redemptions of short-term investments.
Financing Activities
During the three months ended March 31, 2017, financing activities used $34.6 million in cash, primarily for the contingent earn-out payment related to the acquisition of iSIGHT, as the threat intelligence bookings target was determined to be achieved in February 2017, partially offset by proceeds from the exercise of employee stock options.
During the three months ended March 31, 2016, financing activities used $7.1 million in cash, primarily for the repayment of debt assumed through acquisitions, partially offset by proceeds from the exercise of employee stock options.
Contractual Obligations and Commitments
There have been no significant changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K filed with the SEC on February 24, 2017, except for those disclosed in Note 9 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
There have been no significant changes to any significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on February 24, 2017. See Note 1 Description of Business and Summary of Significant Accounting Policies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q for these changes.
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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at March 31, 2017 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $875.0 million and $935.7 million as of March 31, 2017 and December 31, 2016, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Convertible Senior Notes have fixed interest rates at 1.000% and 1.625%. The fair value of the Convertible Senior Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of March 31, 2017, the fair value of our Convertible Senior Notes was approximately $843.5 million.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred operating losses each year since 2004, including net losses of $83.0 million and $155.9 million during the three months ended March 31, 2017 and 2016, respectively. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for our platform, increased competition, a decrease in the growth or size of the IT security market, particularly the market for solutions that target the next generation of advanced cyber attacks, or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.
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
Our revenue depends significantly on general economic conditions and the demand for products in the IT security market. Economic weakness, customer financial difficulties, and constrained spending on IT security may result in decreased revenue and earnings. Such factors could make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our inventory purchases, contract manufacturer relationships and other costs and expenses. In addition, concerns regarding effects of the recent "Brexit" decision, uncertainties related to changes in public policies such as domestic and international regulations, taxes or international trade agreements as a result of the recent U.S. presidential election, as well as continued budgetary challenges in the United States and Europe and geopolitical turmoil in many parts of the world, have and may continue to put pressure on global economic conditions and overall spending on IT security. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the EU may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our platform.
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
On August 2, 2016, our board of directors approved a restructuring plan and reduction in workforce to reduce operating expenses and align the company’s expense structure with current growth expectations. We recognized restructuring charges of $27.6 million during the year ended December 31, 2016, which consisted of employee severance and other termination benefits associated with a 10% reduction in our workforce, costs to consolidate certain real estate facilities and impairment charges for certain assets. These charges were primarily cash-based, with $21.5 million being paid during 2016. The actions associated with the restructuring plan taken in 2016 are expected to result in annualized savings of at least $80 million. However, there may be adverse consequences related to such actions which include unwanted employee attrition, various charges for severance and severance-related costs and the loss of propriety information and in-house knowledge in connection with the planned reduction in our workforce. This type of restructuring activity may result in business disruptions and may not produce the full efficiency and cost reduction benefits anticipated. Further, the benefits may be realized later than expected and the cost of implementing these measures may be greater than anticipated. If these measures are not successful, we may need to undertake additional cost reduction efforts, which could result in future charges. Moreover, the restructuring plan may cause business disruptions with customers and elsewhere if our cost reduction efforts prove ineffective, and our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including the related charges and the impact of the related workforce reduction, could have a material adverse effect on our business, operating results and financial condition.

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
Our future success is substantially dependent on our ability to attract, retain and motivate the members of our management team and other key employees throughout our organization, including key employees obtained through our acquisitions. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area and the Washington D.C. Area, where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting or retaining qualified personnel to fulfill our current or future needs, and potential changes in U.S. immigration policy may make it difficult to renew or obtain visas for highly skilled personnel that we have hired or are actively recruiting. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our platform. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, including key employees obtained through our acquisitions, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. Also, to the extent we hire employees from mature public companies with significant financial resources, we may be subject to allegations that such employees have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product.
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
Our recently announced changes in our sales leadership may also adversely affect our ability to attract and retain highly skilled employees. In addition, if we fail to integrate a new head of worldwide sales, a new head of EMEA and a new head of Japan, and create effective working relationships among them, other members of management and our sales personnel, our business, financial condition and results of operations could be adversely affected. Moreover, if the sales leadership changes or our workforce reductions have a negative impact on sales productivity or sales execution, our business, financial condition and results of operations could be negatively impacted.
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
Subscription and services revenue accounts for a significant portion of our total revenue, comprising 86% and 80% for the three months ended March 31, 2017 and 2016, respectively. Sales of new or renewal subscription and service contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and subscriptions, the actual or perceived efficacy of our security solutions, the prices of our products and subscriptions, the prices of products and subscriptions offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and service contracts decline, our revenue and revenue growth rate may decline and adversely affect our business. In addition, we recognize subscription and service revenue ratably over the term of the relevant service period, which is generally between one to five years. As a result, much of the subscription and service revenue we report each quarter is derived from subscription and service contracts that we sold in prior quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant decreases in the market acceptance of, or demand for, our subscriptions or services may not be immediately apparent from our results of operations until future periods. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new and renewal subscription contracts must be recognized ratably over the applicable service period. Furthermore, any increases in the average term of subscriptions contracts would result in revenue for those subscription contracts being recognized over longer periods of time.
Reliance on shipments at the end of each quarter could cause our revenue for the applicable period to fall below expected levels.
As a result of customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of sales orders and generated a substantial portion of revenue during the last few weeks and days of each quarter. A significant interruption in our IT systems, which manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management, and trade compliance reviews, or our supply chain could result in delayed order fulfillment and decreased revenue for that quarter. If expected revenue at the end of any quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics or channel partners’ inability to ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review, processing and licensing, or any delays in shipments based on trade compliance requirements (including new compliance requirements imposed by new or renegotiated trade agreements), our revenue for that quarter could fall below our expectations and the estimates of market analysts, which could adversely impact our business and results of operations and cause a decline in the trading price of our common stock.
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
The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Additionally, as we implement the new revenue accounting standard, management will make judgments and assumptions based on its interpretation of the new standard, which may vary from company to company based on the unique facts and circumstances surrounding their business. It is possible that interpretation, industry practice, and guidance may evolve prior to initial adoption of the new standard. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to assets, liabilities, revenue, expenses and related disclosures.
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
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Since the date of our initial public offering, the price of our common stock has ranged from $10.35 to $97.35 through May 1, 2017, and the last reported sale price on May 1, 2017 was $12.48. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

10.1†
Transition Agreement between the Registrant and Michael J. Berry, dated as of February 2, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on February 2, 2017)

10.2†	Outside Director Compensation Policy, as amended and currently in effect
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREEYE, INC.

Dated: May 4, 2017	By:	/s/ Frank E. Verdecanna
Frank E. Verdecanna
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1†
Transition Agreement between the Registrant and Michael J. Berry, dated as of February 2, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on February 2, 2017)

10.2†	Outside Director Compensation Policy, as amended and currently in effect
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement