Form 10-Q
period 2017-06-30
FireEye, Inc.
filed 2017-08-03
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares of the registrant's common stock outstanding as of July 31, 2017 was 182,168,004.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$154,442	$223,667
Short-term investments	716,393	712,058
Accounts receivable, net of allowance for doubtful accounts of $1,975 and $1,590 at June 30, 2017 and December 31, 2016, respectively	109,971	121,150
Inventories	5,837	5,955
Prepaid expenses and other current assets	37,057	25,081
Total current assets	1,023,700	1,087,911
Property and equipment, net	60,122	61,852
Goodwill	978,260	978,260
Intangible assets, net	214,458	244,032
Deposits and other long-term assets	9,003	10,910
TOTAL ASSETS	$2,285,543	$2,382,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,910	$20,269
Accrued and other current liabilities	20,387	22,997
Accrued compensation	50,142	96,004
Deferred revenue, current portion	395,882	397,118
Total current liabilities	494,321	536,388
Convertible senior notes, net	760,546	741,980
Deferred revenue, non-current portion	222,854	256,398
Other long-term liabilities	15,438	7,087
Total liabilities	1,493,159	1,541,853
Commitments and contingencies (NOTE 9)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 182,041 shares and 174,596 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	18	17
Additional paid-in capital	2,787,551	2,682,909
Treasury stock, at cost; 3,333 shares as of June 30, 2017 and December 31, 2016	(150,000)	(150,000)
Accumulated other comprehensive loss	(1,393)	(1,742)
Accumulated deficit	(1,843,792)	(1,690,072)
Total stockholders’ equity	792,384	841,112
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,285,543	$2,382,965
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product	$31,203	$40,776	$54,946	$74,483
Subscription and services	154,269	134,265	304,264	268,524
Total revenue	185,472	175,041	359,210	343,007
Cost of revenue:
Product	14,676	15,959	27,527	33,092
Subscription and services	52,016	51,468	103,770	105,765
Total cost of revenue	66,692	67,427	131,297	138,857
Total gross profit	118,780	107,614	227,913	204,150
Operating expenses:
Research and development	60,747	76,372	119,099	162,355
Sales and marketing	89,630	121,405	184,510	244,433
General and administrative	27,833	33,809	55,448	76,065
Restructuring charges	—	3,537	—	5,207
Total operating expenses	178,210	235,123	359,057	488,060
Operating loss	(59,430)	(127,509)	(131,144)	(283,910)
Interest income	2,168	1,627	4,200	3,092
Interest expense	(12,385)	(11,909)	(24,630)	(23,718)
Other income, net	(120)	(1,191)	112	(376)
Loss before income taxes	(69,767)	(138,982)	(151,462)	(304,912)
Provision for (benefit from) income taxes	965	338	2,258	(9,692)
Net loss attributable to common stockholders	$(70,732)	$(139,320)	$(153,720)	$(295,220)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.86)	$(0.88)	$(1.84)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	176,645	162,045	174,453	160,413
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(70,732)	$(139,320)	$(153,720)	$(295,220)
Change in net unrealized gains on available-for-sale investments, net of tax	26	475	349	2,638
Comprehensive loss	$(70,706)	$(138,845)	$(153,371)	$(292,582)
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(153,720)	$(295,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,773	61,227
Stock-based compensation	83,286	121,547
Non-cash interest expense related to convertible senior notes	18,566	17,669
Change in fair value of contingent earn-out liability	(54)	1,156
Deferred income taxes	251	(11,924)
Other	3,494	2,541
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	10,318	60,108
Inventories	(573)	1,828
Prepaid expenses and other assets	(10,637)	3,408
Accounts payable	3,793	(6,842)
Accrued liabilities	(2,610)	(6,767)
Accrued transaction costs of acquiree	—	(7,727)
Accrued compensation	(6,881)	(14,412)
Deferred revenue	(34,780)	39,366
Other long-term liabilities	8,352	(1,606)
Net cash used in operating activities	(28,422)	(35,648)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(17,312)	(21,078)
Purchases of short-term investments	(222,910)	(241,249)
Proceeds from maturities of short-term investments	213,514	271,599
Proceeds from sales of short-term investments	3,620	4,507
Business acquisitions, net of cash acquired	—	(204,926)
Lease deposits	(144)	(366)
Net cash used in investing activities	(23,232)	(191,513)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt of acquired business	—	(8,842)
Payments for contingent earn-outs	(38,928)	(67)
Payment related to shares withheld for taxes	(590)	(1,124)
Proceeds from employee stock purchase plan	10,764	12,684
Proceeds from exercise of equity awards	11,183	6,401
Net provided by (cash used) in financing activities	(17,571)	9,052
Net change in cash and cash equivalents	(69,225)	(218,109)
Cash and cash equivalents, beginning of period	223,667	402,102
Cash and cash equivalents, end of period	$154,442	$183,993
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,444	$2,937
Cash paid for interest	$6,038	$6,060
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vesting of early exercised stock options	$—	$937
Common stock issued in connection with acquisitions	$—	$41,000
Contingent earn-out in connection with acquisitions	$—	$39,088
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$7,883	$3,958
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year. The balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for annual consolidated financial statements.
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
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three and six months ended June 30, 2017, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
The guidance is effective for us beginning in the first quarter of 2018, with early adoption permitted as of the original effective date of January 1, 2017. We plan to adopt the standard effective January 1, 2018. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The FASB subsequently issued several clarifying standards to address stakeholder questions and implementation issues.
We plan to adopt the standard retrospectively to all prior periods presented. While our ability to apply the requirements retrospectively to all prior periods presented is dependent on system readiness, including software procured from third-party providers, and the completion of our analysis of information necessary to restate prior period financial statements, we remain on schedule and have implemented key system functionality to enable the preparation of restated financial information. We are currently in the process of retrospectively adjusting financial information for fiscal year 2016.
We have reached conclusions on key accounting assessments related to the standard. However, we are finalizing our assessment and quantifying the impacts related to accounting for costs incurred to obtain a contract based on guidance issued by the FASB Transition Resource Group as part of their November 2016 meeting. We will continue to monitor and assess the impact of any changes to the standard and interpretations as they become available.
This standard will have a material impact on our consolidated financial statements and related disclosures. The most significant impact relates to our accounting for intelligence dependent appliance and software license revenue. Revenue related to certain appliances and software licenses not dependent on intelligence, subscription and support offerings, cloud offerings and professional services will remain substantially unchanged. Specifically, under the new standard we will combine intelligence dependent appliances and software licenses with the related intelligence subscription and support as a single performance obligation. As a result, we expect to recognize intelligence dependent appliance and software license revenue ratably over the longer of the life of the related appliance and license or the contractual term, rather than at the time of shipping, when our contracts contain material right of renewal options. For the contracts where the term is less than the life of the appliance and license, the intelligence subscription and support will be recognized ratably over the contractual term with the allocated value of the material right performance obligations being recognized in the period between the end of the contractual term and the useful life. Where our contracts do not contain material right of renewal options, or the contractual term is longer than the useful life, we expect to recognize intelligence dependent appliance and software license revenue ratably over the contractual term. Due to the complexity of certain of our customer contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in some instance from the recognition models noted above. We currently believe appliance and software license revenue will be recognized predominantly over the useful life of the appliance and license as most of our appliance and license offerings are intelligence dependent.
Incremental costs to obtain a contract will be capitalized and amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. Most of our commission expenses and related payroll taxes meet this definition. In determining the amortization period, we are not only taking into consideration the pattern of transfer to which the asset relates, but also the portion of renewal commissions paid that may not be commensurate with the initial commissions paid. Additionally, our appliance related cost of goods sold will be capitalized and amortized on a systematic basis that is consistent with the pattern of transfer to which the asset relates.
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
The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of June 30, 2017				As of December 31, 2016
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$16	$—	$—	$16	$449	$—	$—	$449
Total cash equivalents	16	—	—	16	449	—	—	449
Short-term investments:
Certificates of deposit	—	4,279	—	4,279	—	9,569	—	9,569
Commercial paper	—	7,440	—	7,440	—	29,920	—	29,920
Corporate notes and bonds	—	443,676	—	443,676	—	420,684	—	420,684
U.S. Government agencies	—	260,998	—	260,998	—	251,885	—	251,885
Total short-term investments	—	716,393	—	716,393	—	712,058	—	712,058
Total assets measured at fair value	$16	$716,393	$—	$716,409	$449	$712,058	$—	$712,507
Liabilities
Contingent earn-out	$—	$—	$—	$—	$—	$—	$41,332	$41,332
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$41,332	$41,332
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
The following is a reconciliation of the Level 3 contingent earn-out liability (in thousands):

Amount
Balance as of December 31, 2016	$41,332
Changes in fair value (1)	(54)
Cash payments	(41,278)
Balance as of June 30, 2017	$—
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
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a private company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the six months ended June 30, 2017.
The estimated fair value of the Convertible Senior Notes (as defined in Note 8) as of June 30, 2017 was determined to be $852.2 million, based on quoted market prices. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.
3. Investments
Our investments consisted of the following (in thousands):

	As of June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Short-Term Investment
Certificates of deposit	$4,280	$—	$(1)	$4,279	$4,279
Commercial paper	7,447	1	(8)	7,440	7,440
Corporate notes and bonds	444,371	22	(717)	443,676	443,676
U.S. Government agencies	261,688	—	(690)	260,998	260,998
Total	$717,786	$23	$(1,416)	$716,393	$716,393

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Short-Term Investment
Certificates of deposit	$9,560	$10	$(1)	$9,569	$9,569
Commercial paper	29,929	—	(9)	29,920	29,920
Corporate notes and bonds	421,635	17	(968)	420,684	420,684
U.S. Government agencies	252,676	2	(793)	251,885	251,885
Total	$713,800	$29	$(1,771)	$712,058	$712,058
The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2017
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$720	$—	$199	$(1)	$919	$(1)
Commercial paper	4,950	(8)	—	—	4,950	(8)
Corporate notes and bonds	352,782	(643)	44,489	(74)	397,271	(717)
U.S. Government agencies	244,991	(669)	16,007	(21)	260,998	(690)
Total	$603,443	$(1,320)	$60,695	$(96)	$664,138	$(1,416)

	As of December 31, 2016
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$—	$—	$199	$(1)	$199	$(1)
Commercial paper	24,925	(9)	—	—	24,925	(9)
Corporate notes and bonds	294,818	(889)	99,433	(79)	394,251	(968)
U.S. Government agencies	222,171	(763)	17,657	(30)	239,828	(793)
Total	$541,914	$(1,661)	$117,289	$(110)	$659,203	$(1,771)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of June 30, 2017 and December 31, 2016.
The following table summarizes the contractual maturities of our investments at June 30, 2017 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$369,145	$368,640
Due within one to two years	348,641	347,753
Total	$717,786	$716,393
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
We hold an 11.9% ownership interest in a private company, which is accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the investee. This investment is classified within deposits and other long-term assets on our condensed consolidated balance sheets. The carrying value of this investment was $0.3 million and $0.9 million as of June 30, 2017 and December 31, 2016, respectively.
4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2017	As of December 31, 2016
Computer equipment and software	$156,004	$144,892
Leasehold improvements	48,151	41,796
Furniture and fixtures	14,898	14,499
Machinery and equipment	447	447
Total property and equipment	219,500	201,634
Less: accumulated depreciation	(159,378)	(139,782)
Total property and equipment, net	$60,122	$61,852
Depreciation and amortization expense related to property and equipment and demonstration units during the three months ended June 30, 2017 and 2016 was $11.0 million and $13.1 million, respectively. Depreciation and amortization expense related to property and equipment and demonstration units during the six months ended June 30, 2017 and 2016 was $22.0 million and $27.2 million, respectively.
During the three months ended June 30, 2017 and 2016, we capitalized $3.2 million and $2.3 million, respectively, of software development costs primarily related to our cloud subscription offerings. Amortization expense related to capitalized software development costs during the three months ended June 30, 2017 and 2016 was $1.3 million and $0.5 million, respectively.
During the six months ended June 30, 2017 and 2016, we capitalized $7.9 million and $4.2 million, respectively, of software development costs primarily related to our cloud subscription offerings. Amortization expense related to capitalized software development costs during the six months ended June 30, 2017 and 2016 was $2.1 million and $0.9 million, respectively.
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
Goodwill and Purchased Intangible Assets
There were no changes in the carrying amount of goodwill for the six months ended June 30, 2017.
Purchased intangible assets consisted of the following (in thousands):

	As of June 30, 2017	As of December 31, 2016
Developed technology	$102,593	$102,593
Content	158,700	158,700
Customer relationships	109,800	109,800
Contract backlog	12,500	12,500
Trade names	15,500	15,500
Non-competition agreements	1,400	1,400
Total intangible assets	400,493	400,493
Less: accumulated amortization	(186,035)	(156,461)
Total net intangible assets	$214,458	$244,032
Amortization expense of intangible assets during the three months ended June 30, 2017 and 2016 was $14.8 million and $16.5 million, respectively. Amortization expense of intangible assets during the six months ended June 30, 2017 and 2016 was $29.6 million and $31.7 million, respectively.
The expected future annual amortization expense of intangible assets as of June 30, 2017 is presented below (in thousands):

Years Ending December 31,	Amount
2017 (remaining six months)	$29,544
2018	47,433
2019	45,547
2020	31,171
2021	29,282
2022 and thereafter	31,481
Total	$214,458
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
The following table sets forth a summary of restructuring activities during the six months ended June 30, 2017 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2016	$1,221	$2,246	$3,467
Cash payments	(752)	(818)	(1,570)
Other adjustments	(469)	(56)	(525)
Balance, June 30, 2017	$—	$1,372	$1,372
Other adjustments of negative $0.5 million represent relief of unused benefits, changes in fair value and foreign currency fluctuations.
The remaining restructuring balance of $1.4 million at June 30, 2017 is for non-cancelable lease costs which we expect to pay over the terms of the related obligations through the third quarter of 2024, net of sublease income.

7. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of June 30, 2017	As of December 31, 2016
Product, current	$8,921	$8,924
Subscription and services, current	386,961	388,194
Total deferred revenue, current	395,882	397,118
Product, non-current	4,175	4,748
Subscription and services, non-current	218,679	251,650
Total deferred revenue, non-current	222,854	256,398
Total deferred revenue	$618,736	$653,516

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
The liability and equity components of the Convertible Senior Notes consisted of the following (in thousands):

	As of June 30, 2017		As of December 31, 2016
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$460,000	$460,000	$460,000	$460,000
Less: Convertible senior notes discounts and issuance costs, net of amortization	(64,075)	(95,379)	(74,126)	(103,894)
Net carrying amount	$395,925	$364,621	$385,874	$356,106

Equity component, net of issuance costs	$92,567	$117,834	$92,567	$117,834
The unamortized discounts and issuance costs as of June 30, 2017 will be amortized over a weighted-average remaining period of approximately 4.1 years.
Interest expense for the three and six months ended June 30, 2017 related to the Convertible Senior Notes consisted of the following (in thousands):

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$1,150	$1,869	$2,300	$3,738
Amortization of convertible senior notes discounts and issuance costs	5,058	4,283	10,051	8,515
Total interest expense recognized	$6,208	$6,152	$12,351	$12,253

Effective interest rate on the liability component	6.4%	6.8%	6.4%	6.9%
Interest expense for the three and six months ended June 30, 2016 related to the Convertible Senior Notes consisted of the following (in thousands):

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$1,150	$1,869	$2,300	$3,738
Amortization of convertible senior notes discounts and issuance costs	4,804	4,085	9,547	8,122
Total interest expense recognized	$5,954	$5,954	$11,847	$11,860

Effective interest rate on the liability component	6.4%	6.9%	6.5%	7.0%

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
9. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire on various dates through the year ending December 31, 2027. In August 2016, we entered into a lease agreement for our new corporate headquarters, with payments expected to commence in late 2017. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense, net of sublease income, was $4.4 million and $4.3 million for the three months ended June 30, 2017 and 2016, respectively. Rent expense, net of sublease income, was $8.5 million and $7.9 million for the six months ended June 30, 2017 and 2016, respectively.
The aggregate future non-cancelable minimum rental payments on our operating leases, as of June 30, 2017, are as follows (in thousands):

Years Ending December 31,	Amount
2017 (remaining six months)	$6,995
2018	17,761
2019	13,618
2020	12,804
2021	11,019
2022 and thereafter	39,333
Total	$101,530
Total future non-cancelable minimum rental payments have not been reduced by future minimum sublease rentals totaling $6.9 million.
We are party to letters of credit totaling $3.2 million and $3.1 million as of June 30, 2017 and December 31, 2016, respectively, issued primarily in support of operating leases for several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of June 30, 2017 and December 31, 2016, we had non-cancelable open orders of $12.3 million and $10.2 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of June 30, 2017, we have not accrued any significant costs for such non-cancelable commitments.
Purchase Obligations
As of June 30, 2017, we had approximately $24.1 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In those situations in which we have received delivery of the goods or services as of June 30, 2017 under purchase orders outstanding as of the same date, such amounts are reflected in the condensed consolidated balance sheet as accounts payable or accrued liabilities, and are excluded from the $24.1 million.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through June 30, 2017, there have been no claims under any indemnification provisions.
10. Common Shares Reserved for Issuance
We have 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share authorized, none of which were issued and outstanding as of June 30, 2017 or December 31, 2016.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of June 30, 2017 and December 31, 2016. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.
We had reserved shares of common stock for issuance as follows (in thousands):

	As of June 30, 2017	As of December 31, 2016
Reserved under stock award plans	40,194	38,005
Convertible Senior Notes	15,141	15,141
ESPP	3,636	2,851
Total	58,971	55,997
11. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant's service for so long as such stock remains unvested. Approximately 12.7 million shares and 10.0 million shares of our common stock were reserved for future grants as of June 30, 2017 and December 31, 2016, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of approximately 3.6 million shares and 2.9 million shares of common stock were available for future issuance as of June 30, 2017 and December 31, 2016, respectively, under our ESPP.
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
Stock Option Activity
A summary of the activity for our stock option changes during the reporting period and a summary of information related to options vested and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2016	8,085	$10.7	5.4	$40,304
Exercised	(2,337)	4.79		19,866
Cancelled	(274)	32.67
Balance — June 30, 2017	5,474	$12.13	5.1	$38,620
Options exercisable — June 30, 2017	5,330	$11.60	5.1	$38,346
Restricted Stock Award (RSA) and Restricted Stock Unit (RSU) Activity
A summary of the activity for our restricted common stock, RSAs and RSUs, including those subject to performance conditions, during the reporting period and a summary of information related to unvested restricted common stock, RSAs and RSUs, including those with vesting subject to the achievement of a performance condition, are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2016	19,883	$22.23	1.5	$236,605
Granted	10,686	11.75
Vested	(4,186)	23.26
Cancelled	(4,389)	16.80
Unvested balance — June 30, 2017	21,994	$17.67	1.6	$334,534
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — June 30, 2017	4,340	$16.82	2.0	$66,012
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
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP for the offering periods beginning in May 2017:

	Three and Six Months Ended June 30, 2017	Three and Six Months Ended June 30, 2016
Fair value of common stock	$15.65	$11.15
Risk-free interest rate	1.05% - 1.12%	0.38% - 0.57%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Volatility	51%	61%
Dividend yield	—%	—%
Stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of product revenue	$519	$614	$1,054	$1,281
Cost of subscription and services revenue	6,873	7,653	14,370	17,254
Research and development	14,057	19,025	28,582	43,455
Sales and marketing	10,219	17,606	24,234	33,760
General and administrative	7,729	12,410	15,046	25,625
Total	$39,397	$57,308	$83,286	$121,375
As of June 30, 2017, total compensation cost related to stock-based awards not yet recognized was $299.0 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.3 years.
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
We recognized a provision for income taxes of $1.0 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively. The increase in tax provision during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 is primarily due to the reversal of a valuation allowance in connection with a change in intangible asset values for the acquisition of iSIGHT in the three months ended June 30, 2016.
We recognized a provision for income taxes of $2.3 million during the six months ended June 30, 2017 and a benefit from income taxes of $9.7 million during the six months ended June 30, 2016. The change to a provision for income taxes during the six months ended June 30, 2017 from a benefit from income taxes during the six months ended June 30, 2016 was primarily due to the reversal of a valuation allowance in connection with the acquisitions of iSIGHT and Invotas included in the six months ended June 30, 2016, which was not included for the six months ended June 30, 2017.
13. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and warrants. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for the three and six months ended June 30, 2017 and 2016, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(70,732)	$(139,320)	$(153,720)	$(295,220)
Denominator:
Weighted average number of shares outstanding—basic and diluted	176,645	162,045	174,453	160,413
Net loss per share—basic and diluted	$(0.40)	$(0.86)	$(0.88)	$(1.84)
The following outstanding options and unvested shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2017	2016
Options to purchase common stock	5,474	9,802
Unvested early exercised common shares	—	373
Unvested restricted stock awards and units	21,994	22,194
Convertible senior notes	15,141	15,141
ESPP shares	210	306
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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
United States	$124,506	$121,031	$239,510	$236,883
EMEA	25,901	23,965	51,222	48,407
APAC	26,593	23,380	52,446	45,203
Other	8,472	6,665	16,032	12,514
Total revenue	$185,472	$175,041	$359,210	$343,007

Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of June 30, 2017	As of December 31, 2016
Property and Equipment, net:
United States	$45,319	$43,214
International	14,803	18,638
Total property and equipment, net	$60,122	$61,852
For the three months ended June 30, 2017 and 2016, one distributor represented 20% and 21%, respectively, and one reseller represented 12%, for each period, of the Company's total revenue. For each of the six months ended June 30, 2017 and 2016, one distributor represented 19%, and one reseller represented 12%, of the Company's total revenue. As of June 30, 2017 and December 31, 2016, no customer represented 10% or more of the Company's net accounts receivable balance.

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
We require customers to purchase a subscription to our DTI cloud and support and maintenance services when they purchase any of our appliance-based detection and prevention products. Our customers generally purchase these subscriptions and services for a one or three year term, and revenue from such subscriptions is recognized ratably over the subscription period. Sales of these subscriptions and support services initially increase our deferred revenue, which totaled $618.7 million and $653.5 million as of June 30, 2017 and December 31, 2016, respectively. Amortization of this deferred revenue has contributed to the increase in our subscription and services revenue as a percentage of total revenue. For the three months ended June 30, 2017 and 2016, subscription and services revenue as a percentage of total revenue was 83% and 77%, respectively. For the six months ended June 30, 2017 and 2016, subscription and services revenue as a percentage of total revenue was 85% and 78%, respectively. While most of the growth in our subscription and services revenue during such periods relates to the amortization of the initial subscription and services agreements, renewals of such agreements have also supported this growth. Our renewal rate for subscriptions and support expiring in the 12 months ended June 30, 2017 was approximately 90%, and we expect to maintain high renewal rates in the future due to the significant value we believe these subscriptions and support add to the efficacy of our product portfolio.
Beyond the product and attached threat intelligence subscriptions and support and maintenance services, we offer several security-as-a-service offerings, including Cloud MVX, ETP, TAP, FireEye-as-a-Service and our newly introduced FireEye Helix platform. Revenue from these security-as-a-service subscriptions is recognized ratably over the subscription term, which is typically one to three years. We also offer professional services, including incident response and other security consulting services, for our customers who have experienced a cybersecurity breach or require assistance assessing the resilience of their networks. Revenue from these professional services is recognized as the services are delivered.
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

	Three Months Ended or As of		Six Months Ended or As of
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Product revenue	$31,203	$40,776	$54,946	$74,483
Subscription and services revenue	154,269	134,265	304,264	268,524
Total revenue	$185,472	$175,041	$359,210	$343,007
Year-over-year percentage increase	6%	19%	5%	26%
Gross margin percentage	64%	61%	63%	60%
Deferred revenue, current	$395,882	$342,527	$395,882	$342,527
Deferred revenue, non-current	$222,854	$244,924	$222,854	$244,924
Billings (non-GAAP)	$172,023	$196,410	$324,430	$382,373
Net cash used in operating activities	$(11,470)	$(13,132)	$(28,422)	$(35,648)
Free cash flow (non-GAAP)	$(20,299)	$(19,953)	$(45,734)	$(56,726)
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
Billings. Billings are a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles, or GAAP, plus the change in deferred revenue from the beginning to the end of the period, excluding deferred revenue assumed through acquisitions. We consider billings to be a useful metric for management and investors, as a supplement to the corresponding GAAP measure, because billings drive deferred revenue, which is an important indicator of the health and visibility of trends in our business, and represent a significant percentage of future revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may define billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. For the six months ended June 30, 2016, billings exclude $21.1 million of deferred revenue assumed in connection with our acquisitions. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenue	$185,472	$175,041	$359,210	$343,007
Add: Deferred revenue, end of period	618,736	587,451	618,736	587,451
Less: Deferred revenue, beginning of period	632,185	566,082	653,516	526,998
Less: Deferred revenue assumed through acquisitions	—	—	—	21,087
Billings (non-GAAP)	$172,023	$196,410	$324,430	$382,373
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net cash used in operating activities	$(11,470)	$(13,132)	$(28,422)	$(35,648)
Less: purchase of property and equipment and demonstration units	8,829	6,821	17,312	21,078
Free cash flow (non-GAAP)	$(20,299)	$(19,953)	$(45,734)	$(56,726)
Net cash provided by (used in) investing activities	$(14,508)	$5,834	$(23,232)	$(191,513)
Net cash provided by (used in) financing activities	$17,046	$16,178	$(17,571)	$9,052
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
We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. We calculate our renewal rate by dividing the number of renewing customers who were due for renewal in any rolling 12 month period by the number of customers who were due for renewal in that rolling 12 month period. Our renewal rate for subscriptions and support expiring in the 12 months ended June 30, 2017 was approximately 90%. These high renewal rates are primarily attributable to the incremental value added to our appliances by our cloud subscriptions, support and maintenance services and other professional services. As cloud subscriptions, support and maintenance services and other professional services represented 83% and 77% of our total revenue during the three months ended June 30, 2017 and 2016, respectively, and 85% and 78% of our total revenue during the six months ended June 30, 2017 and 2016, respectively, we believe our ability to maintain high renewal rates for these subscriptions and services will have a material impact on our future financial performance.
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

	Three Months Ended June 30,
	2017		2016
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars In thousands)
Revenue:
Product	$31,203	17%	$40,776	23%
Subscription and services	154,269	83	134,265	77
Total revenue	185,472	100	175,041	100
Cost of revenue:
Product	14,676	8	15,959	9
Subscription and services	52,016	28	51,468	30
Total cost of revenue	66,692	36	67,427	39
Total gross profit	118,780	64	107,614	61
Operating expenses:
Research and development	60,747	33	76,372	44
Sales and marketing	89,630	48	121,405	69
General and administrative	27,833	15	33,809	19
Restructuring charges	—	—	3,537	2
Total operating expenses	178,210	96	235,123	134
Operating loss	(59,430)	(32)	(127,509)	(73)
Interest income	2,168	1	1,627	1
Interest expense	(12,385)	(7)	(11,909)	(7)
Other expense, net	(120)	—	(1,191)	(1)
Loss before income taxes	(69,767)	(38)	(138,982)	(80)
Provision for income taxes	965	—	338	—
Net loss attributable to common stockholders	$(70,732)	(38)%	$(139,320)	(80)%

	Six Months Ended June 30,
	2017		2016
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars In thousands)
Revenue:
Product	$54,946	15%	$74,483	22%
Subscription and services	304,264	85	268,524	78
Total revenue	359,210	100	343,007	100
Cost of revenue:
Product	27,527	8	33,092	9
Subscription and services	103,770	29	105,765	31
Total cost of revenue	131,297	37	138,857	40
Total gross profit	227,913	63	204,150	60
Operating expenses:
Research and development	119,099	33	162,355	48
Sales and marketing	184,510	51	244,433	71
General and administrative	55,448	16	76,065	22
Restructuring charges	—	—	5,207	2
Total operating expenses	359,057	100	488,060	143
Operating loss	(131,144)	(37)	(283,910)	(83)
Interest income	4,200	1	3,092	1
Interest expense	(24,630)	(6)	(23,718)	(7)
Other income (expense), net	112	—	(376)	—
Loss before income taxes	(151,462)	(42)	(304,912)	(89)
Provision for (benefit from) income taxes	2,258	1	(9,692)	(3)
Net loss attributable to common stockholders	$(153,720)	(43)%	$(295,220)	(86)%

Comparison of the Three Months Ended June 30, 2017 and 2016
Revenue

	Three Months Ended June 30,
	2017		2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$31,203	17%	$40,776	23%	$(9,573)	(23)%
Subscription and services	154,269	83	134,265	77	20,004	15
Total revenue	$185,472	100%	$175,041	100%	$10,431	6%
Subscription and services by type:
Product subscription	$86,341	47%	$76,348	44%	$9,993	13%
Support and maintenance	34,190	18	29,667	17	4,523	15
Professional services	33,738	18	28,250	16	5,488	19
Total subscription and services revenue	$154,269	83%	$134,265	77%	$20,004	15%
Revenue by geographic region:
United States	$124,506	67%	$121,031	69%	$3,475	3%
EMEA	25,901	14	23,965	14	1,936	8
APAC	26,593	14	23,380	13	3,213	14
Other	8,472	5	6,665	4	1,807	27
Total revenue	$185,472	100%	$175,041	100%	$10,431	6%
Product revenue decreased by $9.6 million, or 23%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in product revenue was primarily due to a shift in customer buying preferences away from on premise appliance-based solutions to cloud-based and cloud-enabled subscriptions, including security delivered as a service. As a result, revenue from sales of our threat prevention appliances has declined as revenue from our cloud-based solutions has increased. Our NX Series of security appliances continued to account for the largest portion of our product revenue. This reflects the fact that customers who purchase our product portfolio generally purchase more NX Series appliances than our other appliances, as their networks typically have more Web entry points than email or file entry points to protect. We expect product revenue to decline as part of this ongoing transition from on premise appliance-based solutions to cloud-based and cloud-enabled subscriptions, such as our newly introduced FireEye Helix platform.
Subscription and services revenue increased by $20.0 million, or 15%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This increase was comprised of subscription revenue of $10.0 million, support and maintenance revenue of $4.5 million and professional services revenue of $5.5 million. The increases in subscription revenue of $10.0 million and support and maintenance revenue of $4.5 million were primarily due to an increase in initial customer purchases of $1.6 million and the amortization of deferred subscription and support revenue related to renewals of $12.9 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. We expect a continued transition of customers from product sales to our cloud subscriptions. Given our high renewal rate, we expect revenue from the amortization of deferred subscription and support related to renewals to increase as a percentage of our total subscription and support revenue. Our renewal rate for subscription and support agreements expiring in the 12 months ended June 30, 2017 was approximately 90%.
Our international revenue increased $7.0 million, or 13%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, which reflects our increasing international market presence.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2017		2016		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$14,676		$15,959		$(1,283)	(8)%
Subscription and services	52,016		51,468		548	1
Total cost of revenue	$66,692		$67,427		$(735)	(1)%
Gross margin:
Product		53%		61%
Subscription and services		66%		62%
Total gross margin		64%		61%
The cost of product revenue decreased $1.3 million, or 8%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in cost of product revenue was primarily due to lower logistics costs driven by fewer product shipments and reduced write-offs related to service inventory.
The cost of subscription and services revenue increased $0.5 million, or 1%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in cost of subscription and services revenue was primarily due to a $1.2 million increase in personnel costs, a $1.3 million increase in software costs to support our cloud subscriptions and services, a $0.6 million increase in depreciation and a $0.3 million increase in data center charges. These costs were partially offset by a $1.7 million decrease in facility and IT costs and a $1.2 million decrease in the amortization of intangible assets.
Gross margin increased during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due to an increase in subscription and services margins, partially offset by a decrease in product margins. The decreased product margins were driven by the mix of products sold, as the shipment of units with a lower average cost per unit decreased greater than those at a higher average cost per unit. The increased subscription and services margins were driven by cost optimizations from our 2016 restructuring activities and lower amortization of intangible assets.
Operating Expenses

	Three Months Ended June 30,
	2017		2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$60,747	33%	$76,372	44%	$(15,625)	(20)%
Sales and marketing	89,630	48	121,405	69	(31,775)	(26)
General and administrative	27,833	15	33,809	19	(5,976)	(18)
Restructuring charges	—	—	3,537	2	(3,537)	(100)
Total operating expenses	$178,210	96%	$235,123	134%	$(56,913)	(24)%
Includes stock-based compensation expense of:
Research and development	$14,057		$19,025
Sales and marketing	10,219		17,606
General and administrative	7,729		12,410
Total	$32,005		$49,041
Research and Development
Research and development expense decreased $15.6 million, or 20%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was primarily due to a $13.8 million decrease in personnel costs, which includes a $5.0 million decrease in stock-based compensation charges, and a $1.7 million decrease in facility and IT costs, both driven by lower headcount and cost optimizations from our 2016 restructuring activities.

Sales and Marketing
Sales and marketing expense decreased $31.8 million, or 26%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was primarily due to a $23.6 million decrease in personnel costs, which includes a $7.4 million decrease in stock-based compensation charges and a $6.5 million decrease in commissions, as well as a $1.4 million decrease in travel, a $2.8 million decrease in facility and IT costs, a $0.7 million decrease in temporary consultants and a $0.7 million decrease in marketing programs, all driven by lower headcount, lower billings, and cost optimizations from our 2016 restructuring activities. Additionally, $1.3 million of the decrease was for lower depreciation expense associated with demonstration units.
General and Administrative
General and administrative expense decreased $6.0 million, or 18%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was primarily due to a $6.1 million decrease in personnel costs, which includes a $4.7 million decrease in stock-based compensation charges, as well as a $0.4 million decrease in facility and IT costs, all driven by lower headcount and cost optimizations from our 2016 restructuring activities. Additionally, we recognized a charge of $1.3 million for the change in fair value of the contingent earn-out liability in the three months ended June 30, 2016 that was not recurring. These costs were partially offset by an increase in legal fees of $2.5 million.
Restructuring Charges
We incurred no restructuring expenses during the three months ended June 30, 2017. During the three months ended June 30, 2016, we incurred restructuring charges of approximately $3.5 million, which primarily related to employee severance charges and other termination benefits.
Interest Income

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Interest income	$2,168	$1,627	$541	33%
Interest income increased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due to a higher rate of return on our investments, partially offset by lower average balances in our cash and cash equivalents and investments.
Interest Expense

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Interest expense	$(12,385)	$(11,909)	$476	4%
Interest expense increased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to greater amortization of discount and issuance costs related to our convertible senior notes.
Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Other expense, net	$(120)	$(1,191)	$(1,071)	(90)%
Other expense, net decreased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to foreign currency transaction losses in the prior year compared to gains in the current year.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Provision for income taxes	$965	$338
Effective tax rate	(1.4)%	(0.2)%
Provision for income taxes increased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to the reversal of a valuation allowance in connection with a change in intangible asset values for the acquisition of iSIGHT in the three months ended June 30, 2016. We continue to maintain a full valuation allowance on all of our U.S. deferred tax assets as of June 30, 2017.
Comparison of the Six Months Ended June 30, 2017 and 2016
Revenue

	Six Months Ended June 30,
	2017		2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$54,946	15%	$74,483	22%	$(19,537)	(26)%
Subscription and services	304,264	85	268,524	78	35,740	13
Total revenue	$359,210	100%	$343,007	100%	$16,203	5%
Subscription and services by type:
Product subscription	$173,395	48%	$150,511	44%	$22,884	15%
Support and maintenance	67,397	19	58,080	17	9,317	16
Professional services	63,472	18	59,933	17	3,539	6
Total subscription and services revenue	$304,264	85%	$268,524	78%	$35,740	13%
Revenue by geographic region:
United States	$239,510	67%	$236,883	69%	$2,627	1%
EMEA	51,222	14	48,407	14	2,815	6
APAC	52,446	15	45,203	13	7,243	16
Other	16,032	4	12,514	4	3,518	28
Total revenue	$359,210	100%	$343,007	100%	$16,203	5%
Product revenue decreased by $19.5 million, or 26%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in product revenue was primarily due to a shift in customer buying preferences away from on premise appliance-based solutions to cloud-based and cloud-enabled subscriptions, including security delivered as a service. As a result, revenue from sales of our threat prevention appliances has declined as revenue from our cloud-based solutions has increased. Our NX Series of security appliances continued to account for the largest portion of our product revenue. This reflects the fact that customers who purchase our product portfolio generally purchase more NX Series appliances than our other appliances, as their networks typically have more Web entry points than email or file entry points to protect. We expect product revenue growth rates to continue to decline as part of this ongoing transition from on premise appliance-based solutions to cloud-based and cloud-enabled subscriptions, such as our newly introduced FireEye Helix platform.
Subscription and services revenue increased by $35.7 million, or 13%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This increase was comprised of subscription revenue of $22.9 million, support and maintenance revenue of $9.3 million and professional services revenue of $3.5 million. The increase in subscription revenue of $22.9 million and the increase in support and maintenance revenue of $9.3 million were primarily due to an increase in initial customer purchases of $7.2 million and an increase in the amortization of deferred subscription and support revenue related to renewals of $25.0 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. We expect a continued transition of customers from product sales to our cloud subscriptions. Given our high renewal rate, we expect revenue from the amortization of deferred subscription and support related to renewals to increase as a percentage of our total subscription and support revenue. Our renewal rate for subscription and support agreements expiring in the 12 months ended June 30, 2017 was approximately 90%.
Our international revenue increased $13.6 million, or 13%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, which reflects our increasing international market presence.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2017		2016		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$27,527		$33,092		$(5,565)	(17)%
Subscription and services	103,770		105,765		(1,995)	(2)
Total cost of revenue	$131,297		$138,857		$(7,560)	(5)%
Gross margin:
Product		50%		56%
Subscription and services		66%		61%
Total gross margin		63%		60%
The cost of product revenue decreased $5.6 million, or 17%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in cost of product revenue was primarily due to fewer product shipments which drove lower hardware costs, as well as lower per unit costs during the six months ended June 30, 2017.
The cost of subscription and services revenue decreased $2.0 million, or 2%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. As personnel costs were relatively flat, the decrease in cost of subscription and services revenue was primarily due to a $3.2 million decrease in facility and IT costs, a $1.5 million decrease in the amortization of intangible assets, and a $1.1 million decrease in travel costs. These costs were partially offset by higher software costs of $2.8 million and greater depreciation expense of $1.0 million.
Gross margin increased during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due to an increase in subscription and services margins, partially offset by a decrease in product margins. The decreased product margins were driven by the mix of products sold, as the shipment of units with a lower average cost per unit decreased greater than those at a higher average cost per unit. The increased subscription and services margins were driven by cost optimizations from our 2016 restructuring activities and lower amortization of intangible assets.
Operating Expenses

	Six Months Ended June 30,
	2017		2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$119,099	33%	$162,355	48%	$(43,256)	(27)%
Sales and marketing	184,510	51	244,433	71	(59,923)	(25)
General and administrative	55,448	16	76,065	22	(20,617)	(27)
Restructuring charges	—	—	5,207	2%	(5,207)	(100)
Total operating expenses	$359,057	100%	$488,060	143%	$(129,003)	(26)%
Includes stock-based compensation expense of:
Research and development	$28,582		$43,455
Sales and marketing	24,234		33,760
General and administrative	15,046		25,625
Total	$67,862		$102,840

Research and Development
Research and development expense decreased $43.3 million, or 27%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was primarily due to a $37.4 million decrease in personnel costs, which includes a $14.9 million decrease in stock-based compensation charges, and a $4.2 million decrease in facility and IT costs, both driven by lower headcount and cost optimizations from our 2016 restructuring activities.
Sales and Marketing
Sales and marketing expense decreased $59.9 million, or 25%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was primarily due to a $40.3 million decrease in personnel costs, which includes a $9.5 million decrease in stock-based compensation charges and a $13.1 million decrease in commissions, as well as a $3.9 million decrease in travel, a $6.0 million decrease in facility and IT costs, a $1.3 million decrease in temporary consultants and a $1.1 million decrease in marketing programs, all driven by lower headcount, lower billings, and cost optimizations from our 2016 restructuring activities. Additionally, $2.7 million of the decrease was for lower depreciation expense associated with demonstration units.
General and Administrative
General and administrative expense decreased $20.6 million, or 27%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was primarily due to a $13.7 million decrease in personnel costs, which includes a $10.6 million decrease in stock-based compensation charges, and a $0.8 million decrease in facility and IT costs, both driven by lower headcount and cost optimizations from our 2016 restructuring activities. Additionally, $2.6 million of the decrease was for lower professional service vendor costs as we had no acquisition-related charges during the six months ended June 30, 2017, and $1.3 million of the decrease was for a charge related to the change in fair value of the contingent earn-out liability recognized in the three months ended June 30, 2016 that was not recurring.
Restructuring Charges
We incurred no restructuring expenses during the six months ended June 30, 2017. During the six months ended June 30, 2016, we incurred restructuring charges of approximately $5.2 million, which primarily related to employee severance charges and other termination benefits.
Interest Income

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Interest income	$4,200	$3,092	$1,108	36%
Interest income increased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due to a higher rate of return on our investments, partially offset by lower average balances in our cash and cash equivalents and investments.
Interest Expense

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Interest expense	$(24,630)	$(23,718)	$912	4%
Interest expense increased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to greater amortization of discount and issuance costs on our Convertible Senior Notes.
Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Other income (expense), net	$112	$(376)	$(488)	(130)%

The change in other income (expense), net to income for the six months ended June 30, 2017 from expense for the six months ended June 30, 2016, is primarily due to greater foreign currency transaction gains in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Provision for (benefit from) income taxes	$2,258	$(9,692)
Effective tax rate	(1.5)%	3.2%
The change to a provision for income taxes during the six months ended June 30, 2017 from a benefit from income taxes during the six months ended June 30, 2016 was primarily due to the reversal of a valuation allowance in connection with the acquisitions of iSIGHT and Invotas included in the six months ended June 30, 2016, which was not included for the six months ended June 30, 2017. We continue to maintain a full valuation allowance on all of our U.S. deferred tax assets as of June 30, 2017.
Liquidity and Capital Resources

	As of June 30, 2017	As of December 31, 2016
	(In thousands)
Cash and cash equivalents	$154,442	$223,667
Short-term investments	$716,393	$712,058

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash used in operating activities	$(28,422)	$(35,648)
Cash used in investing activities	(23,232)	(191,513)
Cash provided by (used in) financing activities	(17,571)	9,052
Net decrease in cash and cash equivalents	$(69,225)	$(218,109)

As of June 30, 2017, our cash and cash equivalents of $154.4 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $56.5 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2017 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
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
Operating Activities
During the six months ended June 30, 2017, our operating activities used cash of $28.4 million. We incurred a net loss of $153.7 million, which included net non-cash expenses of $158.3 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible senior notes. Our net change in operating assets and liabilities used cash of $33.0 million, primarily related to decreases in deferred revenue of $34.8 million and prepaid expenses of $10.6 million, partially offset by cash sourced from a reduction in accounts receivable of $10.3 million.
During the six months ended June 30, 2016, our operating activities used cash of $35.6 million. We incurred a net loss of $295.2 million, which included net non-cash expenses of $192.2 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities provided cash of $67.4 million, primarily sourced from accounts receivable for $60.1 million, resulting from increased collections, which benefited from the restructuring of programs to incentivize early payment, and sourced from deferred revenue for $39.4 million, as a result of increases in sales of subscriptions and support and maintenance services. These sources of cash were partially offset by the use of cash related to current liabilities of $35.7 million, which included the payment of $7.7 million for transaction costs incurred by iSIGHT and Invotas prior to acquisition.
Investing Activities
Cash used in investing activities during the six months ended June 30, 2017 was $23.2 million, primarily for capital expenditures to purchase property and equipment and demonstration units of $17.3 million and net purchases of short-term investments.
Cash used in investing activities during the six months ended June 30, 2016 was $191.5 million, primarily for the acquisitions of iSIGHT and Invotas and, to a lesser extent, capital expenditures to purchase property and equipment and demonstration units of $21.1 million, partially offset by net redemptions of short-term investments.
Financing Activities
During the six months ended June 30, 2017, financing activities used $17.6 million in cash, primarily for the contingent earn-out payment related to the acquisition of iSIGHT, as the threat intelligence bookings target was determined to be achieved in February 2017, partially offset by proceeds from employee purchases of shares under the 2013 Employee Stock Purchase Plan ("ESPP") and exercises of employee stock options.
During the six months ended June 30, 2016, financing activities provided $9.1 million in cash, primarily due to proceeds from employee purchases of shares under the ESPP and exercises of employee stock options, partially offset by the repayment of debt assumed through acquisitions.
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
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at June 30, 2017 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $870.8 million and $935.7 million as of June 30, 2017 and December 31, 2016, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Convertible Senior Notes have fixed interest rates at 1.000% and 1.625%. The fair value of the Convertible Senior Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of June 30, 2017, the fair value of our Convertible Senior Notes was approximately $852.2 million.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred operating losses each year since 2004, including net losses of $70.7 million and $139.3 million during the three months ended June 30, 2017 and 2016, respectively, and net losses of $153.7 million and $295.2 million during the six months ended June 30, 2017 and 2016, respectively. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for our platform, increased competition, a decrease in the growth or size of the IT security market, particularly the market for solutions that target the next generation of advanced cyber attacks, or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

In addition, we may have difficulty achieving profitability under U.S. GAAP, due to stock-based compensation, intangibles amortization and other non-cash charges.
We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.
The market for security products and services is intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards, threat vectors and frequent new product introductions and improvements. We anticipate continued challenges from current competitors, which in many cases are more established and enjoy greater resources than us, as well as by new entrants into the industry. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in our growth rate or revenue that could adversely affect our business and results of operations.
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
Furthermore, our products and services may fail to detect or prevent malware, ransomware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our products and services to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our clients and the sophistication of malware, viruses and other threats. In addition, from time to time, firms test our products against other security products. Our products may fail to detect or prevent threats in any particular test for a number of reasons, including misconfiguration. To the extent potential customers, industry analysts or testing firms believe that the occurrence of a failure to detect or prevent any particular threat is a flaw or indicates that our products or services do not provide significant value, our reputation and business could be harmed. Failure to keep pace with technological changes in the IT security industry and changes in the threat landscape could adversely affect our ability to protect against security breaches and could cause us to lose customers. In addition, in the event that a customer suffers a cyber attack, we could be subject to claims based on a misunderstanding of the scope of our contractual warranties or the protection afforded by the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002, or the SAFETY Act.
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
Our revenue depends significantly on general economic conditions and the demand for products in the IT security market. Economic weakness, customer financial difficulties, and constrained spending on IT security may result in decreased revenue and earnings. Such factors could make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our inventory purchases, contract manufacturer relationships and other costs and expenses. In addition, concerns regarding effects of the "Brexit" decision, uncertainties related to changes in public policies such as domestic and international regulations, taxes or international trade agreements as a result of the recent U.S. presidential election, as well as continued budgetary challenges in the United States and Europe and geopolitical turmoil in many parts of the world, have and may continue to put pressure on global economic conditions and overall spending on IT security. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the EU may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our platform.
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

Past and future acquisitions and investments could disrupt our business and harm our financial condition and operating results.
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
Actions that we have taken, or may elect to take in the future, to restructure our business to better align with our business model transition strategy may be costly and may not be as effective as anticipated.
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
In February 2017, we announced the resignations of our former Executive Chairman of the Board and former Chief Financial Officer and Chief Operating Officer, the appointment of our new Chief Financial Officer, and other recent leadership appointments. Leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. Our success depends in part on having a successful leadership team. If we cannot effectively manage the leadership transitions and management changes, it could make it more difficult to successfully operate our business and pursue our business goals.
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
Our future success depends, in part, on our ability to expand the deployment of our platform with existing customers by selling them additional products, subscriptions and services, such as our newly introduced FireEye Helix platform. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional products, subscriptions and services depends on a number of factors, including the perceived need for additional IT security, general economic conditions, and our customers' satisfaction with our existing solutions they have previously purchased. If our efforts to sell additional products, subscriptions and services to our customers are not successful, our business may suffer.
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
Subscription and services revenue accounts for a significant portion of our total revenue, comprising 83% and 77% for the three months ended June 30, 2017 and 2016, respectively, and comprising 85% and 78% for the six months ended June 30, 2017 and 2016, respectively. Sales of new or renewal subscription and service contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and subscriptions, the actual or perceived efficacy of our security solutions, the prices of our products and subscriptions, the prices of products and subscriptions offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and service contracts decline, our revenue and revenue growth rate may decline and adversely affect our business. In addition, we recognize subscription and service revenue ratably over the term of the relevant service period, which is generally between one to five years. As a result, much of the subscription and service revenue we report each quarter is derived from subscription and service contracts that we sold in prior quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant decreases in the market acceptance of, or demand for, our subscriptions or services may not be immediately apparent from our results of operations until future periods. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new and renewal subscription contracts must be recognized ratably over the applicable service period. Furthermore, any increases in the average term of subscriptions contracts would result in revenue for those subscription contracts being recognized over longer periods of time.
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
We have identified a number of new products and enhancements to our platform that we believe are important to our continued success in the IT security market, including recent enhancements to our endpoint solution and newly introduced FireEye Helix platform. There can be no assurance that we will be successful in developing and marketing, on a timely basis, such new products or enhancements or that our new products or enhancements will adequately address the changing needs of the marketplace. In addition, some of our new products and enhancements may require us to develop new hardware architectures that involve complex, expensive and time-consuming research and development processes. Although the market expects rapid introduction of new products and enhancements to respond to new threats, the development of these products and enhancements is difficult and the timetable for commercial release and availability is uncertain, as there can be significant time lags between initial beta releases and the commercial availability of new products and enhancements. We may experience unanticipated delays in the availability of new products and enhancements to our platform and fail to meet customer expectations with respect to the timing of such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our customers by developing, releasing and making available on a timely basis new products and enhancements to our platform, such as recent enhancements to our endpoint solution and newly introduced FireEye Helix platform, that can adequately respond to advanced threats and our customers’ needs, our competitive position and business prospects will be harmed. Furthermore, from time to time, we or our competitors may announce new products with capabilities or technologies that could have the potential to replace or shorten the life cycles of our existing products. There can be no assurance that announcements of new products will not cause customers to defer purchasing our existing products.
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
Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. As we face increasing competition and gain an increasingly higher profile, the possibility of intellectual property rights claims against us grows. From time to time, third parties have asserted, and we expect that third parties will continue to assert, claims of infringement of intellectual property rights against us. For example, we are currently a party to a suit alleging, among other things, patent infringement, which was stayed for several years, but is now moving forward. Other security companies have paid amounts to the same plaintiff to license some of the patents asserted against us. Third parties may in the future also assert claims against our customers or channel partners, whom our standard license and other agreements obligate us to indemnify against claims that our products infringe the intellectual property rights of third parties. While we intend to increase the size of our patent portfolio, many of our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. In addition, future litigation may involve patent holding companies or other patent owners who have no relevant product offerings or revenue and against whom our own patents may therefore provide little or no deterrence or protection. Any claim of intellectual property infringement by a third party, even a claim without merit, could cause us to incur substantial costs defending against such claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by the discovery process.
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the recently adopted European Union General Data Protection Regulation imposes more stringent data protection requirements, and provides for greater penalties for noncompliance. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our operations, financial performance and business. Evolving and changing definitions of personal data and personal information within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting technology alliance partners that may involve the sharing of data. Even the perception of privacy concerns, whether or not valid, may harm our reputation, inhibit adoption of our products by current and future customers, or adversely impact our ability to attract and retain workforce talent.
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
For example, with regard to transfers of personal data from our European customers and employees to the U.S., we have historically relied on compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to by the U.S. Department of Commerce, and the EU and Switzerland, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S. In a ruling by the EU Court of Justice in Case C-362/14 (Schrems v. Data Protection Commissioner), the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with restrictions under EU law regarding the transfer of personal data outside of the EEA. EU and U.S. political authorities reached political agreement in February 2016 regarding the U.S.-EU Privacy Shield, which would provide a new mechanism for companies to transfer EU personal data to the United States. Although the U.S.-EU Privacy Shield was granted an adequacy decision by the EU College of Commissioners on July 12, 2016, and became available to U.S. companies on August 1, 2016, it has been challenged and may be suspended or invalidated. It is uncertain that the U.S.-EU Privacy Shield will continue to remain intact and serve as an appropriate means for us to meet EU requirements for personal data transfers from the EEA to the United States. In particular, it is unclear whether the new Administration may pursue changes to, or withdrawal from, the U.S.-EU Privacy Shield Framework. Policy positions and executive orders of President Trump may cause European officials to pursue changes to, or withdrawal from, the U.S.-EU Privacy Shield. The invalidation of the U.S.-EU Safe Harbor or subsequent developments in the legal landscape affecting the transfer of personal data from the EEA may cause us to find it necessary or desirable to modify our data handling practices, and may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results.
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
The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	a substantial portion of our cash flows from operations in the future may be required for the payment of the principal amount of our existing indebtedness when it becomes due; and

•	we may elect to make cash payments upon any conversion of the convertible notes, which would reduce our cash on hand.
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
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Since the date of our initial public offering, the price of our common stock has ranged from $10.35 to $97.35 through July 31, 2017, and the last reported sale price on July 31, 2017 was $14.63. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

FIREEYE, INC.

Dated: August 3, 2017	By:	/s/ Frank E. Verdecanna
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