Form 10-Q
period 2017-09-30
FireEye, Inc.
filed 2017-11-02
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares of the registrant's common stock outstanding as of October 31, 2017 was 184,587,980.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$160,807	$223,667
Short-term investments	717,960	712,058
Accounts receivable, net of allowance for doubtful accounts of $2,397 and $1,590 at September 30, 2017 and December 31, 2016, respectively	120,170	121,150
Inventories	5,368	5,955
Prepaid expenses and other current assets	36,826	25,081
Total current assets	1,041,131	1,087,911
Property and equipment, net	67,147	61,852
Goodwill	978,260	978,260
Intangible assets, net	199,671	244,032
Deposits and other long-term assets	10,140	10,910
TOTAL ASSETS	$2,296,349	$2,382,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,487	$20,269
Accrued and other current liabilities	21,918	22,997
Accrued compensation	59,117	96,004
Deferred revenue, current portion	409,442	397,118
Total current liabilities	522,964	536,388
Convertible senior notes, net	770,003	741,980
Deferred revenue, non-current portion	221,371	256,398
Other long-term liabilities	15,200	7,087
Total liabilities	1,529,538	1,541,853
Commitments and contingencies (NOTE 9)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 184,194 shares and 174,596 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	18	17
Additional paid-in capital	2,834,744	2,682,909
Treasury stock, at cost; 3,333 shares as of September 30, 2017 and December 31, 2016	(150,000)	(150,000)
Accumulated other comprehensive loss	(1,214)	(1,742)
Accumulated deficit	(1,916,737)	(1,690,072)
Total stockholders’ equity	766,811	841,112
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,296,349	$2,382,965
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Product	$30,472	$43,857	$85,418	$118,340
Subscription and services	159,131	142,554	463,395	411,078
Total revenue	189,603	186,411	548,813	529,418
Cost of revenue:
Product	13,815	16,675	41,342	49,767
Subscription and services	54,403	52,378	158,173	158,143
Total cost of revenue	68,218	69,053	199,515	207,910
Total gross profit	121,385	117,358	349,298	321,508
Operating expenses:
Research and development	64,316	62,665	183,415	225,020
Sales and marketing	88,901	110,756	273,411	355,189
General and administrative	29,843	32,860	85,291	108,925
Restructuring charges	—	22,423	—	27,630
Total operating expenses	183,060	228,704	542,117	716,764
Operating loss	(61,675)	(111,346)	(192,819)	(395,256)
Interest income	2,468	1,687	6,668	4,779
Interest expense	(12,611)	(12,019)	(37,241)	(35,737)
Other income (expense), net	—	(467)	112	(843)
Loss before income taxes	(71,818)	(122,145)	(223,280)	(427,057)
Provision for (benefit from) income taxes	1,127	1,228	3,385	(8,464)
Net loss attributable to common stockholders	$(72,945)	$(123,373)	$(226,665)	$(418,593)
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.75)	$(1.29)	$(2.59)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	179,732	164,728	176,232	161,862
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(72,945)	$(123,373)	$(226,665)	$(418,593)
Change in net unrealized gains/(losses) on available-for-sale investments, net of tax	179	(870)	528	1,768
Comprehensive loss	$(72,766)	$(124,243)	$(226,137)	$(416,825)
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(226,665)	$(418,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,612	90,852
Stock-based compensation	125,492	168,117
Non-cash interest expense related to convertible senior notes	28,023	26,670
Change in fair value of contingent earn-out liability	(54)	1,756
Deferred income taxes	(53)	(11,836)
Other	5,142	6,984
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(354)	60,372
Inventories	(1,890)	2,985
Prepaid expenses and other assets	(9,657)	4,258
Accounts payable	(960)	(11,598)
Accrued liabilities	(1,079)	(5,059)
Accrued transaction costs of acquiree	—	(7,727)
Accrued compensation	2,095	6,142
Deferred revenue	(22,703)	68,334
Other long-term liabilities	8,116	(3,174)
Net cash used in operating activities	(15,935)	(21,517)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(25,924)	(28,009)
Purchases of short-term investments	(315,626)	(379,695)
Proceeds from maturities of short-term investments	304,042	438,624
Proceeds from sales of short-term investments	3,620	4,507
Business acquisitions, net of cash acquired	—	(204,926)
Lease deposits	(451)	(480)
Net cash used in investing activities	(34,339)	(169,979)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt of acquired business	—	(8,842)
Payments for contingent earn-outs	(38,928)	(87)
Payment related to shares withheld for taxes	(1,004)	(1,124)
Proceeds from employee stock purchase plan	10,764	12,684
Proceeds from exercise of equity awards	16,582	10,460
Net provided by (cash used) in financing activities	(12,586)	13,091
Net change in cash and cash equivalents	(62,860)	(178,405)
Cash and cash equivalents, beginning of period	223,667	402,102
Cash and cash equivalents, end of period	$160,807	$223,697
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,680	$4,352
Cash paid for interest	$6,038	$6,060
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vesting of early exercised stock options	$—	$1,296
Common stock issued in connection with acquisitions	$—	$41,000
Contingent earn-out in connection with acquisitions	$—	$39,088
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$17,213	$6,087
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year. The balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for annual consolidated financial statements.
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
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three and nine months ended September 30, 2017, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
We are adopting the standard retrospectively to all prior periods presented. While our ability to apply the requirements retrospectively to all prior periods presented is dependent on system readiness, including software procured from third-party providers, and the completion of our analysis of information necessary to restate prior period financial statements, we remain on schedule and have implemented key system functionality to enable the preparation of restated financial information. We are nearing completion of retrospectively adjusting financial information for fiscal year 2016, and expect to begin retrospectively adjusting financial information for fiscal year 2017 soon. We plan to quantify and disclose these impacts in our Annual Report on Form 10-K for the year ending December 31, 2017.
We have reached conclusions on key accounting assessments related to the standard. We will continue to monitor and assess the impact of any changes to the standard and interpretations as they become available.
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

Incremental costs to obtain a contract will be capitalized and amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. Most of our commission expenses and related payroll taxes meet this definition. In determining the amortization period, we are not only taking into consideration the pattern of transfer to which the asset relates, but also the portion of renewal commissions paid that may not be commensurate with the initial commissions paid. When initial commissions are not commensurate with renewal commissions, we will recognize the non-commensurate portion of initial commissions over an estimated useful life while the commensurate portion will be recognized over the contract term. Additionally, our appliance related cost of goods sold will be capitalized and amortized on a systematic basis that is consistent with the pattern of transfer to which the asset relates.
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
The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of September 30, 2017				As of December 31, 2016
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$844	$—	$—	$844	$449	$—	$—	$449
Total cash equivalents	844	—	—	844	449	—	—	449
Short-term investments:
Certificates of deposit	—	1,440	—	1,440	—	9,569	—	9,569
Commercial paper	—	7,468	—	7,468	—	29,920	—	29,920
Corporate notes and bonds	—	443,499	—	443,499	—	420,684	—	420,684
U.S. Government agencies	—	265,553	—	265,553	—	251,885	—	251,885
Total short-term investments	—	717,960	—	717,960	—	712,058	—	712,058
Total assets measured at fair value	$844	$717,960	$—	$718,804	$449	$712,058	$—	$712,507
Liabilities
Contingent earn-out	$—	$—	$—	$—	$—	$—	$41,332	$41,332
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$41,332	$41,332
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
The following is a reconciliation of the Level 3 contingent earn-out liability (in thousands):

Amount
Balance as of December 31, 2016	$41,332
Changes in fair value (1)	(54)
Cash payments	(41,278)
Balance as of September 30, 2017	$—
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
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a private company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the nine months ended September 30, 2017.
The estimated fair value of the Convertible Senior Notes (as defined in Note 8) as of September 30, 2017 was determined to be $878.6 million, based on quoted market prices. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.
3. Investments
Our investments consisted of the following (in thousands):

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Short-Term Investment
Certificates of deposit	$1,440	$—	$—	$1,440	$1,440
Commercial paper	7,472	—	(4)	7,468	7,468
Corporate notes and bonds	444,079	39	(619)	443,499	443,499
U.S. Government agencies	266,183	—	(630)	265,553	265,553
Total	$719,174	$39	$(1,253)	$717,960	$717,960

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Short-Term Investment
Certificates of deposit	$9,560	$10	$(1)	$9,569	$9,569
Commercial paper	29,929	—	(9)	29,920	29,920
Corporate notes and bonds	421,635	17	(968)	420,684	420,684
U.S. Government agencies	252,676	2	(793)	251,885	251,885
Total	$713,800	$29	$(1,771)	$712,058	$712,058
The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2017
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$—	$—	$—	$—	$—	$—
Commercial paper	4,970	(4)	—	—	4,970	(4)
Corporate notes and bonds	254,558	(423)	117,065	(196)	371,623	(619)
U.S. Government agencies	177,751	(402)	87,802	(228)	265,553	(630)
Total	$437,279	$(829)	$204,867	$(424)	$642,146	$(1,253)

	As of December 31, 2016
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$—	$—	$199	$(1)	$199	$(1)
Commercial paper	24,925	(9)	—	—	24,925	(9)
Corporate notes and bonds	294,818	(889)	99,433	(79)	394,251	(968)
U.S. Government agencies	222,171	(763)	17,657	(30)	239,828	(793)
Total	$541,914	$(1,661)	$117,289	$(110)	$659,203	$(1,771)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of September 30, 2017 and December 31, 2016.
The following table summarizes the contractual maturities of our investments at September 30, 2017 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$403,921	$403,285
Due within one to two years	315,253	314,675
Total	$719,174	$717,960
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
As of September 30, 2017, we held an 8.9% ownership interest in a private company, which is accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the private company. This investment is classified within deposits and other long-term assets on our condensed consolidated balance sheets. The carrying value of this investment was less than $0.1 million as of September 30, 2017 and was $0.9 million as of December 31, 2016. Subsequent to September 30, 2017, we elected to invest an additional $2.5 million in the private company, raising our current ownership interest to 12.5%.
4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2017	As of December 31, 2016
Computer equipment and software	$157,580	$144,892
Leasehold improvements	61,959	41,796
Furniture and fixtures	14,954	14,499
Machinery and equipment	447	447
Total property and equipment	234,940	201,634
Less: accumulated depreciation	(167,793)	(139,782)
Total property and equipment, net	$67,147	$61,852
Depreciation and amortization expense related to property, equipment and demonstration units during the three months ended September 30, 2017 and 2016 was $10.5 million and $12.6 million, respectively. Depreciation and amortization expense related to property, equipment and demonstration units during the nine months ended September 30, 2017 and 2016 was $32.5 million and $39.8 million, respectively.
During the three months ended September 30, 2017 and 2016, we capitalized $2.2 million and $1.4 million, respectively, of software development costs primarily related to our cloud subscription offerings. Amortization expense related to capitalized software development costs during the three months ended September 30, 2017 and 2016 was $1.7 million and $0.8 million, respectively.
During the nine months ended September 30, 2017 and 2016, we capitalized $10.0 million and $9.4 million, respectively, of software development costs primarily related to our cloud subscription offerings. Amortization expense related to capitalized software development costs during the nine months ended September 30, 2017 and 2016 was $3.8 million and $1.7 million, respectively.
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
Goodwill and Purchased Intangible Assets
There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2017.
Purchased intangible assets consisted of the following (in thousands):

	As of September 30, 2017	As of December 31, 2016
Developed technology	$102,593	$102,593
Content	158,700	158,700
Customer relationships	109,800	109,800
Contract backlog	12,500	12,500
Trade names	15,500	15,500
Non-competition agreements	1,400	1,400
Total intangible assets	400,493	400,493
Less: accumulated amortization	(200,822)	(156,461)
Total net intangible assets	$199,671	$244,032
Amortization expense of intangible assets during the three months ended September 30, 2017 and 2016 was $14.8 million and $16.3 million, respectively. Amortization expense of intangible assets during the nine months ended September 30, 2017 and 2016 was $44.4 million and $47.9 million, respectively.
The expected future annual amortization expense of intangible assets as of September 30, 2017 is presented below (in thousands):

Years Ending December 31,	Amount
2017 (remaining three months)	$14,757
2018	47,433
2019	45,547
2020	31,171
2021	29,282
2022 and thereafter	31,481
Total	$199,671
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
The following table sets forth a summary of restructuring activities during the nine months ended September 30, 2017 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2016	$1,221	$2,246	$3,467
Cash payments	(752)	(1,186)	(1,938)
Other adjustments	(469)	(69)	(538)
Balance, September 30, 2017	$—	$991	$991
Other adjustments of negative $0.5 million represent relief of unused benefits, changes in fair value and foreign currency fluctuations.
The remaining restructuring balance of $1.0 million at September 30, 2017 is for non-cancelable lease costs which we expect to pay over the terms of the related obligations through the third quarter of 2024, net of sublease income.

7. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of September 30, 2017	As of December 31, 2016
Product, current	$7,714	$8,924
Subscription and services, current	401,728	388,194
Total deferred revenue, current	409,442	397,118
Product, non-current	5,102	4,748
Subscription and services, non-current	216,269	251,650
Total deferred revenue, non-current	221,371	256,398
Total deferred revenue	$630,813	$653,516

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
The liability and equity components of the Convertible Senior Notes consisted of the following (in thousands):

	As of September 30, 2017		As of December 31, 2016
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$460,000	$460,000	$460,000	$460,000
Less: Convertible senior notes discounts and issuance costs, net of amortization	(58,951)	(91,045)	(74,126)	(103,894)
Net carrying amount	$401,049	$368,955	$385,874	$356,106

Equity component, net of issuance costs	$92,567	$117,834	$92,567	$117,834
The unamortized discounts and issuance costs as of September 30, 2017 will be amortized over a weighted-average remaining period of approximately 3.9 years.
Interest expense for the three and nine months ended September 30, 2017 related to the Convertible Senior Notes consisted of the following (in thousands):

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$1,150	$1,869	$3,450	$5,606
Amortization of convertible senior notes discounts and issuance costs	5,123	4,334	15,175	12,848
Total interest expense recognized	$6,273	$6,203	$18,625	$18,454

Effective interest rate on the liability component	6.3%	6.8%	6.4%	6.9%
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
9. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire on various dates through the year ending December 31, 2027. In August 2016, we entered into a lease agreement for our new corporate headquarters, with payments commencing December 2017. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense, net of sublease income, was $5.6 million and $3.0 million for the three months ended September 30, 2017 and 2016, respectively. Rent expense, net of sublease income, was $14.1 million and $10.9 million for the nine months ended September 30, 2017 and 2016, respectively.
The aggregate future non-cancelable minimum rental payments on our operating leases, as of September 30, 2017, are as follows (in thousands):

Years Ending December 31,	Amount
2017 (remaining three months)	$3,250
2018	19,302
2019	14,984
2020	13,463
2021	11,535
2022 and thereafter	39,694
Total	$102,228
Total future non-cancelable minimum rental payments have not been reduced by future minimum sublease rentals totaling $6.9 million.
We are party to letters of credit totaling $3.3 million and $3.1 million as of September 30, 2017 and December 31, 2016, respectively, issued primarily in support of operating leases for several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of September 30, 2017 and December 31, 2016, we had non-cancelable open orders of $13.5 million and $10.2 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of September 30, 2017, we have not accrued any significant costs for such non-cancelable commitments.
Purchase Obligations
As of September 30, 2017, we had approximately $14.7 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In those situations in which we have received delivery of the goods or services as of September 30, 2017 under purchase orders outstanding as of the same date, such amounts are reflected in the condensed consolidated balance sheet as accounts payable or accrued liabilities, and are excluded from the $14.7 million.
Litigation
We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and whether or not those losses are estimable.

On June 20, 2014, a purported stockholder class action lawsuit was filed in the Superior Court of California, County of Santa Clara, against the Company, current and former members of our Board of Directors, current and former officers, and the underwriters of our March 2014 follow-on public offering. On July 17, 2014, a substantially similar lawsuit was filed in the same court against the same defendants. The actions were consolidated and, on March 4, 2015, an amended complaint was filed, alleging violations of the federal securities laws on behalf of a purported class consisting of purchasers of the Company's common stock pursuant or traceable to the registration statement and prospectus for the follow-on public offering, and seeking unspecified compensatory damages and other relief. On February 6, 2017, the parties submitted to the Superior Court a stipulation of settlement. The terms of the settlement include a release and dismissal of all claims against all defendants without any liability or wrongdoing attributed to them. On February 7, 2017, plaintiffs filed an unopposed motion for preliminary approval of the settlement, which the Superior Court granted. The settlement, which is immaterial to the Company's consolidated financial statements, was given final approval by the Superior Court on August 7, 2017 and the matter has now ended.
On January 28, 2015, certain of the Company’s officers and directors were named as defendants in a putative stockholder derivative action filed in the Superior Court of California, County of Santa Clara. On April 21, 2015, a substantially similar lawsuit was filed in the same court against the same defendants. The Company is named as a nominal defendant in both actions. The actions were consolidated and a consolidated complaint was filed on June 15, 2015, purporting to allege claims for breach of fiduciary duty and unjust enrichment. On August 29, 2016, the case was dismissed with prejudice. Plaintiffs filed a notice of appeal on October 27, 2016. On August 29, 2017, plaintiffs abandoned the appeal, ending the matter.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through September 30, 2017, there have been no claims under any indemnification provisions.
10. Common Shares Reserved for Issuance
We have 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share authorized, none of which were issued and outstanding as of September 30, 2017 or December 31, 2016.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of September 30, 2017 and December 31, 2016. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.
We had reserved shares of common stock for issuance as follows (in thousands):

	As of September 30, 2017	As of December 31, 2016
Reserved under stock award plans	38,091	38,005
Convertible Senior Notes	15,141	15,141
ESPP	3,636	2,851
Total	56,868	55,997
11. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant's service for so long as such stock remains unvested. Approximately 12.0 million shares and 10.0 million shares of our common stock were reserved for future grants as of September 30, 2017 and December 31, 2016, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of approximately 3.6 million shares and 2.9 million shares of common stock were available for future issuance as of September 30, 2017 and December 31, 2016, respectively, under our ESPP.
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
Stock Option Activity
A summary of the activity for our stock option changes during the reporting period and a summary of information related to options vested and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2016	8,085	$10.70	5.4	$40,304
Exercised	(2,977)	5.57		24,358
Cancelled	(292)	34.33
Balance — September 30, 2017	4,816	$12.44	5.0	$40,793
Options exercisable — September 30, 2017	4,775	$12.16	5.0	$40,722
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

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2016	19,883	$22.23	1.5	$236,605
Granted	12,394	12.24
Vested	(5,729)	22.40
Cancelled	(5,283)	16.95
Unvested balance — September 30, 2017	21,265	$17.31	1.5	$356,618
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — September 30, 2017	4,296	$16.78	1.7	$72,051
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
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP for the offering periods beginning in May 2017:

	Three and Nine Months Ended September 30, 2017	Three and Nine Months Ended September 30, 2016
Fair value of common stock	$15.65	$11.15
Risk-free interest rate	1.05% - 1.12%	0.38% - 0.57%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Volatility	51%	61%
Dividend yield	—%	—%
Stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of product revenue	$546	$516	$1,600	$1,797
Cost of subscription and services revenue	7,767	7,759	22,137	25,013
Research and development	14,400	11,422	42,982	54,877
Sales and marketing	11,674	13,915	35,908	47,675
General and administrative	7,821	11,815	22,867	37,440
Restructuring	—	1,144	—	1,144
Total	$42,208	$46,571	$125,494	$167,946
As of September 30, 2017, total compensation cost related to stock-based awards not yet recognized was $268.9 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.3 years.
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
We recognized a provision for income taxes of $1.1 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively. For both the three months ended September 30, 2017 and 2016, the provision for income taxes is primarily comprised of income taxes in foreign jurisdictions and withholding taxes.
We recognized a provision for income taxes of $3.4 million during the nine months ended September 30, 2017 and a benefit from income taxes of $8.5 million during the nine months ended September 30, 2016. The change to a provision for income taxes during the nine months ended September 30, 2017 from a benefit from income taxes during the nine months ended September 30, 2016 was primarily due to the reversal of a valuation allowance in connection with the acquisitions of iSIGHT and Invotas included in the nine months ended September 30, 2016, which was not included for the nine months ended September 30, 2017.
13. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and warrants. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for the three and nine months ended September 30, 2017 and 2016, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(72,945)	$(123,373)	$(226,665)	$(418,593)
Denominator:
Weighted average number of shares outstanding—basic and diluted	179,732	164,728	176,232	161,862
Net loss per share—basic and diluted	$(0.41)	$(0.75)	$(1.29)	$(2.59)
The following outstanding options and unvested shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2017	2016
Options to purchase common stock	4,816	8,911
Unvested early exercised common shares	—	139
Unvested restricted stock awards and units	21,265	23,258
Convertible senior notes	15,141	15,141
ESPP shares	594	802
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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
United States	$126,337	$129,619	$365,847	$366,502
EMEA	28,072	24,900	79,294	73,307
APAC	25,428	24,447	77,874	69,650
Other	9,766	7,445	25,798	19,959
Total revenue	$189,603	$186,411	$548,813	$529,418

Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of September 30, 2017	As of December 31, 2016
Property and Equipment, net:
United States	$54,116	$43,214
International	13,031	18,638
Total property and equipment, net	$67,147	$61,852
For each of the three months ended September 30, 2017 and 2016, one distributor represented 19%, and one reseller represented 14%, of the Company's total revenue. For the nine months ended September 30, 2017 and 2016, one distributor represented 19%, for each period, and one reseller represented 12% and 13%, respectively, of the Company's total revenue. As of September 30, 2017, one customer represented 13% of the Company's net account receivable balances. As of December 31, 2016, no customer represented 10% or more of the Company's net accounts receivable balance.
16. Subsequent Events
On October 20, 2017, we completed the acquisition of a private technology company in the email security space, that is expected to enhance our current email offerings. As consideration for the acquisition, we paid approximately $9 million in cash and equity, subject to adjustment per the terms of the agreement. We are currently in the process of completing the preliminary purchase price allocation, which will be included in our Annual Report on Form 10-K for the year ending December 31, 2017.

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
We require customers to purchase a subscription to our DTI cloud and support and maintenance services when they purchase any of our appliance-based detection and prevention products. Our customers generally purchase these subscriptions and services for a one or three year term, and revenue from such subscriptions is recognized ratably over the subscription period. Sales of these subscriptions and support services initially increase our deferred revenue, which totaled $630.8 million and $653.5 million as of September 30, 2017 and December 31, 2016, respectively. Amortization of this deferred revenue has contributed to the increase in our subscription and services revenue as a percentage of total revenue. For the three months ended September 30, 2017 and 2016, subscription and services revenue as a percentage of total revenue was 84% and 76%, respectively. For the nine months ended September 30, 2017 and 2016, subscription and services revenue as a percentage of total revenue was 84% and 78%, respectively. While most of the growth in our subscription and services revenue during such periods relates to the amortization of the initial subscription and services agreements, renewals of such agreements have also supported this growth. Our renewal rate for subscriptions and support expiring in the 12 months ended September 30, 2017 was approximately 90%, and we expect to maintain strong renewal rates in the future due to the significant value we believe these subscriptions and support add to the efficacy of our product portfolio.
Beyond the product and attached threat intelligence subscriptions and support and maintenance services, we offer several security-as-a-service offerings, including Cloud MVX, ETP, TAP, FireEye-as-a-Service and our FireEye Helix platform. Revenue from these security-as-a-service subscriptions is recognized ratably over the subscription term, which is typically one to three years. We also offer professional services, including incident response and other security consulting services, for our customers who have experienced a cybersecurity breach or require assistance assessing the resilience of their networks. Revenue from these professional services is recognized as the services are delivered.
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

	Three Months Ended or As of		Nine Months Ended or As of
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Product revenue	$30,472	$43,857	$85,418	$118,340
Subscription and services revenue	159,131	142,554	463,395	411,078
Total revenue	$189,603	$186,411	$548,813	$529,418
Year-over-year percentage increase	2%	13%	4%	21%
Gross margin percentage	64%	63%	64%	61%
Deferred revenue, current	$409,442	$362,081	$409,442	$362,081
Deferred revenue, non-current	$221,371	$254,337	$221,371	$254,337
Billings (non-GAAP)	$201,680	$215,378	$526,110	$597,751
Net cash provided by (used in) operating activities	$12,487	$14,131	$(15,935)	$(21,517)
Free cash flow (non-GAAP)	$3,875	$7,200	$(41,859)	$(49,526)
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
Billings. Billings are a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles, or GAAP, plus the change in deferred revenue from the beginning to the end of the period, excluding deferred revenue assumed through acquisitions. We consider billings to be a useful metric for management and investors, as a supplement to the corresponding GAAP measure, because billings drive deferred revenue, which is an important indicator of the health and visibility of trends in our business, and represent a significant percentage of future revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may define billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. For the nine months ended September 30, 2016, billings exclude $21.1 million of deferred revenue assumed in connection with our acquisitions. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenue	$189,603	$186,411	$548,813	$529,418
Add: Deferred revenue, end of period	630,813	616,418	630,813	616,418
Less: Deferred revenue, beginning of period	618,736	587,451	653,516	526,998
Less: Deferred revenue assumed through acquisitions	—	—	—	21,087
Billings (non-GAAP)	$201,680	$215,378	$526,110	$597,751
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net cash provided by (used in) operating activities	$12,487	$14,131	$(15,935)	$(21,517)
Less: purchase of property and equipment and demonstration units	8,612	6,931	25,924	28,009
Free cash flow (non-GAAP)	$3,875	$7,200	$(41,859)	$(49,526)
Net cash provided by (used in) investing activities	$(11,107)	$21,534	$(34,339)	$(169,979)
Net cash provided by (used in) financing activities	$4,985	$4,039	$(12,586)	$13,091
Factors Affecting our Performance
Market Adoption. We rely on market education to raise awareness of today’s next-generation cyber attacks and articulate the need for our security solutions and, in particular, the reasons to purchase our products. Our prospective customers often do not have a specific portion of their IT budgets allocated for products that address the next generation of advanced cyber attacks. We invest heavily in sales and marketing efforts to increase market awareness, educate prospective customers and drive adoption of our solution. This market education is critical to creating new IT budget dollars or allocating IT budget dollars across enterprises and governments for next-generation threat protection solutions and, in particular, our platform. Our investment in market education has also increased awareness of us and our solution in international markets. The degree to which prospective customers recognize the mission critical need for next-generation threat protection solutions, including our FireEye Helix platform and enhancements to our endpoint solution, and subsequently allocate budget dollars for our platform, will drive our ability to acquire new customers and increase renewals and follow-on sales opportunities, which, in turn, will affect our future financial performance.
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
We believe our renewal rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers. We calculate our renewal rate by dividing the number of renewing customers who were due for renewal in any rolling 12 month period by the number of customers who were due for renewal in that rolling 12 month period. Our renewal rate for subscriptions and support expiring in the 12 months ended September 30, 2017 was approximately 90%. These strong renewal rates are primarily attributable to the incremental value added to our appliances by our cloud subscriptions, support and maintenance services and other professional services. As cloud subscriptions, support and maintenance services and other professional services represented 84% and 76% of our total revenue during the three months ended September 30, 2017 and 2016, respectively, and 84% and 78% of our total revenue during the nine months ended September 30, 2017 and 2016, respectively, we believe our ability to maintain strong renewal rates for these subscriptions and services will have a material impact on our future financial performance.
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

Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including our average selling price, the mix of products sold, the mix of revenue among products, subscriptions and services and manufacturing costs. We expect our gross margins to fluctuate over time depending on these factors.
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

	Three Months Ended September 30,
	2017		2016
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars In thousands)
Revenue:
Product	$30,472	16%	$43,857	24%
Subscription and services	159,131	84	142,554	76
Total revenue	189,603	100	186,411	100
Cost of revenue:
Product	13,815	7	16,675	9
Subscription and services	54,403	29	52,378	28
Total cost of revenue	68,218	36	69,053	37
Total gross profit	121,385	64	117,358	63
Operating expenses:
Research and development	64,316	34	62,665	34
Sales and marketing	88,901	47	110,756	59
General and administrative	29,843	16	32,860	18
Restructuring charges	—	—	22,423	12
Total operating expenses	183,060	97	228,704	123
Operating loss	(61,675)	(33)	(111,346)	(60)
Interest income	2,468	1	1,687	1
Interest expense	(12,611)	(6)	(12,019)	(7)
Other expense, net	—	—	(467)	—
Loss before income taxes	(71,818)	(38)	(122,145)	(66)
Provision for income taxes	1,127	—	1,228	—
Net loss attributable to common stockholders	$(72,945)	(38)%	$(123,373)	(66)%

	Nine Months Ended September 30,
	2017		2016
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars In thousands)
Revenue:
Product	$85,418	16%	$118,340	22%
Subscription and services	463,395	84	411,078	78
Total revenue	548,813	100	529,418	100
Cost of revenue:
Product	41,342	8	49,767	9
Subscription and services	158,173	28	158,143	30
Total cost of revenue	199,515	36	207,910	39
Total gross profit	349,298	64	321,508	61
Operating expenses:
Research and development	183,415	33	225,020	43
Sales and marketing	273,411	50	355,189	67
General and administrative	85,291	16	108,925	21
Restructuring charges	—	—	27,630	5
Total operating expenses	542,117	99	716,764	136
Operating loss	(192,819)	(35)	(395,256)	(75)
Interest income	6,668	1	4,779	1
Interest expense	(37,241)	(7)	(35,737)	(7)
Other income (expense), net	112	—	(843)	—
Loss before income taxes	(223,280)	(41)	(427,057)	(81)
Provision for (benefit from) income taxes	3,385	—	(8,464)	(2)
Net loss attributable to common stockholders	$(226,665)	(41)%	$(418,593)	(79)%

Comparison of the Three Months Ended September 30, 2017 and 2016
Revenue

	Three Months Ended September 30,
	2017		2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$30,472	16%	$43,857	24%	$(13,385)	(31)%
Subscription and services	159,131	84	142,554	76	16,577	12
Total revenue	$189,603	100%	$186,411	100%	$3,192	2%
Subscription and services by type:
Product subscription	$89,908	47%	$80,899	43%	$9,009	11%
Support and maintenance	35,701	19	32,091	17	3,610	11
Professional services	33,522	18	29,564	16	3,958	13
Total subscription and services revenue	$159,131	84%	$142,554	76%	$16,577	12%
Revenue by geographic region:
United States	$126,337	67%	$129,619	70%	$(3,282)	(3)%
EMEA	28,072	15	24,900	13	3,172	13
APAC	25,428	13	24,447	13	981	4
Other	9,766	5	7,445	4	2,321	31
Total revenue	$189,603	100%	$186,411	100%	$3,192	2%
Product revenue decreased by $13.4 million, or 31%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease in product revenue was primarily due to a shift in customer buying preferences away from on premise appliance-based solutions to cloud-based and cloud-enabled subscriptions, including security delivered as a service. As a result, revenue from sales of our threat prevention appliances has declined as revenue from our cloud-based solutions has increased. Our NX Series of security appliances continued to account for the largest portion of our product revenue. This reflects the fact that customers who purchase our product portfolio generally purchase more NX Series appliances than our other appliances, as their networks typically have more Web entry points than email or file entry points to protect. We expect product revenue to decline as part of this ongoing transition from on premise appliance-based solutions to cloud-based and cloud-enabled subscriptions, such as our FireEye Helix platform.
Subscription and services revenue increased by $16.6 million, or 12%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This increase was comprised of subscription revenue of $9.0 million, support and maintenance revenue of $3.6 million and professional services revenue of $4.0 million. The increases in subscription revenue of $9.0 million and support and maintenance revenue of $3.6 million were primarily due to an increase in initial customer purchases of $3.1 million and the amortization of deferred subscription and support revenue related to renewals of $9.5 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. We expect a continued transition of customers from product sales to our cloud subscriptions. Given our strong renewal rate, we expect revenue from the amortization of deferred subscription and support related to renewals to increase as a percentage of our total subscription and support revenue. Our renewal rate for subscription and support agreements expiring in the 12 months ended September 30, 2017 was approximately 90%.
Our international revenue increased $6.5 million, or 11%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, which reflects our increasing international market presence.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2017		2016		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$13,815		$16,675		$(2,860)	(17)%
Subscription and services	54,403		52,378		2,025	4
Total cost of revenue	$68,218		$69,053		$(835)	(1)%
Gross margin:
Product		55%		62%
Subscription and services		66%		63%
Total gross margin		64%		63%
The cost of product revenue decreased $2.9 million, or 17%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease in cost of product revenue was primarily driven by fewer product shipments which drove lower hardware costs.
The cost of subscription and services revenue increased $2.0 million, or 4%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in cost of subscription and services revenue was primarily due to a $0.9 million increase in personnel costs, a $1.3 million increase in software costs to support our cloud subscriptions and services, a $0.7 million increase in depreciation and a $0.8 million increase in sub-contractor costs. These costs were partially offset by a $0.7 million decrease in facility and IT costs and a $1.1 million decrease in the amortization of intangible assets.
Gross margin increased during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due to an increase in subscription and services margins, partially offset by a decrease in product margins. The decreased product margins were driven by the mix of products sold, as the shipment of units with a lower average cost per unit decreased greater than those at a higher average cost per unit. The increased subscription and services margins were driven by cost optimizations from our 2016 restructuring activities and lower amortization of intangible assets.
Operating Expenses

	Three Months Ended September 30,
	2017		2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$64,316	34%	$62,665	34%	$1,651	3%
Sales and marketing	88,901	47	110,756	59	(21,855)	(20)
General and administrative	29,843	16	32,860	18	(3,017)	(9)
Restructuring charges	—	—	22,423	12	(22,423)	(100)
Total operating expenses	$183,060	97%	$228,704	123%	$(45,644)	(20)%
Includes stock-based compensation expense of:
Research and development	$14,400		$11,422
Sales and marketing	11,674		13,915
General and administrative	7,821		11,815
Total	$33,895		$37,152
Research and Development
Research and development expense increased $1.7 million, or 3%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily due to a $0.3 million increase in personnel costs and a $1.1 million increase in software costs.

Sales and Marketing
Sales and marketing expense decreased $21.9 million, or 20%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was primarily due to a $17.1 million decrease in personnel costs, which includes a $2.2 million decrease in stock-based compensation charges and a $9.7 million decrease in commissions, as well as a $1.5 million decrease in marketing programs and a $0.8 million decrease in facility and IT costs. Additionally, $0.9 million of the decrease was for lower depreciation expense associated with demonstration units.
General and Administrative
General and administrative expense decreased $3.0 million, or 9%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was primarily due to a $4.9 million decrease in personnel costs, which includes a $4.0 million decrease in stock-based compensation charges, partially offset by a $1.6 million increase in fees for legal and other service firms and a $0.4 million increase in bad debt expense.
Restructuring Charges
We incurred no restructuring expenses during the three months ended September 30, 2017. During the three months ended September 30, 2016, we incurred restructuring charges of approximately $22.4 million, which primarily related to employee severance charges and other termination benefits.
Interest Income

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Interest income	$2,468	$1,687	$781	46%
Interest income increased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due to a higher rate of return on our investments, partially offset by lower average balances in our cash and cash equivalents and investments.
Interest Expense

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Interest expense	$(12,611)	$(12,019)	$592	5%
Interest expense increased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to greater amortization of discount and issuance costs related to our convertible senior notes.
Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Other income (expense), net	$—	$(467)	$(467)	(100)%
Other expense for the three months ended September 30, 2016 is primarily composed of foreign currency transaction losses. Other income (expense), net for the three months ended September 30, 2017 is primarily composed of foreign currency transaction gains, offset by losses from our equity method investment.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Provision for income taxes	$1,127	$1,228
Effective tax rate	(1.6)%	(1.0)%
Provision for income taxes remained relatively consistent for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. For both the three months ended September 30, 2017 and 2016, the provision for income taxes is primarily comprised of income taxes in foreign jurisdictions and withholding taxes.
Comparison of the Nine Months Ended September 30, 2017 and 2016
Revenue

	Nine Months Ended September 30,
	2017		2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$85,418	16%	$118,340	22%	$(32,922)	(28)%
Subscription and services	463,395	84	411,078	78	52,317	13
Total revenue	$548,813	100%	$529,418	100%	$19,395	4%
Subscription and services by type:
Product subscription	$263,303	47%	$231,410	44%	$31,893	14%
Support and maintenance	103,098	19	90,171	17	12,927	14
Professional services	96,994	18	89,497	17	7,497	8
Total subscription and services revenue	$463,395	84%	$411,078	78%	$52,317	13%
Revenue by geographic region:
United States	$365,847	67%	$366,502	69%	$(655)	—%
EMEA	79,294	14	73,307	14	5,987	8
APAC	77,874	14	69,650	13	8,224	12
Other	25,798	5	19,959	4	5,839	29
Total revenue	$548,813	100%	$529,418	100%	$19,395	4%
Product revenue decreased by $32.9 million, or 28%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease in product revenue was primarily due to a shift in customer buying preferences away from on premise appliance-based solutions to cloud-based and cloud-enabled subscriptions, including security delivered as a service. As a result, revenue from sales of our threat prevention appliances has declined as revenue from our cloud-based solutions has increased. Our NX Series of security appliances continued to account for the largest portion of our product revenue. This reflects the fact that customers who purchase our product portfolio generally purchase more NX Series appliances than our other appliances, as their networks typically have more Web entry points than email or file entry points to protect. We expect product revenue growth rates to continue to decline as part of this ongoing transition from on premise appliance-based solutions to cloud-based and cloud-enabled subscriptions, such as our FireEye Helix platform.
Subscription and services revenue increased by $52.3 million, or 13%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase was comprised of subscription revenue of $31.9 million, support and maintenance revenue of $12.9 million and professional services revenue of $7.5 million. The increase in subscription revenue of $31.9 million and the increase in support and maintenance revenue of $12.9 million were primarily due to an increase in initial customer purchases of $10.3 million and an increase in the amortization of deferred subscription and support revenue related to renewals of $34.5 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. We expect a continued transition of customers from product sales to our cloud subscriptions. Given our strong renewal rate, we expect revenue from the amortization of deferred subscription and support related to renewals to increase as a percentage of our total subscription and support revenue. Our renewal rate for subscription and support agreements expiring in the 12 months ended September 30, 2017 was approximately 90%.
Our international revenue increased $20.1 million, or 12%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, which reflects our increasing international market presence.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2017		2016		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$41,342		$49,767		$(8,425)	(17)%
Subscription and services	158,173		158,143		30	—
Total cost of revenue	$199,515		$207,910		$(8,395)	(4)%
Gross margin:
Product		52%		58%
Subscription and services		66%		62%
Total gross margin		64%		61%
The cost of product revenue decreased $8.4 million, or 17%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease in cost of product revenue was primarily due to fewer product shipments which drove lower hardware costs, as well as lower per unit costs during the nine months ended September 30, 2017.
The cost of subscription and services revenue remained relatively flat during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This is the result of offsetting increases and decreases within cost of subscription and services revenue. The primary drivers were a $3.9 million decrease in facility and IT costs and a $2.6 million decrease in the amortization of intangible assets, as well as a $4.1 million increase in software costs, a $1.7 million increase in depreciation expense and a $0.7 million increase in personnel costs.
Gross margin increased during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due to an increase in subscription and services margins, partially offset by a decrease in product margins. The decreased product margins were driven by the mix of products sold, as the shipment of units with a lower average cost per unit decreased greater than those at a higher average cost per unit. The increased subscription and services margins were driven by cost optimizations from our 2016 restructuring activities and lower amortization of intangible assets.
Operating Expenses

	Nine Months Ended September 30,
	2017		2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$183,415	33%	$225,020	43%	$(41,605)	(18)%
Sales and marketing	273,411	50	355,189	67	(81,778)	(23)
General and administrative	85,291	16	108,925	21	(23,634)	(22)
Restructuring charges	—	—	27,630	5%	(27,630)	(100)
Total operating expenses	$542,117	99%	$716,764	136%	$(174,647)	(24)%
Includes stock-based compensation expense of:
Research and development	$42,982		$54,877
Sales and marketing	35,908		47,675
General and administrative	22,867		37,440
Total	$101,757		$139,992

Research and Development
Research and development expense decreased $41.6 million, or 18%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was primarily due to a $37.2 million decrease in personnel costs, which includes an $11.9 million decrease in stock-based compensation charges, as well as a $3.2 million decrease in facility and IT costs and a $1.9 million decrease in professional service vendor costs, partially offset by a $1.3 million increase in data hosting costs.
Sales and Marketing
Sales and marketing expense decreased $81.8 million, or 23%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was primarily due to a $56.0 million decrease in personnel costs, which includes an $11.8 million decrease in stock-based compensation charges and a $22.8 million decrease in commissions, as well as a $4.2 million decrease in travel, a $6.8 million decrease in facility and IT costs, a $2.6 million decrease in marketing programs and a $3.6 million decrease for lower depreciation expense associated with demonstration units.
General and Administrative
General and administrative expense decreased $23.6 million, or 22%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was primarily due to an $18.6 million decrease in personnel costs, which includes a $14.6 million decrease in stock-based compensation charges, as well as a $1.9 million decrease in professional service vendor costs as we had no acquisition-related charges during the nine months ended September 30, 2017, and a $1.9 million decrease due to a charge related to the change in fair value of the contingent earn-out liability recognized in the three months ended September 30, 2016 that was not recurring.
Restructuring Charges
We incurred no restructuring expenses during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, we incurred restructuring charges of approximately $27.6 million, which primarily related to employee severance charges and other termination benefits.
Interest Income

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Interest income	$6,668	$4,779	$1,889	40%
Interest income increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due to a higher rate of return on our investments, partially offset by lower average balances in our cash and cash equivalents and investments.
Interest Expense

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Interest expense	$(37,241)	$(35,737)	$1,504	4%
Interest expense increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to greater amortization of discount and issuance costs on our Convertible Senior Notes.
Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Other income (expense), net	$112	$(843)	$(955)	(113)%
The change in other income (expense), net to income for the nine months ended September 30, 2017 from expense for the nine months ended September 30, 2016, is primarily due to greater foreign currency transaction gains in the nine months ended September 30, 2017 than in the nine months ended September 30, 2016.

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Provision for (benefit from) income taxes	$3,385	$(8,464)
Effective tax rate	(1.5)%	2.0%
The change to a provision for income taxes during the nine months ended September 30, 2017 from a benefit from income taxes during the nine months ended September 30, 2016 was primarily due to the reversal of a valuation allowance in connection with the acquisitions of iSIGHT and Invotas included in the nine months ended September 30, 2016, which was not included for the nine months ended September 30, 2017. We continue to maintain a full valuation allowance on all of our U.S. deferred tax assets as of September 30, 2017.
Liquidity and Capital Resources

	As of September 30, 2017	As of December 31, 2016
	(In thousands)
Cash and cash equivalents	$160,807	$223,667
Short-term investments	$717,960	$712,058

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash used in operating activities	$(15,935)	$(21,517)
Cash used in investing activities	(34,339)	(169,979)
Cash provided by (used in) financing activities	(12,586)	13,091
Net decrease in cash and cash equivalents	$(62,860)	$(178,405)

As of September 30, 2017, our cash and cash equivalents of $160.8 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $41.7 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2017 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
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
Our principal sources of liquidity are our existing cash and cash equivalents and short-term investments and any cash inflow from operations, which we believe will be sufficient to meet our anticipated cash needs, including cash we will consume for operations, for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the efficiency of our marketing and sales activities, the introduction of new and enhanced product and service offerings, the cost of any future acquisitions of technology or businesses, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
During the nine months ended September 30, 2017, our operating activities used cash of $15.9 million. We incurred a net loss of $226.7 million, which included net non-cash expenses of $237.2 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible senior notes. Our net change in operating assets and liabilities used cash of $26.4 million, primarily related to decreases in deferred revenue of $22.7 million and prepaid expenses of $9.7 million, partially offset by cash sourced from an increase in other liabilities of $8.1 million.
During the nine months ended September 30, 2016, our operating activities used cash of $21.5 million. We incurred a net loss of $418.6 million, which included net non-cash expenses of $282.5 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities provided cash of $114.5 million, primarily sourced from accounts receivable for $60.4 million, resulting from increased collections, which benefited from the restructuring of programs to incentivize early payment, and sourced from deferred revenue for $68.3 million, as a result of increases in sales of subscriptions and support and maintenance services. These sources of cash were partially offset by the use of cash related to current liabilities of $18.2 million, which included the payment of $7.7 million for transaction costs incurred by iSIGHT and Invotas prior to acquisition.
Investing Activities
Cash used in investing activities during the nine months ended September 30, 2017 was $34.3 million, primarily for capital expenditures to purchase property and equipment and demonstration units of $25.9 million and net purchases of short-term investments.
Cash used in investing activities during the nine months ended September 30, 2016 was $170.0 million, primarily for the acquisitions of iSIGHT and Invotas and, to a lesser extent, capital expenditures to purchase property and equipment and demonstration units of $28.0 million, partially offset by net redemptions of short-term investments.
Financing Activities
During the nine months ended September 30, 2017, financing activities used $12.6 million in cash, primarily for the contingent earn-out payment related to the acquisition of iSIGHT, as the threat intelligence bookings target was determined to be achieved in February 2017, partially offset by proceeds from employee purchases of shares under the 2013 Employee Stock Purchase Plan ("ESPP") and exercises of employee stock options.
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
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at September 30, 2017 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $878.8 million and $935.7 million as of September 30, 2017 and December 31, 2016, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Convertible Senior Notes have fixed interest rates at 1.000% and 1.625%. The fair value of the Convertible Senior Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of September 30, 2017, the fair value of our Convertible Senior Notes was approximately $878.6 million.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred operating losses each year since 2004, including net losses of $72.9 million and $123.4 million during the three months ended September 30, 2017 and 2016, respectively, and net losses of $226.7 million and $418.6 million during the nine months ended September 30, 2017 and 2016, respectively. Our revenue growth may slow or our revenue may decline for a number of reasons, including reduced demand for our platform, increased competition, a decrease in the growth or size of the IT security market, particularly the market for solutions that target the next generation of advanced cyber attacks, or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

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
Our competitors and potential competitors include large networking vendors such as Cisco Systems, Inc. and Juniper Networks, Inc. that may emulate or integrate virtual-machine features similar to ours into their own products; large companies such as Intel, IBM, and HPE that have acquired large IT security specialist vendors in recent years and have the technical and financial resources and broad customer bases needed to bring competitive solutions to the market; independent IT security vendors such as Sourcefire (which was acquired by Cisco Systems, Inc.) and Palo Alto Networks that offer products that claim to perform similar functions to our platform; small and large companies that offer point solutions and/or cloud security services that compete with some of the features present in our platform; and other providers of incident response and compromise assessment services. Other IT providers offer, and may continue to introduce, security features that compete with our platform, either in stand-alone security products or as additional features in their network infrastructure products. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

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
On August 2, 2016, our board of directors approved a restructuring plan and reduction in workforce to reduce operating expenses and align the company’s expense structure with current growth expectations. We recognized restructuring charges of $27.6 million during the year ended December 31, 2016, which consisted of employee severance and other termination benefits associated with a 10% reduction in our workforce, costs to consolidate certain real estate facilities and impairment charges for certain assets. These charges were primarily cash-based, with $21.5 million being paid during 2016. The actions associated with the restructuring plan taken in 2016 have resulted in annualized savings over $80 million. However, there may be adverse consequences related to such actions which include unwanted employee attrition, various charges for severance and severance-related costs and the loss of propriety information and in-house knowledge in connection with the planned reduction in our workforce. This type of restructuring activity may result in business disruptions and may not produce the full efficiency and cost reduction benefits anticipated. Further, the benefits may be realized later than expected and the cost of implementing these measures may be greater than anticipated. If these measures are not successful, we may need to undertake additional cost reduction efforts, which could result in future charges. Moreover, the restructuring plan may cause business disruptions with customers and elsewhere if our cost reduction efforts prove ineffective, and our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including the related charges and the impact of the related workforce reduction, could have a material adverse effect on our business, operating results and financial condition.

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
From the year ended December 31, 2010 to the year ended December 31, 2016, our revenue grew from $11.8 million to $714.1 million, which represents a compounded annual growth rate of approximately 98%. Although we have experienced rapid growth historically and currently have strong renewal rates, we may not continue to grow in the future and our renewal rates may decline. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

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
In addition, we believe that it is important to establish and maintain a corporate culture that facilitates the maintenance and transfer of institutional knowledge within our organization and also fosters innovation, teamwork, a passion for customers and a focus on execution. Our Chief Executive Officer, our President, our Chief Financial Officer, our Executive Vice President of Worldwide Sales, our Executive Vice President of Global Services and Intelligence, our Executive Vice President of Global Engineering & Security Products and our Chief Marketing Officer and certain other key members of our management and finance teams have only been working together for a relatively short period of time. If we are not successful in integrating these key employees into our organization, such failure could delay or hinder our product development efforts and the achievement of our strategic objectives, which could adversely affect our business, financial condition and results of operations.
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
Our future success depends, in part, on our ability to expand the deployment of our platform with existing customers by selling them additional products, subscriptions and services, such as our FireEye Helix platform. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional products, subscriptions and services depends on a number of factors, including the perceived need for additional IT security, general economic conditions, and our customers' satisfaction with our existing solutions they have previously purchased. If our efforts to sell additional products, subscriptions and services to our customers are not successful, our business may suffer.
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
Subscription and services revenue accounts for a significant portion of our total revenue, comprising 84% and 76% for the three months ended September 30, 2017 and 2016, respectively, and comprising 84% and 78% for the nine months ended September 30, 2017 and 2016, respectively. Sales of new or renewal subscription and service contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and subscriptions, the actual or perceived efficacy of our security solutions, the prices of our products and subscriptions, the prices of products and subscriptions offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and service contracts decline, our revenue and revenue growth rate may decline and adversely affect our business. In addition, we recognize subscription and service revenue ratably over the term of the relevant service period, which is generally between one to five years. As a result, much of the subscription and service revenue we report each quarter is derived from subscription and service contracts that we sold in prior quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant decreases in the market acceptance of, or demand for, our subscriptions or services may not be immediately apparent from our results of operations until future periods. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new and renewal subscription contracts must be recognized ratably over the applicable service period. Furthermore, any increases in the average term of subscriptions contracts would result in revenue for those subscription contracts being recognized over longer periods of time.
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
We have identified a number of new products and enhancements to our platform that we believe are important to our continued success in the IT security market, including our FireEye Helix platform and enhancements to our endpoint solution. There can be no assurance that we will be successful in developing and marketing, on a timely basis, such new products or enhancements or that our new products or enhancements will adequately address the changing needs of the marketplace. In addition, some of our new products and enhancements may require us to develop new hardware architectures that involve complex, expensive and time-consuming research and development processes. Although the market expects rapid introduction of new products and enhancements to respond to new threats, the development of these products and enhancements is difficult and the timetable for commercial release and availability is uncertain, as there can be significant time lags between initial beta releases and the commercial availability of new products and enhancements. We may experience unanticipated delays in the availability of new products and enhancements to our platform and fail to meet customer expectations with respect to the timing of such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our customers by developing, releasing and making available on a timely basis new products and enhancements to our platform, such as our FireEye Helix platform and enhancements to our endpoint solution, that can adequately respond to advanced threats and our customers’ needs, our competitive position and business prospects will be harmed. Furthermore, from time to time, we or our competitors may announce new products with capabilities or technologies that could have the potential to replace or shorten the life cycles of our existing products. There can be no assurance that announcements of new products will not cause customers to defer purchasing our existing products.
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
In addition, our reliance on third-party manufacturers exposes us to the risk that certain minerals, known as “conflict minerals,” that are contained in our products have originated in the Democratic Republic of the Congo or an adjoining country. As a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted disclosure requirements for public companies whose products contain conflict minerals that are necessary to the functionality or production of such products. Although the SEC has provided guidance with respect to a portion of the conflict minerals filing requirements that somewhat reduced the reporting required, we have incurred and expect to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of the conflict minerals used in our products. Moreover, the implementation of these requirements could adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products to the extent that there may be only a limited number of suppliers offering “conflict free” minerals that can be used in our products. There can be no assurance that we will be able to obtain such minerals in sufficient quantities or at competitive prices. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to not purchase our products, which could impact our sales.
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
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Since the date of our initial public offering, the price of our common stock has ranged from $10.35 to $97.35 through October 31, 2017, and the last reported sale price on October 31, 2017 was $16.92. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

10.1
Offer Letter between the Registrant and Robert E. Switz, dated September 11, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-k, Commission File No. 001-36067, filed on September 13, 2017)

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1
Offer Letter between the Registrant and Robert E. Switz, dated September 11, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-k, Commission File No. 001-36067, filed on September 13, 2017)

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

FIREEYE, INC.

Dated: November 2, 2017	By:	/s/ Frank E. Verdecanna
Frank E. Verdecanna
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and duly authorized signatory)