Form 10-K
period 2017-12-31
FireEye, Inc.
filed 2018-02-23
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number 001-36067

FireEye, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1548921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 McCarthy Blvd.
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2.7 billion, based on the closing sales price of such stock reported for such date on The NASDAQ Global Select Market. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of outstanding shares of the registrant’s common stock was 191,575,919 as of February 21, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” the negative and plural forms of these words and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the evolution of the threat landscape facing our customers and prospects;

•	our ability to educate the market regarding the advantages of our security solutions;

•	our ability to continue to grow revenues;

•	our future financial and operating results;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	beliefs and objectives for future operations;

•	our ability to expand our leadership position in advanced network security;

•	our ability to attract and retain customers and to expand our solutions footprint within each of these customers;

•	our expectations concerning retention rates for subscriptions and services by existing customers;

•	our ability to maintain our competitive technological advantages against new entrants in our industry;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	cost of revenue, including changes in costs associated with products, manufacturing and customer support;

•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	anticipated income tax rates;

•	potential attrition and other impacts associated with restructuring;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	our ability to generate cash flows from operations and free cash flows;

•	our ability to capture new, and renew existing, contracts with the United States and international governments;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	the release of new products;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies; and

•	the effects of seasonal trends on our results of operations.
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

PART I
Item 1. Business
General
We provide comprehensive intelligence-based cybersecurity solutions that allow organizations to prepare for, prevent, respond to and remediate cyber attacks. Our portfolio of cybersecurity products and services is designed to detect and prevent attacks as well as enable rapid discovery and response when a breach occurs. We accomplish this through the integration of our three core competitive advantages in products and services that adapt to changes in the threat environment in a cycle of innovation. Our core competitive advantages include:

•
Our high efficacy detection of known and unknown threats using machine-learning, behavioral analytics, and other intelligence-driven analysis (IDA) technologies, combined with our proprietary Multi-vector Virtual Execution (MVX) engine,

•
Our intelligence on threats and threat actors, based on the continuous flow of new attack data from our global network of sensors and virtual machines, as well as intelligence gathered by our security operations analysts and incident responders, and

•	Our accumulated security expertise derived from responding to thousands of significant breaches over the past decade.
Our threat detection and prevention products encompass appliance-based, virtual and cloud solutions for web, email and endpoint attack vectors, and provide the first line of defense against known and unknown attacks. These products are complemented by our network forensics, cloud-based threat intelligence and analytics, managed security services, cybersecurity consulting and incident response offerings. In combination, our products and services enable a proactive approach to cybersecurity that extends across the security operations cycle to reduce organizations’ overall cyber-risk at a lower total cost of ownership.
We have organized our cybersecurity solutions in a hub and spokes model designed to integrate machine-generated threat data from our detection and prevention solutions with our analytics, response and orchestration technologies in our Helix cybersecurity operations platform. Helix correlates security event data across attack vectors and overlays intelligence, rules and analytics to determine which threats present the greatest risk. The Helix cloud-based interface presents a unified view of cyber attacks and provides case management workflows to enable a rapid response.
We were founded in 2004 to address the inability of signature-based security solutions to detect the new generation of dynamic, stealthy and targeted cyber attacks, known as advanced persistent threats (APTs). To meet the challenges of detecting these previously unknown threats, for which there were no signatures, we developed our MVX engine, a purpose-built virtual machine-based threat detection and analysis engine. MVX employs a two-phased approach to deliver high fidelity alerts — anomaly detection using our IDA technologies to capture suspicious content, followed by virtual machine validation to minimize costly false positive alerts. MVX generates a continuous flow of real-time “victim-based” threat data that is correlated with intelligence on adversaries generated by our global network of security researchers and with the codified learnings from over 10 years of responding to significant breaches. This allows us to identify new attack techniques and adapt our products to new threats as they emerge.
We have expanded our business from a narrow focus on the detection of advanced persistent threats to helping our customers improve their resilience to all cyber attacks using our technologies, intelligence and expertise. In the first quarter of 2017, we introduced our FireEye Helix cybersecurity platform. Helix integrates our network, email and endpoint security technologies and our advanced threat intelligence, threat analytics, and orchestration capabilities in a hub and spokes model complemented by our managed security and consulting services. The cloud-based Helix user interface enables a unified, customized view of an organization’s attack surface, enriching alerts from FireEye and third-party security products with contextual threat intelligence on attackers’ identity, tools and techniques. Helix also includes pre-determined threat response “playbooks” based on Mandiant expertise and best practices. Helix allows security analysts to prioritize critical alerts, rapidly pivot from detection to response, and reduce the business impact of an attack.
As of December 31, 2017, we had approximately 6,600 end-customers, including more than 45% of the Forbes Global 2000. Our customers include leading enterprises in a diverse set of industries, including telecommunications, technology, financial services, public utilities, healthcare and oil and gas, as well as leading U.S. and international governmental agencies.
For 2017, 2016 and 2015, our revenue was $751.1 million, $714.1 million and $623.0 million, respectively, representing year-over-year growth of 5% for 2017, 15% for 2016 and 46% for 2015, and our net losses were $303.7 million, $480.1 million and $539.2 million, respectively.
Our business is geographically diversified, with 66% of our total revenue from the United States, 15% from Europe, the Middle East, and Africa (EMEA), 14% from Asia Pacific and Japan (APAC), and 5% from other regions in 2017. See Note 15 contained in "Notes to Consolidated Financial Statements" in Item 8 of Part II of this Annual Report on Form 10-K for more information about our customers, revenue and long-lived assets by geographic region.

We were incorporated in Delaware in February 2004 under the name NetForts, Inc., and changed our name to FireEye, Inc. in September 2005. Our principal executive offices are located at 601 McCarthy Blvd., Milpitas, California 95035, and our telephone number is (408) 321-6300. Our website is www.fireeye.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this report, and you should not consider information on our website to be part of this report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We are organized and operate in a single segment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 “Segment and Major Customer Information” included in Part II, Items 7 and 8, respectively, of this Annual Report on Form 10-K for more information.
Our Products, Subscriptions and Services
Our products are designed to address cybersecurity requirements for small-to-mid sized enterprises, remote offices, large enterprises, governments and service providers. We offer multiple appliance models as well as virtual and cloud-based form factors, each with various features and capabilities. All our detection and prevention appliance products require subscriptions to our threat intelligence and support, which are typically priced as a percentage of the appliance price in one- or three-year subscriptions. We typically invoice customers for the full term of appliance-related subscriptions up-front. Our Helix cybersecurity platform, threat analytics, and security-as-a-service offerings are offered in one- or three-year subscriptions and are priced based on appropriate use metrics. These subscriptions are invoiced either for the full term of the subscription up front or annually based on customer preferences. Professional services are invoiced according to pre-determined contract terms for consulting services and on a time-and-materials basis for incident response. We recognize professional services revenue as our services are delivered.
Products

•
Threat Detection and Prevention Solutions. Our detection and prevention products consist of vector-specific appliance, virtual appliance and cloud-based solutions to detect and block known and unknown cyber attacks. Our portfolio encompasses products for network, email, and endpoint threat vectors.

•
Network security products. Our network security products detect and block known and unknown threats hidden in Internet traffic. They are typically deployed behind traditional signature- and policy-based defenses such as network firewalls to detect and validate attacks missed by those products. Our network security products are available in a variety of form factors, deployment options and performance/capacity levels.

Integrated network security appliances (NX Series). Our NX Series of integrated appliances combine our IDA rules engines and MVX virtual-machine validation in a single, standalone appliance to secure an Internet access point at a single site. NX Series appliance capacity scales from 50 megabits per second (Mbps) to multiple gigabits per second (Gbps) of throughput.

Distributed network security appliances. In November 2016, we introduced new Smart Node appliances that separated the two primary detection and prevention processes, which enabled distributed, cloud and hybrid deployments. Network traffic capture and anomaly detection is performed by our virtual and physical Smart Node appliances installed at Internet access points on the customers’ network. MVX virtual machine-based analysis and validation is performed by the highly scalable, centrally shared MVX Smart Grid, either on-premise in the customer’s data center or hosted by FireEye. Existing NX Series appliances can be configured to operate as Smart Nodes, allowing organizations to migrate their on-premise security infrastructures seamlessly to hybrid and cloud-based architectures.

SmartVision for internal network traffic analysis. In 2017, we introduced NX SmartVision to analyze internal traffic for cyber threats, including ransomware. SmartVision leverages MVX technology and an advanced lateral network event correlation engine that integrates machine learning technology coupled with rules and intelligence derived from our incident response engagements involving ransomware attacks.

Content security products (FX Series). Our FX Series of integrated appliances analyze content on network file servers to detect and quarantine malicious content embedded in files brought into the network through online file sharing services and portable file storage devices.

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

All our email security solutions integrate with FireEye network security through our Central Management System or Helix to protect against multi-vector, blended attacks.

•
Endpoint security products (HX Series). Our HX next generation endpoint security solution equips security organizations to detect, analyze and resolve security incidents, including exploits, on desktops, laptops and other end-user devices using our intelligence-driven analysis engines. Threat intelligence and alerts are correlated between our network security, email security and endpoint security products to provide visibility across an organization and enable rapid containment. Additionally, the HX agent collects forensic data necessary for post-breach investigation and analysis of attacks. In September 2017, we introduced signature-based malware detection and prevention on HX. The addition of legacy malware detection functionality to our next-generation endpoint security solution provides a comprehensive detection, protection and response solution.

•	Security Management and Orchestration Products

•
Central Management System (CMS). Our Central Management System, or CMS, manages the overall deployment and integration of our on-premise network, email and endpoint security appliances by unifying reporting, configuration, and threat intelligence sharing. Customers generally purchase one or more CMS appliances to manage multiple FireEye detection and prevention appliances.

•
FireEye Security Orchestrator (FSO). FireEye Security Orchestrator accelerates and simplifies security operations by unifying disparate technologies and incident handling into an on-premise single console. FSO coordinates the response to critical alerts across the security and IT infrastructure using customized workflows, granular permissions, and bi-directional command and control plug-ins for many popular security and infrastructure products. FSO also provides an investigative dashboard and is a core enabling technology for the Helix cybersecurity platform.

•
FireEye Helix. Our FireEye Helix platform combines our cloud-based network, email and endpoint detection capabilities, contextual threat intelligence, threat analytics, and orchestration capabilities within a unified cloud-based interface. Helix serves as a central operating system for security operations centers by correlating machine-generated security event data from FireEye and third party security products, enriching this raw event data with our threat intelligence, and enabling rapid response through alert prioritization, case management and response orchestration. Helix also provides detailed reporting for compliance purposes.

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

•
Enterprise Forensics (PX Series). Our PX Series of appliances capture, store and index full network packets at extremely rapid speeds to allow organizations to investigate and resolve security incidents.

Subscription and Services

•	Product Subscriptions

•	Threat Intelligence Subscriptions

•
Dynamic Threat Intelligence (DTI) Cloud. Our DTI cloud is a bi-directional system that collects, correlates and anonymizes machine-generated security data from our products. DTI also distributes updated detection and prevention algorithms across the FireEye community in near real-time based on new intelligence on emerging threats.

•
FireEye iSIGHT Intelligence. FireEye iSIGHT Intelligence is a subscription service based on our active monitoring of attacker personas, including nation-state sponsored groups. The resulting intelligence on adversaries is codified in reports to enable organizations to proactively defend against new and emerging cyber threats before an attack is launched.

•	Security-as-a-Service Subscription Offerings

•
Email Threat Prevention Cloud (ETP). Our cloud-based Email Threat Prevention solution (ETP) is a hosted software-as-a-service (SaaS) email security offering that protects electronic mailboxes from cyber threats and provides anti-spam and anti-virus protection.

•
Managed Security Services (Managed Defense/FireEye-as-a-Service). Our Managed Defense/FireEye-as-a-Service offering is a managed service offering using our detection and prevention technologies, threat intelligence and analytics to monitor and analyze network traffic and security alerts from FireEye and third party products.

•
Customer Support and Maintenance Services. We offer technical support on our products and subscriptions. We provide multiple levels of support and have regional support centers located across the globe to help customers solve technical challenges they may encounter. In addition to post-sales support activities, our support organization works with our product management and engineering teams to ensure the attainment of defined pre-requisite quality levels for our products and services prior to release.

•	Professional Services

•
Incident response, compromise assessments and related security consulting services. Our cybersecurity experts help customers identify and remediate cyber breaches. Additionally, we provide security program assessments and planning, provide litigation support, and perform forensic analyses. These consulting services are marketed under the Mandiant brand.

•	Cyber Threat Intelligence Services. Cyber threat intelligence services design and build cyber threat intelligence processes and solutions within customers’ security operations.

•	Training. We offer training services to our customers and channel partners through our training department and authorized training partners.
For contributions to total revenue by significant category of revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.
Our Technologies
We have developed proprietary technologies related to threat detection, virtual machine-based threat analysis, endpoint protection, and security orchestration. We believe these technologies, combined with our threat intelligence and security expertise, differentiate our products and services.
Advanced Threat Detection and Prevention Technologies. At the core of our detection and protection capabilities for our network, email and endpoint security solutions is our proprietary, purpose-built MVX engine and intelligence-driven analysis technologies. Our MVX engine combines dynamic inspection with machine learning, advanced analytics and threat intelligence to provide high fidelity detection, negligible false-positive rates, and minimal impact on network performance. Our foundational technologies are: (i) line rate anomaly detection, (ii) proprietary virtual execution, and (iii) multi-flow cross correlation. We have built our technology over 10 years of research and development, and we believe it represents a significant competitive advantage for us. Because we first identify suspicious flows using intelligence-driven rules and analysis, including machine-learning, behavioral analysis and then, through a separate process, use our MVX engine to determine whether such suspicious flows are malicious, our technology can be deployed on a single integrated appliance, as a cloud-based service, or in a hybrid appliance/cloud architecture.
Advanced Endpoint Validation and Containment. Our endpoint security solution includes proprietary technologies that enable (i) automatic creation of indicators of compromise coupled with rapid enterprise-wide search, (ii) exploit detection and prevention, (iii) malware detection and prevention, (iv) forensic data capture and (v) rapid containment and investigation for connected and unconnected endpoints. Additionally, we have developed our endpoint technologies to correlate and consume threat intelligence from our network-based security solutions.
Evolved Network Security Architecture and Security Orchestration. Our solutions are designed to operate as part of a comprehensive security architecture to defend networks against today's cyber threats and minimize the business impact of cyber attacks. The ability to monitor all network traffic and file stores is critical to detecting cyber threats that enter through multiple vectors and move laterally across the network. We combine this visibility with our dynamic, contextual and strategic threat intelligence in our Helix platform to enable rapid, prioritized response to critical alerts across the IT infrastructure using our security orchestration technologies and tools.
Customers
Our customer base has grown to approximately 6,600 end-customers as of December 31, 2017, including more than 45% of the Forbes Global 2000. We provide products, subscriptions and services to customers of varying sizes, including enterprises, governmental agencies and educational and nonprofit organizations. Our customers include leading enterprises in a diverse set of industries, including telecommunications providers, financial services entities, Internet search engines, social networking sites, stock exchanges, electrical grid operators, networking vendors, oil and gas companies, healthcare and pharmaceutical companies and leading U.S. and international governmental agencies. Our business is not dependent on any particular end-customer as no end-customer represented more than 10% of our revenue for any of the years ended December 31, 2017, 2016 or 2015. For the years ended December 31, 2017, 2016 and 2015, one reseller represented 13%, 12% and 13%, respectively, of our total revenue. For the years ended December 31, 2017, 2016 and 2015, one distributor represented 19%, 19% and 17% respectively, of our total revenue.
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
As part of our sales strategy, we often provide prospective customers with our detection and prevention products for a short-term evaluation period. In such cases, our products are deployed within the prospective customer’s network, typically for a period ranging from one week to several months. During this period, the prospective customer conducts evaluations with the assistance of our system engineers and members of our security research team. We believe that by providing proof of concept evaluations to potential customers, we are able to contrast the effectiveness of our platform versus our competitors in identifying suspicious and potentially malicious content in their actual IT environments. Additionally, our Mandiant consultants use our technologies and products in their incident response and consulting engagements, providing de facto proof of concept evaluations in the customer’s environment. Our sales cycle varies by industry and can be long and unpredictable, but is typical of large, complex enterprise sales cycles that can last several months or more. However, some transactions can close in a few weeks when an active breach is discovered.
Marketing. Our marketing is focused on building our brand reputation and market awareness for our solutions, driving customer demand and a strong sales pipeline, and working with our channel partners around the globe. Our marketing team consists primarily of corporate marketing, channel marketing, account/lead development, operations and corporate communications. Marketing activities include demand generation, advertising, product launch activities, managing our corporate Website and partner portal, trade shows and conferences, press and analyst relations, and customer awareness. We are also actively engaged in driving global thought leadership programs through blogs and media and developing rich content such as the global cyber map and threat reports.
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
Government Affairs
We maintain relationships with several governments around the globe. Our thought leadership in defending against cyber threats has helped to shape the legislative, regulatory and policy environment to better enhance these governments’ individual and collective cyber posture. As part of this effort, we contribute to the evolving standard-making processes, help define best practices in various jurisdictions and help organizations of all sizes better understand the cyber threat landscape. We also help governments identify future needs and requirements. Through these and related activities, we engage on the front lines of emerging cybersecurity related public policy and use our knowledge and insight to improve the cybersecurity of our government and industry customers.
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
Our primary contract manufacturer is Flex Ltd., or Flex. The manufacturing agreement we entered into with Flex does not provide for any minimum purchase commitments and had an initial term of one year, which automatically renews for one-year terms, unless either party gives written notice to the other party not less than 90 days prior to the last day of the applicable term. Additionally, this agreement may be terminated by either party (i) with advance written notice provided to the other party, subject to certain notice period limitations, or (ii) with written notice, subject to applicable cure periods, if the other party has materially breached its obligations under the agreement.
Research and Development
We invest substantial resources in research and development to enhance our detection, analysis and correlation engines, expand our threat intelligence, build add-on functionality to our products, and improve our core technologies. We believe that adapting our hardware, software and cloud-based technologies to changes in the threat environment is critical to maintaining and expanding our leadership in the cyber security industry. Our engineering teams have deep networking and security expertise and work closely with our customers and our Mandiant consultants to identify current and future needs. Because our Mandiant consultants use our products in their incident response and compromise assessment engagements and provide continual feedback to our engineering teams on product performance, detection efficacy, evasion techniques and attack trends, we are able to adapt our solutions as the threat environment evolves.
In addition to our focus on platform expansion and enhancement, our research and development teams are focused on developing automation tools and machine learning techniques to reduce the time to discover and distribute new threat intelligence, as well as generate efficiencies in our services offerings. We are also investing in security platform management and orchestration capabilities to provide unified reporting, automated response, and security orchestration features to customers in a single dashboard.
We maintain research and development activities across the globe with teams located in Germany, India, Ireland, Japan, Singapore and the United States.
Research and development expense totaled $243.3 million, $279.6 million and $279.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Competition
We operate in the intensely competitive IT security market which is characterized by constant change and innovation. Changes in the threat landscape and broader IT infrastructures result in evolving customer requirements for cyber security. Several vendors have either introduced new products or incorporated features into existing products that compete with our solutions. Our current and potential future competitors fall into six general categories:

•	large networking vendors such as Cisco and Juniper that may emulate or integrate security features similar to ours into their own products;

•	large companies such as IBM, Oracle and HPE that have acquired security vendors in recent years and have the technical and financial resources to bring competitive solutions to the market;

•	independent security vendors such as Palo Alto Networks and Trend Micro that offer products or features that claim to perform similar functions to our platform;

•	small and large companies, including new market entrants, that offer niche product solutions that compete with some of the features present in our platform;

•	providers of traditional signature-based security solutions, such as Symantec; and

•	other providers of incident response and compromise assessment services.

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
Employees
As of December 31, 2017, we had approximately 2,960 employees. None of our employees are represented by a labor organization or are a party to any collective bargaining arrangement. We have never had a work stoppage, and we consider our relationship with our employees to be good.
Facilities
We currently lease approximately 190,000 square feet of space for our corporate headquarters in Milpitas, California under a lease agreement that expires during the year ended December 31, 2027. We maintain additional offices throughout the United States and various international locations including, Australia, Dubai, Germany, India, Ireland, Japan, Singapore and the United Kingdom. We believe that these facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
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
We have incurred operating losses each year since 2004, including net losses of $303.7 million, $480.1 million and $539.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.
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
Our competitors and potential competitors include large networking vendors such as Cisco Systems and Juniper Networks that may emulate or integrate security features similar to ours into their own products; large companies such as IBM, Oracle and HPE that have acquired security vendors in recent years and have the technical and financial resources to bring competitive solutions to the market; independent security vendors such as Palo Alto Networks and Trend Micro that offer products or features that claim to perform similar functions to our platform; small and large companies, including new market entrants, that offer niche product solutions that compete with some of the features present in our platform; providers of traditional signature-based security solutions, such as Symantec; and other providers of incident response and compromise assessment services. Other IT providers offer, and may continue to introduce, security features that compete with our platform, either in stand-alone security products or as additional features in their network infrastructure products. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•	greater name recognition, longer operating histories and larger customer bases;

•	larger sales and marketing budgets and resources;

•	broader distribution and established relationships with channel and distribution partners and customers;

•	greater customer support resources;

•	greater resources to make acquisitions or enter into strategic partnerships;

•	lower labor and research and development costs;

•	larger and more mature intellectual property portfolios; and

•	substantially greater financial, technical and other resources.
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
Our results of operations have varied significantly from period to period, and we expect that our results of operations, including, but not limited to our GAAP and non-GAAP measures, will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to attract new and retain existing customers or sell additional products and subscriptions to our existing customers;

•	changes in our mix of products, subscriptions and services sold, including changes in multi-year subscriptions and support;

•	the timing and success of new product, subscription or service introductions by us or our competitors;

•	real or perceived reductions in our product efficacy by our customers or in the marketplace;

•	the budgeting cycles, seasonal buying patterns and purchasing practices of customers;

•	the timing of shipments of our products and length of our sales cycles;

•	changes in customer, distributor or reseller requirements or market needs;

•	changes in the growth rate of the IT security market, particularly the market for threat protection solutions like ours that target next-generation advanced cyber attacks;

•	any change in the competitive landscape of the IT security market, including consolidation among our customers or competitors and strategic partnerships entered into by and between our competitors;

•	the level of awareness of IT security threats, particularly advanced cyber attacks, and the market adoption of our platform;

•	deferral of orders from customers in anticipation of new products or product enhancements announced by us or our competitors;

•	our ability to successfully and continuously expand our business domestically and internationally;

•	reductions in customer retention rates for our subscriptions and support;

•	decisions by organizations to purchase IT security solutions from larger, more established security vendors or from their primary IT equipment vendors;

•	changes in our pricing policies or those of our competitors;

•	any disruption in, or termination of, our relationships with channel partners;

•	our inability to fulfill our customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

•	the timing and costs related to the development or acquisition of technologies or businesses or strategic partnerships;

•	the lack of synergy or the inability to realize expected synergies, resulting from acquisitions or strategic partnerships;

•	our inability to execute, complete or integrate efficiently any acquisition that we may undertake;

•	increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions we consummate;

•
insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our products, subscriptions and services, or confronting our key suppliers, particularly our sole source suppliers, which could disrupt our supply chain;

•	the cost and potential outcomes of future litigation;

•	seasonality or cyclical fluctuations in our business;

•	political, economic and social instability;

•	future accounting pronouncements or changes in our accounting policies or practices;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our business; and

•	increases or decreases in our revenues and expenses caused by fluctuations in foreign currency exchange rates.
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
From the year ended December 31, 2010 to the year ended December 31, 2017, our revenue grew from $11.8 million to $751.1 million, which represents a compounded annual growth rate of approximately 81%. Although we have experienced rapid growth historically and currently have strong retention rates, we may not continue to grow in the future and our retention rates may decline. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

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
If we are unable to maintain consistent revenue growth or if our revenues decline, it may be difficult to achieve and maintain profitability. Our revenue for any prior quarterly or annual periods should not be relied upon as any indication of our future revenue or revenue growth.
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
Further, existing customers that purchase our platform have no contractual obligation to renew their subscriptions and support and maintenance services after the initial contract period, and given our limited operating history, we may not be able to accurately predict our retention rates. Our customers’ retention rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our platform, our customer support, customer budgets and the pricing of our platform compared with the products and services offered by our competitors. If our customers renew their subscriptions, they may renew for shorter contract lengths or on other terms that are less economically beneficial to us. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their subscriptions or renew on less favorable terms, our revenue may grow more slowly than expected, not grow at all, or even decline.
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
Recent, past and future acquisitions and investments could disrupt our business and harm our financial condition and operating results.
Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisition of iSIGHT Security, Inc. (d/b/a iSIGHT Partners, Inc.), or iSIGHT, our acquisition of Invotas International Corporation, or Invotas, our acquisition of Clean Communications Limited (d/b/a The Email Laundry), or The Email Laundry, and our acquisition of X15 Software, Inc., or X15.
The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete acquisitions that we target in the future. The risks we face in connection with acquisitions, including our acquisitions of iSIGHT, Invotas, The Email Laundry and X15 include:

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

•
integration of the acquired company’s accounting, management information, human resources and other administrative systems, as well as the acquired operations, technology and rights into our offerings, and any unanticipated expenses related to such integration;

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

•	completing the transaction and achieving the anticipated benefits of the acquisition within the expected timeframe, or at all;

•	unanticipated write-offs or charges; and

•
litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties which may differ from or be more significant than the risks our business faces.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of equity securities. For example, in January 2016, we issued 1,793,305 shares of common stock in connection with our acquisition of iSIGHT; in February 2016, we issued 742,026 shares of common stock in connection with our acquisition of Invotas; in October 2017, we issued 259,425 shares of common stock in connection with our acquisition of The Email Laundry; and in January 2018, we issued 1,016,334 shares of common stock in connection with our acquisition of X15.
. There is also a risk that future acquisitions will result in the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the write-off of goodwill, any of which could harm our financial condition or operating results.
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
Fluctuating economic conditions make it difficult to predict revenue for a particular period, and a shortfall in revenue may harm our business and operating results.
Our revenue depends significantly on general economic conditions and the demand for products in the IT security market. Economic weakness, customer financial difficulties, and constrained spending on IT security may result in decreased revenue and earnings. Such factors could make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our inventory purchases, contract manufacturer relationships and other costs and expenses. In addition, concerns regarding the effects of the "Brexit" decision, uncertainties related to changes in public policies such as domestic and international regulations, taxes or international trade agreements as well as geopolitical turmoil and other disruptions to global and regional economies and markets in many parts of the world, have and may continue to put pressure on global economic conditions and overall spending on IT security. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the EU may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our platform.
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
Disruptions or other business interruptions that affect the availability of our Dynamic Threat Intelligence, or DTI, our Helix platform, or other cloud-based products and services we offer or may offer could adversely impact our customer relationships as well as our overall business.
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
In addition, there may also be system or network interruptions if new or upgraded systems are defective or not installed properly. Moreover, interruptions in our subscription updates could result in a failure of our DTI cloud to effectively update customers’ hardware products and thereby leave our customers more vulnerable to attacks. Interruptions or failures in our service delivery could cause customers to terminate their subscriptions with us, could adversely affect our retention rates, and could harm our ability to attract new customers. Our business would also be harmed if our customers believe that our DTI cloud or other cloud-based products and services are unreliable.
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
We rely on our management team and other key employees and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to attract, integrate, train and retain qualified personnel, including members for our board of directors, could harm our business.
Our future success is substantially dependent on our ability to attract, integrate, train, retain and motivate the members of our management team and other key employees throughout our organization, including key employees obtained through our acquisitions. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area and the Washington D.C. Area, where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting or retaining qualified personnel to fulfill our current or future needs, and potential changes in U.S. immigration policy, including those that restrain the flow of technical and professional talent, may make it difficult to renew or obtain visas for highly skilled personnel that we have hired or are actively recruiting. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our platform. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, including key employees obtained through our acquisitions, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. Also, to the extent we hire employees from mature public companies with significant financial resources, we may be subject to allegations that such employees have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product.
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
If we do not effectively hire, integrate and train our direct sales force, we may be unable to add new customers or increase sales to our existing customers, and our business will be adversely affected.
We continue to be substantially dependent on our direct sales force to obtain new customers and increase sales with existing customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, integrating, training and retaining sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, a large percentage of our sales force is new to our Company. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.
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
Further, existing customers that purchase our platform have no contractual obligation to renew their subscriptions and support and maintenance services after the initial contract period, and given our limited operating history, we may not be able to accurately predict our retention rates. Our customers’ retention rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our platform, our customer support, customer budgets and the pricing of our platform compared with the products and services offered by our competitors. If our customers renew their subscriptions, they may renew for shorter contract lengths or on other terms that are less economically beneficial to us. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their subscriptions or renew on less favorable terms, our revenue may grow more slowly than expected, not grow at all, or even decline.
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
Subscription and services revenue accounts for a significant portion of our total revenue, comprising 84%, 79% and 65% for the years ended December 31, 2017, 2016 and 2015, respectively. Sales of new or renewal subscription and service contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and subscriptions, the actual or perceived efficacy of our security solutions, the prices of our products and subscriptions, the prices of products and subscriptions offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and service contracts decline, our revenue and revenue growth rate may decline and adversely affect our business. In addition, we recognize subscription and service revenue ratably over the term of the relevant service period, which is generally between one to five years. As a result, much of the subscription and service revenue we report each quarter is derived from subscription and service contracts that we sold in prior quarters. Consequently, a decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant decreases in the market acceptance of, or demand for, our subscriptions or services may not be immediately apparent from our results of operations until future periods. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new and renewal subscription contracts must be recognized ratably over the applicable service period. Furthermore, any increases in the average term of subscriptions contracts would result in revenue for those subscription contracts being recognized over longer periods of time.
The sales prices of our products, subscriptions and services may decrease, which may reduce our gross profits and adversely impact our financial results.
The sales prices for our products, subscriptions and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products, subscriptions and services, anticipation of the introduction of new products, subscriptions or services, introduction of new pricing and packaging or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products and subscriptions worldwide in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions, or the effective prices we realize in our reporting currency. Furthermore, we anticipate that the sales prices and gross profits for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new product and subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain positive gross margins and achieve profitability.
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
Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. As we face increasing competition and gain an increasingly higher profile, the possibility of intellectual property rights claims against us grows. From time to time, third parties have asserted, and we expect that third parties will continue to assert, claims of infringement of intellectual property rights against us. For example, on December 29, 2017, we executed Confidential Patent License Agreements with Finjan Holdings, Inc. (“Finjan”), whereby we resolved all pending litigation matters. Under the terms of the settlement agreement, we paid Finjan a one-time net cash settlement amount of $12.5 million in December 2017, in exchange for the resolution and settlement of all claims between FireEye and Finjan and for cross-licenses between the companies of certain issued patents and patent applications. Other security companies have paid amounts to the same plaintiff to license some of the patents asserted against us. Third parties may in the future also assert claims against our customers or channel partners, whom our standard license and other agreements obligate us to indemnify against claims that our products infringe the intellectual property rights of third parties. While we intend to increase the size of our patent portfolio, many of our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. In addition, future litigation may involve patent holding companies or other patent owners who have no relevant product offerings or revenue and against whom our own patents may therefore provide little or no deterrence or protection. Any claim of intellectual property infringement by a third party, even a claim without merit, could cause us to incur substantial costs defending against such claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by the discovery process.
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
If we fail to adequately protect personal information, our business, financial condition and operating results could be adversely affected.
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the European Union General Data Protection Regulation, which becomes fully effective on May 25, 2018, imposes more stringent data protection requirements, and provides for greater penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. Our failure to adequately comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our operations, financial performance and business. Evolving and changing definitions of personal data and personal information within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting technology alliance partners that may involve the sharing of data. Even the perception of privacy concerns, whether or not valid, may harm our reputation, inhibit adoption of our products by current and future customers, or adversely impact our ability to attract and retain workforce talent.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Additionally, as we implement the new revenue standard, management will make judgments and assumptions based on its interpretation of the new standard, which may vary from company to company based on the unique facts and circumstances surrounding their business. It is possible that interpretation, industry practice, and guidance may continue to evolve during the early stages of adoption of the new standard. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to assets, liabilities, revenue, expenses and related disclosures.
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

•
risks associated with trade restrictions and foreign legal requirements, including any importation, certification, and localization of our platform that may be required in foreign countries and any changes in trade relations and restrictions as a result of the 2016 U.S. presidential election;

•	greater risk of unexpected changes in foreign and domestic regulatory practices, tariffs and tax laws and treaties, including regulatory and trade policy changes adopted by the new administration;

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

•
general economic and political conditions in these foreign markets, including the perception of doing business with U.S. based companies and changes in regulatory requirements that impact our operating strategies, access to global markets or hiring;

•
political and economic instability in some countries, such as those caused by the 2016 U.S. presidential election and the referendum on June 23, 2016, in which voters in the U.K. approved an exit from the EU, commonly referred to as "Brexit," and, in March 2017, began the process to leave the EU by April 2019; and

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
For example, “Brexit,” could also lead to further legislative and regulatory changes. A Data Protection Bill has been introduced to the United Kingdom’s House of Lords that proposes to substantially implement the European Union’s General Data Protection Regulation. Nevertheless, the Data Protection Bill must complete the legislative process, so it remains unclear what modifications will be made to the final legislation.
Additionally, with regard to transfers of personal data from our European customers and employees to the U.S., we historically relied on compliance with the EU-U.S. and Swiss-U.S. Safe Harbor Frameworks as agreed to by the U.S. Department of Commerce, and the EU and Switzerland, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, and Switzerland, to the U.S. In a 2015 ruling by the Court of Justice of the European Union in Case C-362/14 (Schrems v. Data Protection Commissioner), the EU-U.S. Safe Harbor Framework was deemed an invalid method of compliance with EU restrictions regarding the transfer of personal data outside of the EEA. EU and U.S. political authorities reached political agreement in February 2016 regarding the EU-U.S. Privacy Shield, which provided a new mechanism for companies to transfer EU personal data to the United States. Although the EU-U.S. Privacy Shield was granted an adequacy decision by the EU College of Commissioners on July 12, 2016, and became available to U.S. companies on August 1, 2016, with us subsequently having self-certified under the EU-U.S. Privacy Shield and a related program, the U.S.-Swiss Privacy Shield, the U.S.-EU Privacy Shield has been challenged and may be suspended or invalidated. It is uncertain that the U.S.-EU Privacy Shield will continue to remain intact and serve as an appropriate means for us to meet European requirements for personal data transfers from the EEA or Switzerland to the United States. Developments in the legal landscape affecting the transfer of personal data from the EEA may cause us to find it necessary or desirable to modify our data handling practices, and may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results.
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
Additionally, Brexit resulted in an adverse impact to currency exchange rates, notably the British Pound Sterling which experienced a sharp decline in value compared to the U.S. dollar and other currencies. Continued volatility in currency exchange rates is expected in the near term as the U.K. negotiates its exit from the EU. A significantly weaker British Pound Sterling compared to the U.S. dollar could have a significantly negative effect on our financial condition and results of operations.
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
Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism or armed conflicts.
A significant natural disaster, such as an earthquake, a fire, a flood, or significant power outage could have a material adverse impact on our business, results of operations, and financial condition. Our corporate headquarters and servers hosting our cloud services are located in California, a region known for seismic activity. In addition, natural disasters could affect our supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In the event that our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, acts of terrorism, armed conflicts and other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our financial results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, the loss of customers, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.
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
The United States recently passed a comprehensive tax reform bill that could adversely affect our financial performance.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code. The changes include, but are not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, imposing a mandatory one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, introducing bonus depreciation that will allow for full expensing of qualified property, eliminating the corporate alternative minimum tax, or AMT, and changing how existing AMT credits can be realized. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our financial performance could be adversely affected. In addition, it is uncertain if, and to what extent, various states will conform to the new tax law and foreign countries will react by adopting tax legislation or taking other actions that could adversely affect our business.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations, effective tax rate and operating results.

The Tax Act was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact our tax obligations, effective tax rate and our results of operations. The Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. At this time, it is not possible to measure the potential impact on our business, prospects or results of operations.
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
We are subject to U.S. federal, state, local and sales taxes in the United States and foreign income taxes, withholding taxes and transaction taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period for which a determination is made.
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
We have provided and may continue to provide guidance about our business and future operating results. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Such factors may include the possibility that interpretation, industry practice, and accounting guidance may continue to evolve during the early stages of adoption of the new revenue standard. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Since the date of our initial public offering, the price of our common stock has ranged from $10.35 to $97.35 through February 21, 2018, and the last reported sale price on February 21, 2018 was $16.50. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock has been highly volatile since our IPO in September 2013, and beginning in June 2014, several lawsuits alleging violations of securities laws were filed against us and certain of our current and former directors and executive officers. Any securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.
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
Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans, the conversion of our convertible notes or otherwise. For example, in January 2016, we issued 1,793,305 shares of common stock in connection with our acquisition of iSIGHT; in February 2016, we issued 742,026 shares of common stock in connection with our acquisition of Invotas; in October 2017, we issued 259,425 shares of common stock in connection with our acquisition of The Email Laundry; and in January 2018, we issued 1,016,334 shares of common stock in connection with our acquisition of X15. In addition, in June 2015, we issued $920.0 million aggregate principal amount of convertible senior notes. Any future issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
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
We are subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act ("Section 404"), enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management's report for fiscal 2017 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.
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
While we were able to determine in our management's report for fiscal 2017 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest to the effectiveness of our internal controls or determine we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Milpitas, California where we currently lease approximately 190,000 square feet of space under lease agreements that expire during the year ended December 31, 2027. We maintain additional offices throughout the United States and various international locations, including, but not limited to, Australia, Dubai, Germany, India, Ireland, Japan, Singapore and the United Kingdom. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
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
Holders of Record
As of December 31, 2017, there were 99 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Price Range of Our Common Stock
The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on The NASDAQ Global Select Market:

Year Ended December 31, 2017:	High	Low
First Quarter	$13.74	$10.35
Second Quarter	$16.25	$11.82
Third Quarter	$17.51	$13.74
Fourth Quarter	$18.00	$13.40

Year Ended December 31, 2016:	High	Low
First Quarter	$22.48	$11.35
Second Quarter	$18.73	$12.38
Third Quarter	$18.42	$13.38
Fourth Quarter	$15.03	$10.87
Stock Performance Graph
The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph compares the cumulative total return of our common stock with the total return for the Standard & Poor's 500 Index and the Standard & Poor's Information Technology Index from September 20, 2013 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2017. The graph assumes that $100 was invested on September 20, 2013 in our common stock, the Standard & Poor's 500 Index and the Standard & Poor's Information Technology Index, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	9/20/13	12/13	4/14	8/14	12/14	4/15	8/15	12/15	4/16	8/16	12/16	4/17	8/17	12/17
FireEye, Inc.	$100.00	$121.14	$109.06	$86.50	$87.72	$114.72	$104.94	$57.61	$48.19	$39.89	$33.06	$34.75	$41.03	$39.44
S&P 500	$100.00	$113.98	$116.90	$125.25	$129.58	$132.07	$125.84	$131.37	$133.66	$141.64	$147.09	$157.61	$164.64	$179.20
S&P Information Technology	$100.00	$116.52	$119.52	$133.90	$139.96	$144.05	$137.19	$148.25	$143.92	$162.82	$168.79	$194.80	$213.61	$234.33
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
Recent Sales of Unregistered Securities
On October 20, 2017, as partial consideration for our acquisition of The Email Laundry, we issued 259,425 shares of our common stock to the holders of capital stock of The Email Laundry. The issuance of the shares was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, on the basis that, among other factors: (1) there was a limited number of recipients of the shares (all such recipients being collectively referred to hereinafter as “Securityholders”); (2) each of the Securityholders represented that such Securityholder was an “accredited investor” within the meaning of Rule 501(a) of Regulation D and/or that such Securityholder (either alone or with his or her purchaser representative) had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of such Securityholder’s prospective investment; (3) there was no general solicitation or advertising in connection with the issuance of the shares; (4) each of the Securityholders represented that such Securityholder understood that the shares had not been registered under the Securities Act or any state securities laws and may not be offered for sale, sold, assigned or transferred in the absence of registration or an applicable exemption from registration requirements; (5) each Securityholder received or had access to required information and had an opportunity to obtain additional information about us a reasonable period of time prior to the issuance of the shares; and (6) appropriate legends were placed upon the book-entry positions representing the shares.
Issuer Purchases of Equity Securities
No shares of our common stock were repurchased during the three months ended December 31, 2017.
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
The statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The statements of operations for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$123,696	$151,926	$216,632	$178,246	$88,253
Subscription and services	627,390	562,188	406,335	247,416	73,299
Total revenue	751,086	714,114	622,967	425,662	161,552
Cost of revenue:(1)
Product	56,807	65,158	74,481	58,980	28,912
Subscription and services	212,080	206,710	158,723	116,113	18,853
Total cost of revenue	268,887	271,868	233,204	175,093	47,765
Total gross profit	482,199	442,246	389,763	250,569	113,787
Operating expenses:(1)
Research and development	243,273	279,594	279,467	203,187	66,036
Sales and marketing	371,935	439,499	476,166	401,151	167,466
General and administrative	125,597	139,839	141,790	121,099	52,503
Restructuring charges	—	27,630	—	4,327	—
Total operating expenses	740,805	886,562	897,423	729,764	286,005
Operating loss	(258,606)	(444,316)	(507,660)	(479,195)	(172,218)
Interest income	9,323	6,582	2,935	713	68
Interest expense	(49,766)	(47,869)	(27,116)	(26)	(525)
Other income (expense), net	(10)	(3,247)	(3,284)	(1,936)	(7,257)
Loss before income taxes	(299,059)	(488,850)	(535,125)	(480,444)	(179,932)
Provision for (benefit from) income taxes	4,632	(8,721)	4,090	(36,654)	(59,297)
Net loss attributable to common stockholders	$(303,691)	$(480,129)	$(539,215)	$(443,790)	$(120,635)
Net loss per share attributable to common stockholders, basic and diluted	$(1.71)	$(2.94)	$(3.50)	$(3.12)	$(2.66)
Weighted-average shares used to compute net loss per share attributable to common stockholders	177,757	163,211	154,120	142,176	45,271
(1)    Includes share-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Stock-Based Compensation Expense:
Cost of product revenue	$2,141	$2,092	$1,588	$888	$469
Cost of subscription and services revenue	30,515	29,811	29,435	17,037	2,341
Research and development	56,720	64,755	68,329	28,968	6,958
Sales and marketing	46,766	57,750	73,286	66,773	10,748
General and administrative	30,194	43,343	49,793	38,186	8,342
Restructuring	—	1,144	—	—	—
Total stock-based compensation expense	$166,336	$198,895	$222,431	$151,852	$28,858

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$180,891	$223,667	$402,102	$146,363	$173,918
Total assets	2,332,081	2,382,965	2,441,473	1,758,881	1,376,313
Total deferred revenue	670,744	653,516	526,998	352,543	187,514
Total long-term debt	779,578	741,980	706,198	—	—
Total stockholders’ equity	$744,816	$841,112	$1,044,372	$1,250,828	$1,048,102
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
Our Business Model
We generate revenue from sales of our products, subscriptions and services. Our product revenue consists primarily of revenue from the sale of our appliance-based threat detection and prevention solutions, consisting of NX, EX, HX and FX Series of security appliances. While our NX and EX Series of integrated appliances still account for the largest portion of our product revenue, we offer our threat detection and prevention products in multiple form factors for cloud and hybrid deployments. Our detection and prevention products are complemented by our forensics and investigation products, our security management appliance, our cloud-based Helix security management and orchestration software and our professional security services to enable a proactive approach to cybersecurity that extends across the entire security operations lifecycle. Revenue from sales of our security appliances is generally recognized at the time of shipment.
We require customers to purchase a subscription to our Dynamic Threat Intelligence (DTI) and to support and maintenance services when they purchase any of our appliance-based detection and prevention products. Our customers generally purchase these subscriptions and services for a one or three year term, and revenue from such subscriptions and support services is recognized ratably over the contract period. Sales of these subscriptions and support services initially increase our deferred revenue, which totaled $670.7 million and $653.5 million as of December 31, 2017 and 2016, respectively. Amortization of this deferred revenue has contributed to the increase in our subscription and services revenue as a percentage of total revenue. For the years ended December 31, 2017, 2016 and 2015, subscription and services revenue as a percentage of total revenue was 84%, 79% and 65%, respectively. While most of the growth in our subscription and services revenue during such years relates to the amortization of the initial subscription and services agreements, renewals of such agreements have also supported this growth. Our retention rate for subscriptions and support expiring in the 12 months ended December 31, 2017 remained strong and we expect to maintain these strong retention rates in the future.
Beyond products with attached threat intelligence subscriptions and support and maintenance services, we offer several cloud-based security offerings, including threat detonation and validation, email security, threat analytics, and the FireEye Helix management and orchestration platform. We also offer threat intelligence reports and managed security services delivered through cloud-based subscriptions. Revenue from these subscriptions is recognized ratably over the subscription term, which is typically one to three years. We also offer professional services, including incident response and other security consulting services for our customers who have experienced a cybersecurity breach or require assistance assessing the resilience of their networks. Revenue from these professional services is recognized as the services are delivered.

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

	Year Ended or as of December 31,
	2017	2016	2015
	(Dollars in thousands)
Product revenue	$123,696	$151,926	$216,632
Subscription and services revenue	627,390	562,188	406,335
Total revenue	$751,086	$714,114	$622,967
Year-over-year percentage increase	5%	15%	46%
Gross margin percentage	64%	62%	63%
Deferred revenue, current	$443,064	$397,118	$305,169
Deferred revenue, non-current	$227,680	$256,398	$221,829
Billings (non-GAAP)	$768,314	$819,545	$797,422
Net cash provided by (used in) operating activities	$17,640	$(14,585)	$37,015
Free cash flow (non-GAAP)	$(26,139)	$(50,899)	$(17,534)
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
Billings. Billings are a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles, or GAAP, plus the change in deferred revenue from the beginning to the end of the period, excluding deferred revenue assumed through acquisitions. We consider billings to be a useful metric for management and investors, as a supplement to the corresponding GAAP measure, because billings drive deferred revenue, which is an important indicator of the health and visibility of trends in our business, and represent a significant percentage of future revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may define billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. For the year ended December 31, 2016, billings excluded $21.1 million of deferred revenue assumed in connection with our acquisitions. There was no such adjustment for the years ended December 31, 2017 or 2015. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenue	$751,086	$714,114	$622,967
Add: Deferred revenue, end of period	670,744	653,516	526,998
Less: Deferred revenue, beginning of period	653,516	526,998	352,543
Less: Deferred revenue assumed through acquisitions	—	21,087	—
Billings (non-GAAP)	$768,314	$819,545	$797,422
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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash flow provided by (used in) operating activities	$17,640	$(14,585)	$37,015
Less: purchase of property and equipment and demonstration units	43,779	36,314	54,549
Free cash flow (non-GAAP)	$(26,139)	$(50,899)	$(17,534)
Net cash used in investing activities	$(59,323)	$(189,696)	$(576,749)
Net cash provided by (used in) financing activities	$(1,093)	$25,846	$795,473
Factors Affecting our Performance
Market Adoption. We rely on market education to raise awareness of today’s cyber attacks and articulate the need for our security solutions and, in particular, the reasons to purchase our products. Our prospective customers often do not have a specific portion of their IT budgets allocated for products that address the next generation of advanced cyber attacks. Additionally, the market for security operations management platforms such as FireEye Helix is in the early stages of development.
We invest heavily in sales and marketing efforts to increase market awareness, educate prospective customers and drive adoption of our solutions. This market education is critical to creating new IT budget dollars or allocating more of existing IT budget dollars to advanced threat protection and management solutions and, in particular, our products and the FireEye Helix platform. The degree to which prospective customers recognize the mission critical need for advanced threat protection and security operations management solutions, including our FireEye Helix platform, will drive our ability to acquire new customers and increase renewals and follow-on sales opportunities, which, in turn, will affect our future financial performance.
Sales Productivity. Our sales organization consists of in-house sales teams who work in collaboration with external channel partners to identify new sales prospects, sell additional products, subscriptions and services, and provide post-sale support. Our sales teams are organized by territory to target large enterprise and government customers, who typically have sales cycles that can last several months or more. We have also expanded our inside sales teams to work with channel partners to expand our customer base of small and medium enterprises, or SMEs, as well as manage renewals of subscription and support contracts.
Newly hired sales and marketing resources typically require several months to establish prospect relationships and achieve full sales productivity. In addition, although we believe our investments in market education has increased awareness of us and our solutions globally, sales teams in certain international markets may face local markets with limited awareness of us and our solutions, or specific requirements not available with our solutions. All of these factors will influence the timing and overall levels of sales productivity, impacting the rate at which we will be able to convert prospects to sales and drive revenue growth.
Retention Rates. New or existing customers who purchase our appliances are required to purchase a one or three year subscription to our DTI cloud and support and maintenance services. New or existing customers who purchase our network forensic products. System or management appliances are required to purchase support and maintenance services for a term of one or three years.
We believe our customer retention rate is an important metric to measure the long-term value of our customer agreements. We define retention rate as the percentage of customers at the end of the previous period that are up for renewal in the current period that remain customers at the end of the current period on a trailing twelve month basis. Subscriptions and support and maintenance services represented 66%, 62% and 47% of our total revenue during the years ended December 31, 2017, 2016 and 2015, respectively, we believe our ability to maintain strong retention rates for these subscriptions and maintenance services will have a material impact on our future financial performance.
Follow-On Sales. After the initial sale to a new customer, we focus on expanding our relationship with the customer to sell additional products, subscriptions and services. To grow our revenue, it is important that our customers make additional purchases of our products, subscriptions and services. Sales to our existing customer base can take the form of incremental sales of appliances, subscriptions and services, either to deploy our platform into additional parts of their network, to protect additional threat vectors, or to extend their internal security resources with our managed and professional security services. Our opportunity to expand our customer relationships through follow-on sales will increase as we add new customers, broaden our portfolio of subscriptions and services and enhance the functionality of our existing products and the Helix platform. Follow-on sales lead to increased revenue over the lifecycle of a customer relationship and can significantly increase the return on our sales and marketing investments. With many of our large enterprise and government customers, we have realized follow-on sales that were multiples of the value of their initial purchases.

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

•
Subscription and services revenue. Subscription and services revenue is generated primarily from our cloud subscriptions, FireEye-as-a-Service, support and maintenance services and other professional services. We recognize revenue from subscriptions and support and maintenance services over the one or three year contract term, as applicable. Professional services, which includes incident response and compromise assessments, are offered on a time-and-material basis or through a fixed fee arrangement and we recognize the associated revenue as the services are delivered.

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
We will adopt the standard effective January 1, 2018 and will apply it retrospectively to all prior periods presented.
The most significant impact of the standard relates to our accounting for intelligence dependent appliance and software license revenue. Specifically, under the new revenue standard we will combine intelligence dependent appliances and software licenses with the related intelligence subscription and support as a single performance obligation and amortize them ratably over the longer of the estimated renewal period of the related appliance and license or the contractual term. Revenue recognition related to other appliances and software licenses not dependent on intelligence, subscription and support offerings, cloud offerings and professional services will remain substantially unchanged. We currently believe appliance and software license revenue will be recognized predominantly over the useful life of the appliance and license as most of our appliance and license offerings are intelligence dependent.
Most of our commission expenses and related payroll taxes as well as our appliance-related cost of goods sold will be capitalized and amortized on a systematic basis that is consistent with the pattern of transfer to which the asset relates.
We expect that adoption of the standard will result in the recognition of additional revenue in fiscal 2017 of $28.0 million and a reduction in revenue in fiscal 2016 of $8.5 million, primarily due to the net change in the recognition of intelligence dependent appliance and software license revenue. In addition, we expect that adoption of the standard will result in a decrease in operating loss of $18.0 million in fiscal 2017 and an increase in operating loss of $5.7 million in fiscal 2016 as a result of the net changes to revenues, costs and expenses under the new standard.
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

Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including our average selling price, the mix of products sold, the mix of revenue among products, subscriptions and services, and manufacturing costs. We expect our gross margins to fluctuate over time depending on these factors.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing and general and administrative expenses, as well as restructuring charges and charges related to one-time or infrequent events. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. Operating expenses also include allocated overhead costs consisting of certain facilities, depreciation and information technology costs.

•
Research and development. Research and development expense consists primarily of personnel costs and allocated overhead. Research and development expense also includes prototype related expenses. We expect research and development expense to decrease as a percentage of total revenue over time.

•
Sales and marketing. Sales and marketing expense consists primarily of personnel costs, partner referral fees, incentive commission costs and allocated overhead. We currently expense commission costs as incurred. Under the new revenue standard, certain commission costs are deferred and amortized. Sales and marketing expense also includes costs for market development programs, promotional and other marketing activities, travel, depreciation of proof-of-concept evaluation units and outside consulting costs. We expect sales and marketing expense to decrease as a percentage of total revenue over time.

•
General and administrative. General and administrative expense consists of personnel costs, professional service costs and allocated overhead. General and administrative personnel include our executive, finance, human resources, facilities and legal organizations. Professional service costs consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to decrease as a percentage of total revenue over time.

•
Restructuring charges. Our Board of Directors approved a restructuring plan and reduction in workforce in August 2016, designed to reduce operating expenses and align our expense structure with current growth expectations. Expenses incurred primarily consisted of employee severance charges and other termination benefits, as well as real estate and related fixed asset charges for the consolidation of certain leased facilities. We did not incur any expenses related to restructuring activities in 2017 or 2015.

Interest Income
Interest income consists of interest earned on our cash and cash equivalent and investment balances. We have historically invested our cash in money-market funds and other short-term, high quality securities. We expect interest income to vary each reporting period depending on our average investment balances during the period, types and mix of investments and fluctuations in market interest rates.
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
Provision for (benefit from) Income Taxes
Provision for income taxes primarily relates to income taxes payable in foreign jurisdictions in which we conduct business, withholding taxes, and state income taxes in the United States. The provision is offset by tax benefits primarily related to the reversal of valuation allowances previously established against our deferred tax assets. Should the tax benefits exceed the provision, then a net tax benefit is reflected for the period. Income in certain countries may be taxed at statutory tax rates that are lower than the U.S. statutory tax rate. As a result, our overall effective tax rates over the long-term may be lower than the U.S. federal statutory tax rate due to a larger proportion of net income that was subject to foreign income tax rates that are lower than the U.S. federal statutory rate.

Results of Operations
The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Revenue:
Product	$123,696	$151,926	$216,632
Subscription and services	627,390	562,188	406,335
Total revenue	751,086	714,114	622,967
Cost of revenue:
Product	56,807	65,158	74,481
Subscription and services	212,080	206,710	158,723
Total cost of revenue	268,887	271,868	233,204
Total gross profit	482,199	442,246	389,763
Operating expenses:
Research and development	243,273	279,594	279,467
Sales and marketing	371,935	439,499	476,166
General and administrative	125,597	139,839	141,790
Restructuring charges	—	27,630	—
Total operating expenses	740,805	886,562	897,423
Operating loss	(258,606)	(444,316)	(507,660)
Interest income	9,323	6,582	2,935
Interest expense	(49,766)	(47,869)	(27,116)
Other expense, net	(10)	(3,247)	(3,284)
Loss before income taxes	(299,059)	(488,850)	(535,125)
Provision for (benefit from) income taxes	4,632	(8,721)	4,090
Net loss attributable to common stockholders	$(303,691)	$(480,129)	$(539,215)

	Year Ended December 31,
	2017	2016	2015
	(Percent of total revenue)
Revenue:
Product	16%	21%	35%
Subscription and services	84	79	65
Total revenue	100	100	100
Cost of revenue:
Product	8	9	12
Subscription and services	28	29	25
Total cost of revenue	36	38	37
Total gross profit	64	62	63
Operating expenses:
Research and development	32	39	45
Sales and marketing	50	61	76
General and administrative	16	20	23
Restructuring charges	—	4	—
Total operating expenses	98	124	144
Operating loss	(34)	(62)	(81)
Interest income	1	1	—
Interest expense	(7)	(7)	(4)
Other expense, net	—	—	(1)
Loss before income taxes	(40)	(68)	(86)
Provision for (benefit from) income taxes	—	(1)	1
Net loss attributable to common stockholders	(40)%	(67)%	(87)%

Comparison of the Years Ended December 31, 2017 and 2016
Revenue

	Year Ended December 31,
	2017		2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product	$123,696	16%	$151,926	21%	$(28,230)	(19)%
Subscription and services	627,390	84	562,188	79	65,202	12
Total revenue	$751,086	100%	$714,114	100%	$36,972	5%
Subscription and services by type:
Product subscription	$356,682	48%	$316,986	45%	$39,696	13%
Support and maintenance	139,758	19	123,341	17	16,417	13
Professional services	130,950	17	121,861	17	9,089	7
Total subscription and services revenue	$627,390	84%	$562,188	79%	$65,202	12%
Revenue by geographic region:
United States	$494,766	66%	$488,623	69%	$6,143	1%
EMEA	116,011	15	102,288	14	13,723	13
APAC	104,991	14	95,285	13	9,706	10
Other	35,318	5	27,918	4	7,400	27
Total revenue	$751,086	100%	$714,114	100%	$36,972	5%
Product revenue decreased by $28.2 million, or 19%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease in product revenue was primarily due to a shift in customer buying preferences away from on premise appliance-based solutions to cloud-based and cloud-enabled subscriptions, including security delivered as a service. As a result, revenue from sales of our threat prevention appliances has declined as revenue from our cloud-based solutions has increased. Our NX Series of security appliances continued to account for the largest portion of our product revenue. This reflects the fact that customers who purchase our product portfolio generally purchase more NX Series appliances than our other appliances, as their networks typically have more Web entry points than email or file entry points to protect. We expect product revenue to continue to decline as part of this transition from on premise appliance-based solutions to cloud-based and cloud-enabled subscriptions, such as our FireEye Helix platform.
Subscription and services revenue increased by $65.2 million, or 12%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase was comprised of subscription revenue of $39.7 million, support and maintenance revenue of $16.4 million and professional services revenue of $9.1 million. The increase in subscription revenue of $39.7 million and the increase in support and maintenance revenue of $16.4 million were primarily due to an increase in initial customer purchases of $16.6 million and an increase in the amortization of deferred subscription and support revenue related to renewals of $39.6 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. We expect a continued transition of customers from product sales to our cloud subscriptions. Given our high retention rate, we expect revenue from the amortization of deferred subscription and support related to renewals to increase as a percentage of our total revenue from subscription and support. Our retention rate for subscription and support agreements expiring in the 12 months ended December 31, 2017 remained strong.
Our international revenue increased $30.8 million, or 14%, during the year ended December 31, 2017 compared to the year ended December 31, 2016, which reflects our increasing international market presence.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2017		2016		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product	$56,807		$65,158		$(8,351)	(13)%
Subscription and services	212,080		206,710		5,370	3
Total cost of revenue	$268,887		$271,868		$(2,981)	(1)%
Gross margin:
Product		54%		57%
Subscription and services		66%		63%
Total gross margin		64%		62%
The cost of product revenue decreased $8.4 million, or 13%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease in cost of product revenue was primarily driven by a decrease in product shipments.
The cost of subscription and services revenue increased $5.4 million, or 3%, during the year ended December 31, 2017 compared to the year ended December 31, 2016 due to a $7.0 million increase in software costs, a $2.8 million increase in depreciation expense and a $2.2 million increase in personnel costs, partially offset by a $5.0 million decrease in facility and IT costs and a $3.7 million decrease in the amortization of intangible assets.
Gross margin was higher for the year ended December 31, 2017 compared to the year ended December 31, 2016, due to an increase in subscription and services margins partially offset by a decrease in product margins. The increased subscription and services margins were driven by higher utilization of our professional services personnel. The decreased product margins were driven by lower shipments resulting in a higher proportion of fixed and semi-fixed costs to revenue and the mix of products sold.
Operating Expenses

	Year Ended December 31,
	2017		2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$243,273	32%	$279,594	39%	$(36,321)	(13)%
Sales and marketing	371,935	50	439,499	61	(67,564)	(15)
General and administrative	125,597	16	139,839	20	(14,242)	(10)
Restructuring charges	—	—	27,630	4	(27,630)	(100)
Total operating expenses	$740,805	98%	$886,562	124%	$(145,757)	(16)%
Includes stock-based compensation expense of:
Research and development	$56,720		$64,755
Sales and marketing	46,766		57,750
General and administrative	30,194		43,343
Total	$133,680		$165,848
Research and Development
Research and development expense decreased $36.3 million, or 13% for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily due to a $26.9 million net decrease in personnel costs which includes an $8.0 million decrease in stock-based compensation charges, as well as a $3.7 million reduction due to higher capitalized software development costs, a $1.8 million decrease in facility and IT costs, a $1.6 million decrease in telecommunications costs, a $1.3 million decrease in professional service vendor costs and a $1.2 million decrease in depreciation expense, partially offset by a $2.6 million increase in data hosting costs. The decreases were primarily driven by lower headcount and cost optimizations from our 2016 restructuring activities.
Sales and Marketing
Sales and marketing expense decreased $67.6 million, or 15%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily due to a $34.6 million decrease in personnel costs, which includes an $11.0 million decrease in stock-based compensation charges, a $9.3 million decrease in commissions, a $7.3 million decrease in facility and IT costs, a $3.9 million decrease in marketing programs, a $3.9 million decrease in depreciation expense associated with demonstration units and a  $3.5 million decrease in travel expense. The decreases were primarily driven by lower headcount and cost optimizations from our 2016 restructuring activities.
General and Administrative
General and administrative expense decreased $14.2 million, or 10%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily due to a $19.1 million decrease in personnel costs, which includes a $13.1 million decrease in stock-based compensation charges, that was primarily driven by lower headcount and cost optimizations from our 2016 restructuring activities, a $2.5 million decrease due to a charge related to the change in fair value of the contingent earn-out liability recognized in fiscal 2016 and a $1.6 million decrease in professional service vendor costs due primarily to lower acquisition-related costs, partially offset by $12.5 million in net legal settlement costs.
Restructuring Charges
During the year ended December 31, 2016, we incurred restructuring charges of approximately $27.6 million, which primarily related to a 10% reduction in our workforce, the consolidation of certain real estate facilities and impairment of certain assets under our August 2016 restructuring plan. We incurred no restructuring expenses during the year ended December 31, 2017.
Interest Income

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Interest income	$9,323	$6,582	$2,741	42%
Interest income increased for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a higher rate of return on our investments.
Interest Expense

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Interest expense	$(49,766)	$(47,869)	$(1,897)	4%
Interest expense for the year ended December 31, 2017 increased compared to the year ended December 31, 2016 due to greater amortization of discount and issuance costs on our Convertible Senior Notes.

Other Expense, Net

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Other expense, net	$(10)	$(3,247)	$3,237	(100)%
The decrease in other expense, net during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to greater foreign currency transaction gains during the year ended December 31, 2017.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Provision for (benefit from) income taxes	$4,632	$(8,721)
Effective tax rate	(1.6)%	1.8%
We recorded a tax expense for the year ended December 31, 2017 compared to a tax benefit for the year ended December 31, 2016.  The change to a tax expense in 2017 was primarily due to the reversal of a valuation allowance in connection with the acquisitions of iSIGHT and Invotas included in 2016, which was not included in 2017. We continue to maintain a full valuation allowance on all of our U.S. deferred tax assets. The tax expense for the year ended December 31, 2017 was primarily comprised of income taxes in foreign jurisdictions and withholding taxes.
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
Product revenue decreased by $64.7 million, or 30%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in product revenue was primarily due to a shift in customer buying preference away from on premise appliance-based solutions to cloud-based and cloud enabled subscriptions, including security delivered as a service. As a result, revenue from sales of our threat prevention appliances has declined as revenue from our cloud-based solutions has increased. Our Network Threat Prevention product continued to account for the largest portion of our product revenue. This reflects the fact that customers who purchase our product portfolio generally purchase more Network Threat Prevention appliances than our other appliances, as their networks typically have more Web entry points than email or file entry points to protect. We expect product revenue to continue to decline as part of this on-going transition.
Subscription and service revenue increased by $155.9 million, or 38%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was comprised of subscription revenue of $111.7 million, support and maintenance revenue of $33.6 million and professional services revenue of $10.6 million. The increase in subscription revenue of $111.7 million and the increase in support and maintenance revenue of $33.6 million were primarily due to an increase in initial customer purchases of $74.0 million and an increase in the amortization of deferred subscription and support revenue related to renewals of $71.3 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. We expect a continued transition of customers from product sales to our cloud subscriptions. Given our high retention rate, we expect revenue from the amortization of deferred subscription and support related to renewals to increase as a percentage of our total revenue from subscription and support. Our retention rate for subscription and support agreements expiring in the 12 months ended December 31, 2016 remained strong.
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
The cost of subscription and services revenue increased $48.0 million, or 30%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in cost of subscription and services revenue was due to a $31.4 million increase in personnel costs, largely driven by increased headcount, including those attributable to our 2016 acquisitions. Additionally, $11.3 million of the increase was due to the amortization of intangible assets obtained through our 2016 acquisitions, and $5.6 million of the increase was for higher facility and IT costs.
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
Interest income increased during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to higher average balances in our cash and cash equivalents and investments, as well as a higher rate of return on our investments.
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
Quarterly Results of Operations
The following unaudited quarterly statements of operations data for each of the eight quarters in the period ended December 31, 2017 have been prepared on a basis consistent with our audited annual financial statements included in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited financial statements and the related notes included in this Annual Report on Form 10-K.

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(In thousands)
Revenue:
Product	$38,278	$30,472	$31,203	$23,743	$33,586	$43,857	$40,776	$33,707
Subscription and services	163,995	159,131	154,269	149,995	151,110	142,554	134,265	134,259
Total revenue	202,273	189,603	185,472	173,738	184,696	186,411	175,041	167,966
Cost of revenue:
Product	15,465	13,815	14,676	12,851	15,391	16,675	15,959	17,133
Subscription and services	53,907	54,403	52,016	51,754	48,567	52,378	51,468	54,297
Total cost of revenue	69,372	68,218	66,692	64,605	63,958	69,053	67,427	71,430
Total gross profit	132,901	121,385	118,780	109,133	120,738	117,358	107,614	96,536
Operating expenses:
Research and development	59,858	64,316	60,747	58,352	54,574	62,665	76,372	85,983
Sales and marketing	98,524	88,901	89,630	94,880	84,310	110,756	121,405	123,028
General and administrative	40,306	29,843	27,833	27,615	30,914	32,860	33,809	42,256
Restructuring charges	—	—	—	—	—	22,423	3,537	1,670
Total operating expenses	198,688	183,060	178,210	180,847	169,798	228,704	235,123	252,937
Operating loss	(65,787)	(61,675)	(59,430)	(71,714)	(49,060)	(111,346)	(127,509)	(156,401)
Interest income	2,655	2,468	2,168	2,032	1,803	1,687	1,627	1,465
Interest expense	(12,525)	(12,611)	(12,385)	(12,245)	(12,132)	(12,019)	(11,909)	(11,809)
Other income (expense), net	(122)	—	(120)	232	(2,404)	(467)	(1,191)	815
Loss before income taxes	(75,779)	(71,818)	(69,767)	(81,695)	(61,793)	(122,145)	(138,982)	(165,930)
Provision for (benefit from) income taxes	1,247	1,127	965	1,293	(257)	1,228	338	(10,030)
Net loss attributable to common stockholders	$(77,026)	$(72,945)	$(70,732)	$(82,988)	$(61,536)	$(123,373)	$(139,320)	$(155,900)
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.41)	$(0.40)	$(0.48)	$(0.37)	$(0.75)	$(0.86)	$(0.98)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	182,281	179,732	176,645	172,236	167,228	164,728	162,045	158,781

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Percent of total revenue)
Revenue:
Product	19%	16%	17%	14%	18%	24%	23%	20%
Subscription and services	81	84	83	86	82	76	77	80
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product	8	7	8	7	8	9	9	10
Subscription and services	26	29	28	30	26	28	30	33
Total cost of revenue	34	36	36	37	34	37	39	43
Total gross profit	66	64	64	63	66	63	61	57
Operating expenses:
Research and development	30	34	33	34	30	34	44	51
Sales and marketing	49	47	48	55	46	59	69	73
General and administrative	20	16	15	16	17	18	19	25
Restructuring charges	—	—	—	—	—	12	2	1
Total operating expenses	99	97	96	105	93	123	134	150
Operating loss	(33)	(33)	(32)	(42)	(27)	(60)	(73)	(93)
Interest income	1	1	1	1	1	1	1	1
Interest expense	(5)	(6)	(7)	(7)	(7)	(7)	(7)	(7)
Other income (expense), net	—	—	—	—	(1)	—	(1)	—
Loss before income taxes	(37)	(38)	(38)	(48)	(34)	(66)	(80)	(99)
Provision for (benefit from) income taxes	1	—	—	1	—	—	—	(6)
Net loss attributable to common stockholders	(38)%	(38)%	(38)%	(49)%	(34)%	(66)%	(80)%	(93)%
Quarterly Revenue Trends
Our quarterly revenue increased year-over-year for all periods presented which is primarily due to increased subscription sales. Sequentially, our subscription and services revenues continued to increase each quarter, other than the first quarter of 2017 which was slightly lower than the fourth quarter of 2016. This growth is due to a shift in customer buying preferences away from on premise appliance-based solutions to cloud-based and cloud-enabled subscriptions. We expect that revenue recognition under the new revenue standard will generally result in lower quarterly volatility overall, as a larger percentage of our revenue will be recognized over time. However there will remain a certain amount of volatility related to products and services that will continue to be recognized on delivery (See Note 1 contained in the "Notes to Consolidated Financial Statements" in Item 8 of Part II of this Annual Report on Form 10-K for discussion of anticipated impact and status of adoption of the new standard on revenue recognition).
Quarterly Gross Margin Trends
Consistent with our quarterly revenues, quarterly gross profit increased year-over-year for all periods presented. Total gross margin, or gross profit as a percentage of revenue increased or remained steady in each sequential quarter, largely due to the shift in sales mix in product and subscriptions and services, other than from the fourth quarter of 2016 to the first quarter of 2017. As our mix of sales continues to shift from products to subscriptions and services, we believe there will be less volatility in our quarterly trends due to the ratable nature of revenue recognition associated with our subscription and service offerings, but still expect fluctuations in our quarterly gross margins in the future.
Quarterly Expense Trends
Total operating expenses decreased in each sequential quarter in 2016 as a result of our restructuring activities and effectively leveled off during the first three quarters in 2017, with an increase in the fourth quarter of 2017 due to $12.5 million in net legal settlement costs recorded in such quarter.

Liquidity and Capital Resources

	As of December 31,
	2017	2016
	(In thousands)
Cash and cash equivalents	$180,891	$223,667
Short-term investments	$715,911	$712,058

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash provided by (used in) operating activities	$17,640	$(14,585)	$37,015
Cash used in investing activities	(59,323)	(189,696)	(576,749)
Cash provided by (used in) financing activities	(1,093)	25,846	795,473
Net increase (decrease) in cash and cash equivalents	$(42,776)	$(178,435)	$255,739

As of December 31, 2017, our cash and cash equivalents of $180.9 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $61.3 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2017 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
In October 2017, we acquired The Email Laundry, a privately-held email security company. We paid cash consideration of $4.3 million and issued 259,425 shares of our common stock with an estimated fair value of $4.4 million.
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
Operating Activities
During the year ended December 31, 2017, our operating activities provided cash of $17.6 million. We incurred a net loss of $303.7 million, which included net non-cash expenses of $313.2 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities provided cash of $8.1 million, primarily sourced from deferred revenue for $17.2 million, as a result of increases in sales of subscriptions and support and maintenance services, and other long-term liabilities for $14.7 million, resulting from additional deferred rent related to our new corporate headquarters building. These sources of cash were partially offset by the use of cash related to accounts receivable for $20.7 million, resulting from growth in billings in the fourth quarter of 2017.

During the year ended December 31, 2016, our operating activities provided cash of $14.6 million. We incurred a net loss of $480.1 million, which included net non-cash expenses of $354.4 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities provided cash of $111.2 million, primarily sourced from deferred revenue for $105.4 million, as a result of increases in sales of subscriptions and support and maintenance services, and accounts receivable for $61.8 million, resulting from increased collection which benefited from the restructuring of programs to incentivize early payment. These sources of cash were partially offset by the use of cash related to current liabilities of $62.6 million, which included the payment of $7.7 million for transaction costs incurred by iSIGHT and Invotas prior to acquisition.
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
Investing Activities
Cash used in investing activities during the year ended December 31, 2017 was $59.3 million, primarily for capital expenditures to purchase property and equipment and demonstration units, net purchases of short-term investments and cash used in the acquisition of The Email Laundry.
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
Financing Activities
During the year ended December 31, 2017, financing activities used $1.1 million in cash, primarily due to contingent liability payments related to the acquisition of iSIGHT in 2016, partially offset by proceeds from employee purchases of shares under our 2013 Employee Stock Purchase Plan ("ESPP") and exercises of stock options.
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
Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of December 31, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
		(In thousands)
Convertible Senior Notes	$965,138	$12,075	$481,850	$471,213	$—
Operating leases	92,885	17,217	24,823	19,269	31,576
Purchase obligations	12,530	3,640	8,890	—	—
Contract manufacturer commitments	11,636	11,636	—	—	—
Total	$1,082,189	$44,568	$515,563	$490,482	$31,576
Total future non-cancelable minimum rental payments under operating leases of $92.9 million shown in the table above have not been reduced by future minimum sublease rentals totaling $6.4 million.
Total future payments related to our Convertible Senior Notes of $965.1 million shown in the table above is composed of $460.0 million principal amount of Series A Notes, $460.0 million principal amount of Series B Notes and future interest of $45.1 million. Although the Convertible Senior Notes have a stated maturity of June 1, 2035, they have been reflected in the table above assuming repurchase on June 1, 2020 in the case of the Series A Notes and June 1, 2022 in the case of the Series B Notes (the first date holders have the right to require us to repurchase all or any portion of their Convertible Senior Notes) at 100% of the principal amount plus accrued and unpaid interest as of these dates.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2017, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, approximately $1.6 million of unrecognized tax benefits classified as “Other long-term liabilities” in the accompanying consolidated balance sheets as of December 31, 2017, have been excluded from the contractual obligations table above.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Segment Information
We have one primary business activity and operate in one reportable segment.
Concentration
For the years ended December 31, 2017, 2016 and 2015, one distributor represented 19%, 19% and 17%, respectively, and one reseller represented 13%, 12% and 13%, respectively, of our total revenue. Our agreements with these distributors and resellers were made in the ordinary course of our business and may be terminated with or without cause by either party with advance notice. Although we believe we would experience some short-term disruption in the distribution of our products and subscriptions and services if these agreements were terminated, we believe such termination would not have a long-term material adverse effect on our financial results and that alternative resellers and other channel partners exist to deliver our products to our end-customers.
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
Our products include security product families that address critical attack vectors, including solutions to detect and prevent attacks targeting networks, email, and endpoint devices. When our solutions are deployed on an appliance, the appliance and the related subscription and support services qualify as separate units of accounting.  Therefore, product revenue from these appliances is recognized at the time of shipment.
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
At the time of shipment, product revenue generally meets the criteria for fixed or determinable fees as our partners receive an order from an end-customer prior to placing an order with us. In addition, payment from our partners is not contingent on the partners’ collection from their end-customers. Our partners do not stock products and do not have any stock rotation rights. We recognize subscription and support and maintenance services revenue ratably over the contractual service period, which is typically one or three years. Professional services revenue, including incident response and related consulting services for our customers who have experienced a cybersecurity breach or who require assistance assessing the vulnerability of their networks, and training services revenue is recognized as the services are rendered. Revenue from the sale of stand-alone software bundled with services is recognized ratably over contract term as we do not have Vendor Specific Objective Evidence, or VSOE, for the undelivered elements.
Most of our arrangements, other than renewals of subscriptions and support and maintenance services, are multiple-element arrangements with a combination of product, subscriptions, support and maintenance, and other services. For multiple-element arrangements, we allocate revenue to each unit of accounting based on an estimated selling price at the arrangement inception. The estimated selling price for each element is based upon the following hierarchy: VSOE of selling price, if available, third-party evidence, or TPE, of selling price, if VSOE of selling price is not available, or best estimate of selling price, or BESP, if neither VSOE of selling price nor TPE of selling price are available. The total arrangement consideration is allocated to each separate unit of accounting using the relative estimated selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code. The changes include, but are not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, imposing a mandatory one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, introducing bonus depreciation that will allow for full expensing of qualified property, eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized.
The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.
In accordance with SAB 118, we provided our best estimate of the impact of the Tax Act in the period ending December 31, 2017 based on our understanding of the Tax Act and guidance available as of the date of this filing. We remeasured our existing net U.S. deferred tax assets using the enacted tax rate and other known significant changes to the tax code. This remeasurement resulted in a total decrease in these assets by $71.7 million which was fully offset by the decrease in the valuation allowance. In addition, we recorded a $0.3 million tax benefit related to the release of valuation allowance on AMT credit carryovers because under the Tax Act, existing AMT credits are refundable from 2018 through 2021.
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
We do not provide for a U.S. income tax liability and foreign withholding taxes on undistributed foreign earnings of our foreign subsidiaries. The earnings of non-U.S. subsidiaries are currently expected to be indefinitely reinvested in non-U.S. operations.
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
Goodwill
Goodwill is the excess of the aggregate purchase price paid over the fair value of the net tangible assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate as one reporting unit and have selected December 1 as the date to perform our annual impairment test. In the valuation of our goodwill, we must make assumptions regarding estimated future cash flows to be derived from our business. If these estimates or their related assumptions change in the future, we may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing our implied fair value to our net book value. In calculating our implied fair value of goodwill, our fair value would be allocated to all of the other assets and liabilities based on their fair values. The excess of our fair value over the amount assigned to our other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There was no impairment of goodwill recorded for the years ended December 31, 2017, 2016 or 2015, and our reporting unit was not at risk of failing the first step of the impairment test for any of these periods.

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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at December 31, 2017 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $896.8 million and $935.7 million as of December 31, 2017 and 2016, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Convertible Senior Notes have fixed interest rates at 1.000% and 1.625%. The fair value of the Convertible Senior Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of December 31, 2017, the fair value of our Convertible Senior Notes was approximately $851.3 million.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
FireEye, Inc.

We have audited the accompanying consolidated balance sheets of FireEye, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements").
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of FireEye, Inc. and subsidiaries as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 23rd, 2018

We have served as the Company's auditor since 2010.

FIREEYE, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$180,891	$223,667
Short-term investments	715,911	712,058
Accounts receivable, net of allowance for doubtful accounts of $2,503 and $1,590 at December 31, 2017 and 2016, respectively	140,049	121,150
Inventories	5,746	5,955
Prepaid expenses and other current assets	34,541	25,081
Total current assets	1,077,138	1,087,911
Property and equipment, net	71,357	61,852
Goodwill	984,661	978,260
Intangible assets, net	187,388	244,032
Deposits and other long-term assets	11,537	10,910
TOTAL ASSETS	$2,332,081	$2,382,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,684	$20,269
Accrued and other current liabilities	19,569	22,997
Accrued compensation	59,588	96,004
Deferred revenue, current portion	443,064	397,118
Total current liabilities	557,905	536,388
Convertible senior notes, net	779,578	741,980
Deferred revenue, non-current portion	227,680	256,398
Other long-term liabilities	22,102	7,087
Total liabilities	1,587,265	1,541,853
Commitments and contingencies (NOTE 9)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 187,105 shares and 174,596 shares issued and outstanding as of December 31, 2017 and 2016, respectively	19	17
Additional paid-in capital	2,891,441	2,682,909
Treasury stock, at cost; 3,333 shares as of December 31, 2017 and 2016	(150,000)	(150,000)
Accumulated other comprehensive loss	(2,881)	(1,742)
Accumulated deficit	(1,993,763)	(1,690,072)
Total stockholders’ equity	744,816	841,112
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,332,081	$2,382,965
See accompanying notes to consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Product	$123,696	$151,926	$216,632
Subscription and services	627,390	562,188	406,335
Total revenue	751,086	714,114	622,967
Cost of revenue:
Product	56,807	65,158	74,481
Subscription and services	212,080	206,710	158,723
Total cost of revenue	268,887	271,868	233,204
Total gross profit	482,199	442,246	389,763
Operating expenses:
Research and development	243,273	279,594	279,467
Sales and marketing	371,935	439,499	476,166
General and administrative	125,597	139,839	141,790
Restructuring charges	—	27,630	—
Total operating expenses	740,805	886,562	897,423
Operating loss	(258,606)	(444,316)	(507,660)
Interest income	9,323	6,582	2,935
Interest expense	(49,766)	(47,869)	(27,116)
Other expense, net	(10)	(3,247)	(3,284)
Loss before income taxes	(299,059)	(488,850)	(535,125)
Provision for (benefit from) income taxes	4,632	(8,721)	4,090
Net loss attributable to common stockholders	$(303,691)	$(480,129)	$(539,215)
Net loss per share attributable to common stockholders, basic and diluted	$(1.71)	$(2.94)	$(3.50)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	177,757	163,211	154,120
See accompanying notes to consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(303,691)	$(480,129)	$(539,215)
Change in net unrealized gains (losses) on available-for-sale investments, net of tax	(1,139)	483	(1,784)
Comprehensive loss	$(304,830)	$(479,646)	$(540,999)
See accompanying notes to consolidated financial statements.

FIREEYE, INC.
Consolidated Statement of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	152,860	$15	$1,918,546	$—	$(441)	$(667,292)	$1,250,828
Issuance of common stock for equity awards, net of repurchases and tax withholdings	7,786	1	27,062	—	—	—	27,063
Issuance of common stock related to employee stock purchase plan	997	—	21,880	—	—	—	21,880
Excess tax benefit on vesting of awards and options exercised	—	—	809	—	—	—	809
Equity component of convertible senior notes, net	—	—	210,401	—	—	—	210,401
Prepaid forward stock purchase	—	—	—	(150,000)	—	—	(150,000)
Vesting of early exercise of equity awards	—	—	2,271	—	—	—	2,271
Stock-based compensation	—	—	222,119	—	—	—	222,119
Unrealized loss on investments	—	—	—	—	(1,784)	—	(1,784)
Net loss	—	—	—	—	—	(539,215)	(539,215)
Balance at December 31, 2015	161,643	16	2,403,088	(150,000)	(2,225)	(1,206,507)	1,044,372
Issuance of common stock for equity awards, net of repurchases and tax withholdings	8,438	1	12,720	—	—	—	12,721
Issuance of common stock related to employee stock purchase plan	1,980	—	22,080	—	—	—	22,080
Issuance of common stock related to iSIGHT Security, Inc. acquisition	1,793	—	29,900	—	—	—	29,900
Issuance of common stock related to Invotas International Corporation acquisition	742	—	11,100	—	—	—	11,100
Vesting of early exercise of equity awards	—	—	1,519	—	—	—	1,519
Stock-based compensation	—	—	199,066	—	—	—	199,066
Unrealized gain on investments	—	—	—	—	483	—	483
Cumulative-effect adjustment for adoption of ASU 2016-09	—	—	3,436	—	—	(3,436)	—
Net loss	—	—	—	—	—	(480,129)	(480,129)
Balance at December 31, 2016	174,596	17	2,682,909	(150,000)	(1,742)	(1,690,072)	841,112
Issuance of common stock for equity awards, net of repurchases and tax withholdings	10,513	2	17,741	—	—	—	17,743
Issuance of common stock related to employee stock purchase plan	1,737	—	20,094	—	—	—	20,094
Issuance of common stock related to Clean Communications Limited acquisition	259	—	4,361	—	—	—	4,361
Stock-based compensation	—	—	166,336	—	—	—	166,336
Unrealized gain on investments	—	—	—	—	(1,139)	—	(1,139)
Net loss	—	—	—	—	—	(303,691)	(303,691)
Balance at December 31, 2017	187,105	$19	$2,891,441	$(150,000)	$(2,881)	$(1,993,763)	$744,816
See accompanying notes to the consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(303,691)	$(480,129)	$(539,215)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	103,417	119,267	111,956
Stock-based compensation	166,336	199,066	222,119
Non-cash interest expense related to convertible senior notes	37,598	35,782	20,069
Change in fair value of contingent earn-out liability	(54)	2,356	—
Deferred income taxes	(1,287)	(11,926)	(1,353)
Other	7,217	9,836	4,672
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(20,749)	61,785	19,126
Inventories	(3,333)	1,415	(7,820)
Prepaid expenses and other assets	(4,736)	9,344	(675)
Accounts payable	6,040	(19,093)	7,705
Accrued liabilities	(3,659)	(11,154)	7,495
Accrued transaction costs of acquiree	—	(7,727)	—
Accrued compensation	2,565	(24,621)	14,742
Deferred revenue	17,227	105,431	174,455
Other long-term liabilities	14,749	(4,217)	3,739
Net cash provided by (used in) operating activities	17,640	(14,585)	37,015
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(43,779)	(36,314)	(54,549)
Purchases of short-term investments	(409,358)	(507,073)	(769,097)
Proceeds from maturities of short-term investments	397,483	554,358	245,116
Proceeds from sales of short-term investments	3,620	4,507	4,807
Business acquisitions, net of cash acquired	(4,300)	(204,926)	—
Purchase of investment in private company	(2,500)	—	(1,800)
Lease deposits	(489)	(248)	(1,226)
Net cash used in investing activities	(59,323)	(189,696)	(576,749)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible senior notes	—	—	896,530
Prepaid forward stock purchase	—	—	(150,000)
Repayment of debt of acquired business	—	(8,842)	—
Payments for contingent earn-outs	(38,928)	(112)	—
Payment related to shares withheld for taxes	(1,408)	(1,124)	(2,027)
Proceeds from employee stock purchase plan	20,094	22,080	21,880
Proceeds from exercise of equity awards	19,149	13,844	29,090
Net cash provided by (used in) financing activities	(1,093)	25,846	795,473
Net change in cash and cash equivalents	(42,776)	(178,435)	255,739
Cash and cash equivalents, beginning of period	223,667	402,102	146,363
Cash and cash equivalents, end of period	$180,891	$223,667	$402,102
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$5,360	$5,209	$2,686
Cash paid for interest	$12,075	$12,098	$6,004
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with acquisitions	$4,361	$41,000	$—
Contingent earn-out in connection with acquisitions	$—	$39,088	$—
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$13,353	$4,035	$8,604
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
FireEye, Inc. and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) provide comprehensive intelligence-based cybersecurity solutions that allow organizations to prepare for, prevent, respond to and remediate cyber attacks. Our portfolio of cyber security products and services is designed to detect and prevent attacks, as well as enable rapid discovery and response when a breach occurs. We accomplish this with products and services that adapt to changes in the threat environment in a cycle of innovation that incorporates our threat intelligence, machine-based technologies and cyber security expertise. Our core competitive advantages include:

•
Our high efficacy detection and prevention of known and unknown threats using machine-learning, behavioral analytics, and other intelligence-driven analysis (IDA) technologies, combined with our proprietary Multi-vector Virtual Execution (MVX) engine;

•
Our intelligence on threats and threat actors, based on the continuous flow of new attack data from our global network of sensors and virtual machines, as well as intelligence gathered by our security researchers, security operations analysts and incident responders; and

•	Our accumulated security expertise derived from responding to thousands of significant breaches over the past decade.
Our threat detection and prevention products encompass appliance-based, virtual and cloud solutions for network, email, and endpoint attack vectors, and provide the first line of defense against known and unknown attacks. These products are complemented by our network forensics, cloud-based threat intelligence and analytics, managed security services, cyber security consulting and incident response offerings. In combination, our products and services enable a proactive approach to cybersecurity that extends across the security operations cycle to reduce organizations’ overall cyber-risk at a lower total cost of ownership.
In January 2018, we completed the acquisition of privately held X15 Software, Inc. ("X15"), a data management company. As consideration for the acquisition, we paid approximately $20.0 million in cash and equity, subject to adjustment per the terms of the agreement.
In October 2017, we acquired Clean Communications Limited (d/b/a The Email Laundry) ("The Email Laundry"), a privately-held email security company. We paid cash consideration of $4.3 million and issued 259,425 shares of our common stock with an estimated fair value of $4.4 million.
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
Foreign currency denominated revenue and expenses have been re-measured using the average exchange rates in effect during each period. Foreign currency re-measurement gains and losses have been included in other income (expense) and have not been significant for the years ended December 31, 2017, 2016 and 2015.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Provisions have been made to reduce all slow-moving, obsolete or unusable inventories to their net realizable values. We purchase completed units from contract manufacturers and substantially all of our inventories are finished goods held for use as service replacements. As of December 31, 2017 and 2016, the reserves for excess and obsolete inventories were $4.7 million and $3.8 million, respectively.
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
Impairment of Long-Lived Assets
We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. Through December 31, 2017 we have not written down any of our long-lived assets as a result of impairment.

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
In the valuation of its goodwill, the Company must make assumptions regarding estimated future cash flows to be derived from the Company. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the Company to its net book value. In calculating the implied fair value of the Company’s goodwill, the fair value of the Company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There was no impairment of goodwill recorded for the years ended December 31, 2017, 2016 or 2015.
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
Our products include security product families that address critical attack vectors, including solutions to detect and prevent attacks targeting networks, email, and endpoint devices. When our solutions are deployed on an appliance, the appliance and the related subscription and support services qualify as separate units of accounting.  Therefore, product revenue from these appliances is recognized at the time of shipment.
At the time of shipment, product revenue meets the criteria for fixed or determinable fees. In addition, payment from our partners is not contingent on the partners' collection from their end-customers. Our partners do not stock products and do not have any stock rotation rights. We recognize subscription and support and maintenance service revenue ratably over the contractual service period, which is typically one or three years. Professional services revenue, including incident response and related consulting services for our customers who have experienced a cybersecurity breach or who require assistance assessing the vulnerability of their networks, and training services revenue is recognized as the services are rendered. Revenue from the sale of stand-alone software bundled with services is recognized ratably over contract term as we do not have Vendor Specific Objective Evidence, or VSOE, for the undelivered elements.
Most of our arrangements, other than renewals of subscriptions and support and maintenance services, are multiple-element arrangements with a combination of product, subscriptions, support and maintenance, and other services. For multiple-element arrangements, we allocate revenue to each unit of accounting based on an estimated selling price at the arrangement inception. The estimated selling price for each element is based upon the following hierarchy: VSOE of selling price, if available, third-party evidence (“TPE”) of selling price, if VSOE of selling price is not available, or best estimate of selling price (“BESP”), if neither VSOE of selling price nor TPE of selling price are available. The total arrangement consideration is allocated to each separate unit of accounting using the relative estimated selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.
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
Advertising Costs
Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $2.6 million, $3.6 million and $5.1 million during the years ended December 31, 2017, 2016 and 2015, respectively.
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
Beginning January 1, 2016 with the adoption of ASU 2016-09, we elected to recognize forfeitures as they occur, and no longer estimate a forfeiture rate when calculating the stock-based compensation for our equity awards. Stock-based compensation for the year ended December 31, 2015 was calculated using an estimated forfeiture rate based on an analysis of our actual historical forfeitures.
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
We apply the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation settlement. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within other long-term liabilities in the consolidated balance sheets.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This standard changes the definition of a business by requiring that at least one substantive process exist in the acquired entity. It also states that if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, then the set of transferred assets and activities is not a business. The guidance is effective for us beginning in the first quarter of 2018, and should be applied prospectively. Early adoption is permitted. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for us beginning in the first quarter of 2019, and should be applied on a modified retrospective basis. Early adoption is permitted. We expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures as it will materially increase our assets and liabilities.
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
We will adopt this standard effective January 1, 2018. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We have elected to apply the standard retrospectively to all prior periods presented.
The most significant impact of the standard relates to our accounting for intelligence dependent appliance and software license revenue. Revenue related to certain appliances and software licenses not dependent on intelligence, subscription and support offerings, cloud offerings and professional services will remain substantially unchanged. Specifically, under the new standard we will combine intelligence dependent appliances and software licenses with the related intelligence subscription and support as a single performance obligation. As a result, we expect to recognize intelligence dependent appliance and software license revenue ratably, rather than at the time of shipping. Where our contracts contain material right of renewal options, we expect to recognize intelligence dependent appliance and software license revenue over the longer of the life of the related appliance and license or the contractual term. For the contracts where the term is less than the life of the appliance and license, the intelligence subscription and support will be recognized ratably over the contractual term with the allocated value of the material right performance obligations being recognized in the period between the end of the contractual term and the useful life. Where our contracts do not contain material right of renewal options, or the contractual term is longer than the useful life, we expect to recognize intelligence dependent appliance and software license revenue ratably over the contractual term. Due to the complexity of certain of our customer contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in some instance from the recognition models noted above. We currently believe appliance and software license revenue will be recognized predominantly over the useful life of the appliance and license as most of our appliance and license offerings are intelligence dependent.
Incremental costs to obtain a contract will be capitalized and amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. Most of our commission expenses and related payroll taxes meet this definition. In determining the amortization period, we take into consideration the pattern of transfer to which the asset relates and the renewal periods during which renewal commissions are not commensurate with the initial commissions paid. When initial commissions are not commensurate with renewal commissions, we will recognize the non-commensurate portion of initial commissions over an estimated useful life while the commensurate portion will be recognized over the same period as the initial revenue arrangement to which it relates. Additionally, our appliance related cost of goods sold will be capitalized and amortized on a systematic basis that is consistent with the pattern of transfer to which the asset relates.
We expect that adoption of the standard will result in the recognition of additional revenue in fiscal 2017 of $28.0 million and a reduction in revenue in fiscal 2016 of $8.5 million, primarily due to the net change in the recognition of intelligence dependent appliance and software license revenue. In addition, we expect that adoption of the standard will result in a decrease in operating loss of $18.0 million in fiscal 2017 and an increase in operating loss of $5.7 million in fiscal 2016 as a result of the net changes to revenues, costs and expenses under the new standard. See Expected Impacts to Reported Results below for the expected impact of adoption of the standard on our consolidated financial statements.

Expected Impacts to Reported Results

Adoption of the standard is expected to impact our reported results as follows (in thousands):

	Year ended December 31, 2017
Statement of Operations:	As Reported	Impact of Adoption	As Adjusted
Revenue	$751,086	$28,022	$779,108
Cost of revenue	268,887	2,758	271,645
Operating expenses	740,805	7,298	748,103
Operating loss	(258,606)	17,966	(240,640)

	Year ended December 31, 2016
Statement of Operations:	As Reported	Impact of Adoption	As Adjusted
Revenue	$714,114	$(8,495)	$705,619
Cost of revenue	271,868	(785)	271,083
Operating expenses	886,562	(2,028)	884,534
Operating loss	(444,316)	(5,682)	(449,998)

	December 31, 2017
Balance Sheet:	As Reported	Impact of Adoption	As Adjusted
Accounts receivable, net	$140,049	$5,109	$145,158
Prepaid expenses & other current assets	34,541	59,746	94,287
Deposits and other long-term assets	11,537	61,230	72,767
Deferred revenue, current portion	443,064	104,040	547,104
Deferred revenue, non-current portion	227,680	135,805	363,485

	December 31, 2016
Balance Sheet:	As Reported	Impact of Adoption	As Adjusted
Accounts receivable, net	$121,150	$12,192	$133,342
Prepaid expenses & other current assets	25,081	59,983	85,064
Deposits and other long-term assets	10,910	71,094	82,004
Deferred revenue, current portion	397,118	112,084	509,202
Deferred revenue, non-current portion	256,398	162,633	419,031

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
The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of December 31, 2017				As of December 31, 2016
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$208	$—	$—	$208	$449	$—	$—	$449
Treasury bills	$3,098	$—	$—	$3,098	$—	$—	$—	$—
Total cash equivalents	3,306	—	—	3,306	449	—	—	449
Short-term investments:
Certificates of deposit	—	—	—	—	—	9,569	—	9,569
Commercial paper	—	4,987	—	4,987	—	29,920	—	29,920
Corporate notes and bonds	—	438,024	—	438,024	—	420,684	—	420,684
U.S. Government agencies	—	272,900	—	272,900	—	251,885	—	251,885
Total short-term investments	—	715,911	—	715,911	—	712,058	—	712,058
Total assets measured at fair value	$3,306	$715,911	$—	$719,217	$449	$712,058	$—	$712,507
Liabilities
Contingent earn-out	$—	$—	$—	$—	$—	$—	$41,332	$41,332
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$41,332	$41,332
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

The following is a reconciliation of the Level 3 contingent earn-out liability for the years ended December 31, 2017 and 2016 (in thousands):

Amount
Balance at acquisition (January 14, 2016)	$35,588
Measurement period adjustments (1)	3,500
Changes in fair value (2)	2,356
Cash payments	(112)
Balance as of December 31, 2016	41,332
Changes in fair value (2)	(54)
Cash payments	(41,278)
Balance as of December 31, 2017	$—
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
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a private company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the year ended December 31, 2017.
The estimated fair value of the Convertible Senior Notes as of December 31, 2017 was determined to be $851.3 million, based on quoted market prices. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

3. Investments
Our investments consisted of the following (in thousands):

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Commercial paper	$4,990	$—	$(3)	$4,987	$—	$4,987
Corporate notes and bonds	439,852	2	(1,830)	438,024	—	438,024
Treasury bills	3,098	—	—	3,098	3,098	—
U.S. Government agencies	273,950	—	(1,050)	272,900	—	272,900
Total	$721,890	$2	$(2,883)	$719,009	$3,098	$715,911

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Certificates of deposit	$9,560	$10	$(1)	$9,569	$—	$9,569
Commercial paper	29,929	—	(9)	29,920	—	29,920
Corporate notes and bonds	421,635	17	(968)	420,684	—	420,684
U.S. Government agencies	252,676	2	(793)	251,885	—	251,885
Total	$713,800	$29	$(1,771)	$712,058	$—	$712,058
The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2017
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$4,987	$(3)	$—	$—	$4,987	$(3)
Corporate notes and bonds	284,499	(1,485)	153,525	(345)	438,024	(1,830)
U.S. Government agencies	117,132	(486)	155,768	(564)	272,900	(1,050)
Total	$406,618	$(1,974)	$309,293	$(909)	$715,911	$(2,883)

	As of December 31, 2016
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$—	$—	$199	$(1)	$199	$(1)
Commercial paper	24,925	(9)	—	—	24,925	(9)
Corporate notes and bonds	294,818	(889)	99,433	(79)	394,251	(968)
U.S. Government agencies	222,171	(763)	17,657	(30)	239,828	(793)
Total	$541,914	$(1,661)	$117,289	$(110)	$659,203	$(1,771)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of December 31, 2017 and 2016.
The following table summarizes the contractual maturities of our investments at December 31, 2017 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$405,776	$404,659
Due within one to two years	316,114	314,350
Total	$721,890	$719,009

All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
As of December 31, 2017, we held a 12.5% ownership interest in a privately held company which is accounted for under the equity method based on our ability to exercise significant influence over the company's operating and financial policies. Our investments in this company are classified within deposits and other long-term assets on our consolidated balance sheets. The carrying value of our investments was $2.1 million and $0.9 million as of December 31, 2017 and 2016, respectively.
4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2017	2016
Computer equipment and software	$144,438	$144,892
Leasehold improvements	67,451	41,796
Furniture and fixtures	16,665	14,499
Machinery and equipment	447	447
Total property and equipment	229,001	201,634
Less: accumulated depreciation	(157,644)	(139,782)
Total property and equipment, net	$71,357	$61,852
During the years ended December 31, 2017, 2016 and 2015 we capitalized $14.2 million, $8.0 million and $4.3 million, respectively, of software development costs related to our cloud subscription offerings. Amortization expense related to capitalized software development costs during the years ended December 31, 2017, 2016 and 2015 was $5.6 million, $2.9 million and $0.8 million respectively.
Depreciation and amortization expense related to property and equipment and demonstration units during the years ended December 31, 2017, 2016 and 2015 was $41.8 million, $51.5 million and $61.2 million, respectively.
During the year ended December 31, 2015, we recognized $1.1 million in accelerated depreciation expense associated with changes in the estimated useful life of certain assets which were replaced in the first quarter of 2016.
5. Business Combinations
On October 20, 2017, we acquired all of the outstanding shares of The Email Laundry, a privately held email security company, which is expected to enhance our current email offerings. In connection with this acquisition, we paid cash consideration of $4.3 million and issued 259,425 shares of our common stock with an estimated fair value of $4.4 million, resulting in total purchase consideration of $8.7 million. The purchase price is subject to customary working capital and related adjustments. The purchase price was allocated to intangible assets of $2.7 million, goodwill of $6.4 million and tangible net liabilities of $0.3 million. The intangible assets are composed of technology and customer relationships, each with an estimated weighted average useful life of 3 years. The goodwill is primarily attributable to the know-how of the workforce and is not expected to be deductible for U.S. federal income tax purposes. The results of operations of The Email Laundry have been included in our consolidated statements of operations from the acquisition date. Pro forma financial information has not been presented for this acquisition as the impact to our consolidated financial statements was not material.
On January 11, 2018, we completed the acquisition of privately held X15, a data management company. We expect that the X15 technology will be incorporated into the foundation for our platform and analytics capabilities going forward. As consideration for the acquisition, we paid approximately $20.0 million in cash and equity, subject to adjustment per the terms of the agreement. We are currently in the process of completing the preliminary purchase price allocation, which will be included in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2018.

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
In connection with this acquisition, we paid upfront cash consideration of $192.8 million, incurred liabilities of $39.1 million contingent upon the achievement of a threat intelligence bookings target on or before the end of the second quarter of 2018, and issued

1,793,305 shares of our common stock with an estimated fair value of $29.9 million; 1,793,297 of which were released in February 2017 to former stockholders of iSIGHT once the threat intelligence bookings target was determined to have been achieved. This resulted in total purchase consideration of $261.8 million. The number of shares was fixed at the completion of the acquisition and is the maximum number of shares that can be released. The contingent earn-out liability is included in accrued compensation on the consolidated balance sheet as of December 31, 2017, and subsequently resulted in a cash payment of $41.3 million during February 2017, once the threat intelligence bookings target was determined to have been achieved.
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
Allocation of the purchase price of $261.8 million was as follows (in thousands):

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
The acquisition of Invotas was accounted for in accordance with the acquisition method of accounting for business combinations with FireEye as the accounting acquirer. We expensed the related acquisition costs of $0.5 million in general and administrative expenses. We also assumed and paid liabilities of $0.7 million for transaction costs incurred by Invotas prior to acquisition, which were accounted for separate from consideration transferred. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price of $28.8 million was allocated using information currently available to us. Allocation of the purchase price was as follows (in thousands):

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
The results of operations of Invotas have been included in our consolidated statements of operations from the acquisition date, although such results did not have a material impact on our consolidated revenues or net loss during the year ended December 31, 2017. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

Goodwill and Purchased Intangible Assets
Changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 were as follows (in thousands):

Amount
Balance as of December 31, 2015	$750,288
Goodwill acquired	227,972
Balance as of December 31, 2016	978,260
Goodwill acquired	6,401
Balance as of December 31, 2017	$984,661
Purchased intangible assets consisted of the following (in thousands):

	As of December 31,
	2017	2016
Developed technology	$103,903	$102,593
Content	158,700	158,700
Customer relationships	111,090	109,800
Contract backlog	12,500	12,500
Trade names	15,560	15,500
Non-competition agreements	1,400	1,400
Total intangible assets	403,153	400,493
Less: accumulated amortization	(215,765)	(156,461)
Total net intangible assets	$187,388	$244,032
Amortization expense of intangible assets during the years ended December 31, 2017, 2016 and 2015 was $59.3 million, $64.0 million and $47.1 million, respectively.
The expected future annual amortization expense of intangible assets as of December 31, 2017 is presented below (in thousands):

Years Ending December 31,	Amount
2018	$48,342
2019	46,414
2020	31,869
2021	29,282
2022	18,209
2023 and thereafter	13,272
Total	$187,388

6. Restructuring Charges
In addition to our previous restructuring activities which took place in 2014, our Board of Directors approved a restructuring plan and reduction in workforce in August 2016 designed to reduce operating expenses and align our expense structure with current growth expectations. This resulted in a 10% reduction in our workforce, the consolidation of certain real estate facilities and impairment of certain assets.
The following table sets forth a summary of restructuring activities during the years ended December 31, 2017 and 2016 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2015	$—	$217	$217
Provision for restructuring charges	21,529	1,492	23,021
Cash payments	(20,308)	(1,201)	(21,509)
Other adjustments	—	1,738	1,738
Balance, December 31, 2016	1,221	2,246	3,467
Provision for restructuring charges	—	—	—
Cash payments	(752)	(1,046)	(1,798)
Other adjustments	(469)	(265)	(734)
Balance, December 31, 2017	$—	$935	$935
The total provision for restructuring charges during the year ended December 31, 2016 of $27.6 million includes $23.0 million of cash charges shown above, as well as non-cash charges of $3.5 million related to fixed asset write-offs and $1.1 million related to stock-based compensation. Other adjustments of $1.7 million during the year ended December 31, 2016 primarily represented a reclassification of deferred rent liabilities related to closed facilities.
Other adjustments of negative $0.7 million during the year ended December 31, 2017 primarily represented relief of unused benefits, changes in fair value and foreign currency fluctuations.
The remaining restructuring balance of $0.9 million at December 31, 2017 is composed of non-cancelable lease costs which we expect to pay over the terms of the related obligations through the third quarter of 2024, net of sublease income.
7. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of December 31,
	2017	2016
Product, current	$8,956	$8,924
Subscription and services, current	434,108	388,194
Total deferred revenue, current	443,064	397,118
Product, non-current	5,030	4,748
Subscription and services, non-current	222,650	251,650
Total deferred revenue, non-current	227,680	256,398
Total deferred revenue	$670,744	$653,516

See Note 1 for the expected impact of adoption of the new revenue recognition standard on our deferred revenue balances.
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

The liability and equity components of the Convertible Senior Notes consisted of the following (in thousands):

	As of December 31,
	2017		2016
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$460,000	$460,000	$460,000	$460,000
Less: Convertible senior notes discounts and issuance costs, net of amortization	(53,762)	(86,660)	(74,126)	(103,894)
Net carrying amount	$406,238	$373,340	$385,874	$356,106

Equity component, net of issuance costs	$92,567	$117,834	$92,567	$117,834
The unamortized discounts and issuance costs as of December 31, 2017 will be amortized over a weighted-average remaining period of approximately 3.7 years.
Interest expense for the years ended December 31, 2017, 2016 and 2015 related to the Convertible Senior Notes consisted of the following (in thousands):

	Year Ended December 31,
	2017		2016		2015
	Series A Notes	Series B Notes	Series A Notes	Series B Notes	Series A Notes	Series B Notes

Coupon interest	$4,600	$7,475	$4,600	$7,475	$2,683	$4,361
Amortization of convertible senior notes discounts and issuance costs	20,364	17,234	19,343	16,439	10,833	9,236
Total interest expense recognized	$24,964	$24,709	$23,943	$23,914	$13,516	$13,597

Effective interest rate on the liability component	6.5%	6.9%	6.5%	7.0%	6.5%	7.1%
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
9. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire on various dates through the year ending December 31, 2027. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense, net of sublease income, was $19.5 million, $14.9 million and $14.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The aggregate future non-cancelable minimum rental payments on our operating leases, as of December 31, 2017, are as follows (in thousands):

Years Ending December 31,	Amount
2018	$17,217
2019	13,270
2020	11,553
2021	10,532
2022	8,737
2023 and thereafter	31,576
Total	$92,885
Total future non-cancelable minimum rental payments have not been reduced by future minimum sublease rentals totaling $6.4 million.
We are party to letters of credit totaling $3.3 million and $3.1 million as of December 31, 2017 and 2016, respectively, issued primarily in support of operating leases for several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of December 31, 2017 and 2016, we had non-cancelable open orders of $11.6 million and $10.2 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of December 31, 2017, we have not accrued any significant costs for such non-cancelable commitments.
Purchase Obligations
As of December 31, 2017, we had approximately $12.5 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In those situations in which we have received delivery of the goods or services as of December 31, 2017 under purchase orders outstanding as of the same date, such amounts are reflected in the consolidated balance sheet as accounts payable or accrued liabilities, and are excluded from the $12.5 million.
Litigation
From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into agreements which may not be available on terms favorable to us or at all.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through December 31, 2017, there have been no claims under any indemnification provisions.
10. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share, none of which were issued and outstanding as of December 31, 2017 or 2016.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of December 31, 2017 and 2016. Each share of common stock outstanding is entitled to one vote.

The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.
We had reserved shares of common stock for issuance as follows (in thousands):

	As of December 31,
	2017	2016
Reserved under stock award plans	35,838	38,005
Convertible Senior Notes	15,141	15,141
ESPP	2,985	2,851
Total	53,964	55,997
11. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant's service for so long as such stock remains unvested. Approximately 11.7 million shares and 10.0 million shares of our common stock were reserved for future grants as of December 31, 2017 and 2016, respectively, under the 2013 Plan. As of January 1, 2018, an additional 9,355,227 shares of common stock became available for future grants under our 2013 Plan pursuant to provisions thereof that automatically increase the share reserve under such plan each year.
Our ESPP allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of 2,985,358 shares and 2,850,830 shares of common stock were available for future issuance as of December 31, 2017 and 2016, respectively, under our ESPP. As of January 1, 2018, an additional 1,871,045 shares of common stock became available for future issuance under our ESPP pursuant to the provisions thereof that automatically increase the share reserve under such plan each year.
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

Stock Option Activity
A summary of the activity for our stock option changes during the reporting periods and a summary of information related to options outstanding and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2014	18,578	$9.13
Granted	—	—	$—
Exercised	(5,856)	4.97			$211,854
Cancelled	(1,228)	14.57
Balance — December 31, 2015	11,494	$10.67
Granted	—	—	$—
Exercised	(2,459)	5.64			23,343
Cancelled	(950)	23.40
Balance — December 31, 2016	8,085	$10.70
Granted	—	—	$—
Exercised	(3,295)	5.81			26,716
Cancelled	(357)	35.89
Balance — December 31, 2017	4,433	$12.31		4.8	$28,090
Options exercisable — December 31, 2017	4,427	$12.25		4.8	$28,089
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
Restricted Stock Award (RSA) and Restricted Stock Unit (RSU) Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting periods and a summary of information related to unvested restricted common stock, RSAs and RSUs and those expected to vest based on the achievement of a performance condition are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2014	8,341	$39.57
Granted	16,876	32.25
Vested	(2,783)	35.66
Cancelled	(2,380)	41.11
Unvested balance — December 31, 2015	20,054	$33.68
Granted	12,711	13.76
Vested	(6,222)	33.99
Cancelled	(6,660)	27.17
Unvested balance — December 31, 2016	19,883	$22.23
Granted	13,727	12.59
Vested	(7,316)	21.56
Cancelled	(6,277)	17.10
Unvested balance — December 31, 2017	20,017	$17.09	1.3	$284,255
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — December 31, 2017	4,298	$20.22	2.1	$61,034

During the year ended December 31, 2015, awards granted includes two cycles of annual refresh grants made to the general employee population.
Included in the 12.7 million shares granted during the year ended December 31, 2016 are 3.6 million shares granted to employees from acquisitions consummated in 2016.
During the years ended December 31, 2017, 2016 and 2015, we issued 1.8 million, 3.0 million and 5.3 million shares, respectively, of restricted common stock, restricted stock awards or restricted stock units to certain employees which vest upon the achievement of certain performance conditions in addition to a continued service relationship with the Company.
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
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our common shares under the ESPP:

Year Ended December 31,
	2017	2016	2015
Fair value of common stock	$14.14 - $15.65	$13.12 - $14.12	$19.10 - $35.16
Risk-free interest rate	1.05% - 1.62%	0.38% - 0.79%	0.09% - 0.50%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Volatility	29% - 52%	57% - 63%	38% - 42%
Dividend yield	—%	—%	—%

Stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of product revenue	$2,141	$2,092	$1,588
Cost of subscription and services revenue	30,515	29,811	29,435
Research and development	56,720	64,755	68,329
Sales and marketing	46,766	57,750	73,286
General and administrative	30,194	43,343	49,793
Restructuring	—	1,144	—
Total	$166,336	$198,895	$222,431
As of December 31, 2017, total compensation cost related to stock-based awards not yet recognized was $240.9 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.2 years.
12. Income Taxes
Loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$(131,996)	$(289,783)	$(324,805)
Foreign	(167,063)	(199,067)	(210,320)
Total	$(299,059)	$(488,850)	$(535,125)
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Federal:
Current	$—	$—	$—
Deferred	(310)	(10,941)	—
State:
Current	2	49	(160)
Deferred	—	(1,384)	—
Foreign:
Current	5,917	3,156	5,604
Deferred	(977)	399	(1,354)
Total	$4,632	$(8,721)	$4,090

Reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax benefit	—	0.3	—
Change in valuation allowance	7.4	(16.3)	(21.0)
Research and development tax credit	1.0	1.1	1.1
Stock-based compensation	0.5	(2.8)	(1.1)
Impact of foreign tax differential	(20.6)	(14.7)	(14.1)
Non-deductible/non-taxable items	(0.4)	(0.8)	(0.6)
Impact of 2017 Tax Act	(24.0)	—	—
Other, net	(0.5)	—	(0.1)
Total	(1.6)%	1.8%	(0.8)%
The components of the deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$143,791	$216,397
Accruals and reserves	8,289	15,335
Stock-based compensation	22,345	48,212
Fixed assets	7,727	14,025
Deferred revenue	43,902	64,691
Research and development credits	37,474	30,852
Other deferred tax assets	1,325	673
Gross deferred tax assets	264,853	390,185
Valuation allowance	(185,068)	(233,783)
Total deferred tax assets	79,785	156,402
Deferred tax liabilities:
Acquisition related intangibles	(45,521)	(93,151)
Convertible senior notes	(31,877)	(61,811)
Other deferred tax liabilities	—	(7)
Total deferred tax liabilities	(77,398)	(154,969)
Total net deferred tax assets	$2,387	$1,433
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code. The changes include, but are not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, imposing a mandatory one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, introducing bonus depreciation that will allow for full expensing of qualified property, eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized.
In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118, we provided our best estimate of the impact of the Tax Act in the period ended December 31, 2017 based on our understanding of the Tax Act and guidance available as of the date of this filing. We remeasured our existing net U.S. deferred tax assets using the enacted tax rate and other known significant changes to the tax code. This remeasurement resulted in a total decrease in these assets by $71.7 million which was fully offset by the decrease in valuation allowance. In addition, we recorded a $0.3 million tax benefit related to the release of valuation allowance on AMT credit carryovers because under the Tax Act, existing AMT credits are refundable from 2018 through 2021.
A valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized. Our valuation allowance decreased by approximately $48.7 million during the year ended December 31, 2017, primarily as a result of the reduction of the Company’s valuation allowance based upon the new enacted federal tax rate and partially offset by additional deferred tax assets recorded during the year as a result of acquisition intangible amortization and net operating loss carryforwards.
As of December 31, 2017, we had federal and state net operating loss carry forwards of approximately $631.5 million and $719.1 million, respectively, available to reduce future taxable income, if any. If not utilized, the federal net operating loss carry forwards will expire from the years ending December 31, 2024 through 2037 while state net operating loss carry forwards will expire from the years ending December 31, 2020 through 2037.
We also have federal and state research and development tax credit carry forwards of approximately $24.7 million and $15.7 million, respectively. If not utilized, the federal credit carry forwards will expire in various amounts from the years ended December 31, 2024 through 2037. The state credit will carry forward indefinitely.
Utilization of the net operating loss carry forwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
As of December 31, 2017, we had $39.4 million of unrecognized tax benefits, of which if recognized, $1.6 million would affect our effective tax rate. We file income tax returns in U.S. federal, state and foreign jurisdictions. As we have net operating loss carry forwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For foreign jurisdictions, the tax years open to examination include the years 2013 and forward. We do not expect the unrecognized tax benefits to change significantly over the next 12 months. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. During the year ended December 31, 2017 we recognized interest and penalties of $36,000. During the years ended December 31, 2016 and 2015, we recognized a $31,000 decrease and $183,000 increase to interest and penalties, respectively. As of December 31, 2017 and 2016, our total accrual for interest and penalties was $403,000 and $367,000, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.
A reconciliation of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Unrecognized tax benefits at the beginning of the period	$43,637	$31,902	$21,264
Additions for tax positions related to the current year	10,780	12,435	10,614
Increases related to prior year tax positions	—	561	24
Decreases related to prior year tax positions	(14,955)	(1,213)	—
Decreases based on settlements with taxing authorities	—	(48)	—
Lapse of statute of limitations	(75)	—	—
Unrecognized tax benefits at the end of the period	$39,387	$43,637	$31,902
As of December 31, 2017, we have not made any tax provision for U.S. income taxes and foreign withholding taxes on approximately $31.1 million of earnings in foreign subsidiaries, which we expect to reinvest outside of the U.S. indefinitely. If we were to distribute these earnings to the U.S., we could be subject to U.S. income taxes and foreign withholding taxes. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
13. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and warrants. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes and unvested restricted common stock and stock units. As we had net losses for the years ended December 31, 2017, 2016 and 2015, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(303,691)	$(480,129)	$(539,215)
Denominator:
Weighted average number of shares outstanding—basic and diluted	177,757	163,211	154,120
Net loss per share—basic and diluted	$(1.71)	$(2.94)	$(3.50)

The following outstanding options, unvested shares and units, ESPP shares, shares issuable upon the conversion of our Convertible Senior Notes and shares contingently issuable were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of December 31,
	2017	2016	2015
Options to purchase common stock	4,433	8,085	11,494
Unvested early exercised common shares	—	—	936
Unvested restricted stock awards and units	20,017	19,883	20,054
Convertible senior notes	15,141	15,141	15,141
iSIGHT earn-out contingently issuable shares	—	1,793	—
ESPP shares	166	314	210
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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue:
United States	$494,766	$488,623	$439,205
EMEA	116,011	102,288	80,960
APAC	104,991	95,285	73,009
Other	35,318	27,918	29,793
Total revenue	$751,086	$714,114	$622,967
Long-lived assets by geographic region based on physical location is as follows (in thousands):

	As of December 31,
	2017	2016
Property and Equipment, net:
United States	$60,202	$43,214
International	11,155	18,638
Total property and equipment, net	$71,357	$61,852
For the years ended December 31, 2017, 2016 and 2015, one distributor represented 19%, 19% and 17%, respectively, and one reseller represented 13%, 12% and 13%, respectively, of the Company's total revenue. .
As of December 31, 2017 and 2016, no customer represented 10% or more of the Company's net accounts receivable balance.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.
Changes in Internal Control over Financial Reporting
Except for the implementation of certain internal controls related to the adoption of the new revenue recognition standard, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue recognition standard on our financial statements to facilitate the adoption on January 1, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
FireEye, Inc.

We have audited the internal control over financial reporting of FireEye, Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 23, 2018 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 23, 2018

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.
As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of ours, with regard to their FireEye-related activities. Our code of business conduct and ethics is available on our website at www.fireeye.com in the Corporate Governance section of our Investor Relations webpage. We will post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the NASDAQ Stock Market. The information on our website is not incorporated by reference into this Annual Report on Form 10-K
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

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
3. Exhibits Required by Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of January 14, 2016, by and among the Registrant, Iris Merger Corporation, iSIGHT Security, Inc. and Shareholder Representative Services LLC.	8-K	001-36067	2.1	January 20, 2016

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36067	3.1	September 25, 2013

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36067	3.1	August 4, 2016

4.1	Form of the Registrant's common stock certificate.	S-1/A	333-190338	4.1	September 9, 2013

4.2	Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.1	June 5, 2015

4.3	Form of Global 1.000% Convertible Senior Note due 2035 (included in Exhibit 4.2).	8-K	001-36067	4.2	June 5, 2015

4.4	Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.3	June 5, 2015

4.5	Form of Global 1.625% Convertible Senior Note due 2035 (included in Exhibit 4.4).	8-K	001-36067	4.4	June 5, 2015

10.1†	Form of Indemnification Agreement between the Registrant and certain of its officers and directors.	S-1	333-190338	10.1	August 2, 2013

10.2†	Employee Incentive Plan.	S-1	333-190338	10.17	August 2, 2013

10.3†	Change of Control Severance Policy for Officers.	S-1/A	333-190338	10.27	August 21, 2013

10.4†	2004 Stock Option Plan, as amended, including form agreements under 2004 Stock Option Plan.	S-1	333-190338	10.5	August 2, 2013

10.5†	2008 Stock Plan, as amended, including form agreements under 2008 Stock Plan.	S-1/A	333-190338	10.6	September 9, 2013

10.6†	2013 Equity Incentive Plan, including form agreements under 2013 Equity Incentive Plan.	S-1/A	333-193717	10.6	March 3, 2014

10.7†	2013 Employee Stock Purchase Plan, as amended and restated as of August 2, 2016.	10-Q	001-36067	10.1	November 4, 2016

10.8†	Mandiant Corporation 2011 Equity Incentive Plan, as amended, including form agreements under Mandiant Corporation 2011 Equity Incentive Plan.	S-1	333-193717	10.8	February 3, 2014

10.9†	Outside Director Compensation Policy, as amended and currently in effect.	10-Q	001-36067	10.2	May 4, 2017

10.10†	Offer Letter between the Registrant and David DeWalt, dated June 15, 2016.	8-K	001-36067	10.1	June 20, 2016

10.11†	Offer Letter between the Registrant and Enrique Salem, dated February 2, 2013.	S-1	333-190338	10.11	August 2, 2013

10.12†	Offer Letter between the Registrant and Ronald E. F. Codd, dated July 28, 2012.	S-1	333-190338	10.12	August 2, 2013

10.13†	Offer Letter between the Registrant and Kimberly Alexy, dated December 12, 2014.	8-K	001-36067	10.1	January 8, 2015

10.14†	Offer Letter between the Registrant and Stephen Pusey, dated June 12, 2015.	8-K	001-36067	10.1	June 17, 2015

10.15†	Offer Letter between the Registrant and Robert E. Switz, dated September 11, 2017.	8-K	001-36067	10.1	September 13, 2017

10.16†	Offer Letter between the Registrant and Alexa King, dated August 1, 2013.	S-1/A	333-190338	10.16	August 21, 2013

10.17†	Offer Letter, between the Registrant and Kevin Mandia, dated December 24, 2013.	8-K	001-36067	10.1	January 2, 2014

10.18†	Offer Letter between the Registrant and Travis Reese, dated June 27, 2016	10-Q	001-36067	10.3	August 5, 2016

10.19†	Offer Letter between the Registrant and Michael Berry, dated August 25, 2015.	8-K	001-36067	10.1	September 8, 2015

10.20†	Offer Letter between the Registrant and William Robbins, dated October 31, 2016.	10-K	001-36067	10.21	February 24, 2017

10.21*†	Offer Letter between the Registrant and Frank Verdecanna, dated February 20, 2018.

10.22†	Key Employee Non-Competition Agreement, dated as of December 30, 2013, by and between Kevin Mandia and the Registrant.	8-K	001-36067	10.3	January 2, 2014

10.23†	Key Employee Non-Competition Agreement, dated as of December 30, 2013, by and between Travis Reese and the Registrant.	10-Q	001-36067	10.4	August 5, 2016

10.24†	Transition Agreement between the Registrant and Michael J. Berry, dated as of February 2, 2017.	8-K	001-36067	10.1	February 2, 2017

10.25	Lease, dated as of August 4, 2016, by and between the Registrant and 601 McCarthy Owner, LLC.	8-K	001-36067	10.1	August 16, 2016

10.26*	First Amendment, dated as of December 1, 2016, to the Lease dated as of August 4, 2016 by and between the Registrant and 601 McCarthy Owner, LLC.

10.27*	Second Amendment, dated as of October 19, 2017, to the Lease dated as of August 4, 2016 by and between the Registrant and 601 McCarthy Owner, LLC.

10.28††	Flextronics Design and Manufacturing Services Agreement, dated as of September 28, 2012, by and between the Registrant and Flextronics Telecom Systems, Ltd.	S-1/A	333-190338	10.19	September 9, 2013

10.29	Amendment to Flextronics Design and Manufacturing Services Agreement, effective as of August 1, 2013, by and among the Registrant, FireEye Ireland Limited and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.3	November 5, 2014

10.30	Design Statement of Work A-1 to Flextronics Design and Manufacturing Services Agreement, dated December 4, 2013, by and among the Registrant, FireEye Ireland Limited and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.4	November 5, 2014

10.31	Purchase Agreement, dated May 27, 2015, among the Registrant and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several Initial Purchasers named in Schedule I thereto	8-K	001-36067	10.1	May 29, 2015

10.32	Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC.	8-K	001-36067	10.2	May 29, 2015

10.33	Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC.	8-K	001-36067	10.3	May 29, 2015

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts receivable	Balance at beginning of period	Charged to cost and expenses	Write-offs, net of recoveries	Balance at end of period
Year ended December 31, 2015	$586	$1,342	$93	$2,021
Year ended December 31, 2016	2,021	$1,560	$(1,991)	1,590
Year ended December 31, 2017	$1,590	$2,019	$(1,106)	$2,503

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2018.

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

Signature	Title	Date

/S/ KEVIN R. MANDIA Kevin R. Mandia	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2018

/S/ FRANK E. VERDECANNA Frank E. Verdecanna	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	February 23, 2018

/S/ KIMBERLY ALEXY Kimberly Alexy	Director	February 23, 2018

/S/ RONALD E. F. CODD Ronald E. F. Codd	Director	February 23, 2018

/S/ STEPHEN PUSEY Stephen Pusey	Director	February 23, 2018

/S/ ENRIQUE SALEM Enrique Salem	Director	February 23, 2018

/S/ ROBERT E. SWITZ Robert E. Switz	Director	February 23, 2018