Form 10-K/A
period 2017-12-31
FireEye, Inc.
filed 2018-03-01
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report of FireEye, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on February 23, 2018 (the “Original Filing”).

This Amendment No. 1 is being filed solely to provide corrected versions of Deloitte & Touche LLP's reports contained in Part II, Item 8 and Part II, Item 9A of the Original Filing to replace the original versions provided by Deloitte & Touche LLP. The corrected Deloitte & Touche LLP reports include paragraph headings and a modification of the placement of certain paragraphs in the reports in accordance with the standards of the Public Company Accounting Oversight Board (United States). In addition, the phrase “and the related notes” was added to the first paragraph of Deloitte & Touche LLP’s corrected report contained in Part II, Item 8 of this Amendment No. 1. These changes do not in any way change the conclusions expressed by Deloitte & Touche LLP in the original reports, or any other disclosure included in Part II, Item 8 or Part II, Item 9A of the Original Filing.

Item 15 of this Amendment No. 1 reflects a new consent of Deloitte & Touche LLP and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer. Except as described above, this Amendment No. 1 does not amend, update, or change any other information contained in the Original Filing. For ease of reference, the entire Form 10-K, including all other exhibits filed therewith, is included with this Amendment No. 1.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of FireEye, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FireEye, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 23, 2018

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of FireEye, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of FireEye, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 23, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
3. Exhibits Required by Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of January 14, 2016, by and among the Registrant, Iris Merger Corporation, iSIGHT Security, Inc. and Shareholder Representative Services LLC.	8-K	001-36067	2.1	January 20, 2016

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36067	3.1	September 25, 2013

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36067	3.1	August 4, 2016

4.1	Form of the Registrant's common stock certificate.	S-1/A	333-190338	4.1	September 9, 2013

4.2	Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.1	June 5, 2015

4.3	Form of Global 1.000% Convertible Senior Note due 2035 (included in Exhibit 4.2).	8-K	001-36067	4.2	June 5, 2015

4.4	Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.3	June 5, 2015

4.5	Form of Global 1.625% Convertible Senior Note due 2035 (included in Exhibit 4.4).	8-K	001-36067	4.4	June 5, 2015

10.1†	Form of Indemnification Agreement between the Registrant and certain of its officers and directors.	S-1	333-190338	10.1	August 2, 2013

10.2†	Employee Incentive Plan.	S-1	333-190338	10.17	August 2, 2013

10.3†	Change of Control Severance Policy for Officers.	S-1/A	333-190338	10.27	August 21, 2013

10.4†	2004 Stock Option Plan, as amended, including form agreements under 2004 Stock Option Plan.	S-1	333-190338	10.5	August 2, 2013

10.5†	2008 Stock Plan, as amended, including form agreements under 2008 Stock Plan.	S-1/A	333-190338	10.6	September 9, 2013

10.6†	2013 Equity Incentive Plan, including form agreements under 2013 Equity Incentive Plan.	S-1/A	333-193717	10.6	March 3, 2014

10.7†	2013 Employee Stock Purchase Plan, as amended and restated as of August 2, 2016.	10-Q	001-36067	10.1	November 4, 2016

10.8†	Mandiant Corporation 2011 Equity Incentive Plan, as amended, including form agreements under Mandiant Corporation 2011 Equity Incentive Plan.	S-1	333-193717	10.8	February 3, 2014

10.9†	Outside Director Compensation Policy, as amended and currently in effect.	10-Q	001-36067	10.2	May 4, 2017

10.10†	Offer Letter between the Registrant and David DeWalt, dated June 15, 2016.	8-K	001-36067	10.1	June 20, 2016

10.11†	Offer Letter between the Registrant and Enrique Salem, dated February 2, 2013.	S-1	333-190338	10.11	August 2, 2013

10.12†	Offer Letter between the Registrant and Ronald E. F. Codd, dated July 28, 2012.	S-1	333-190338	10.12	August 2, 2013

10.13†	Offer Letter between the Registrant and Kimberly Alexy, dated December 12, 2014.	8-K	001-36067	10.1	January 8, 2015

10.14†	Offer Letter between the Registrant and Stephen Pusey, dated June 12, 2015.	8-K	001-36067	10.1	June 17, 2015

10.15†	Offer Letter between the Registrant and Robert E. Switz, dated September 11, 2017.	8-K	001-36067	10.1	September 13, 2017

10.16†	Offer Letter between the Registrant and Alexa King, dated August 1, 2013.	S-1/A	333-190338	10.16	August 21, 2013

10.17†	Offer Letter, between the Registrant and Kevin Mandia, dated December 24, 2013.	8-K	001-36067	10.1	January 2, 2014

10.18†	Offer Letter between the Registrant and Travis Reese, dated June 27, 2016	10-Q	001-36067	10.3	August 5, 2016

10.19†	Offer Letter between the Registrant and Michael Berry, dated August 25, 2015.	8-K	001-36067	10.1	September 8, 2015

10.20†	Offer Letter between the Registrant and William Robbins, dated October 31, 2016.	10-K	001-36067	10.21	February 24, 2017

10.21*†	Offer Letter between the Registrant and Frank Verdecanna, dated February 20, 2018.

10.22†	Key Employee Non-Competition Agreement, dated as of December 30, 2013, by and between Kevin Mandia and the Registrant.	8-K	001-36067	10.3	January 2, 2014

10.23†	Key Employee Non-Competition Agreement, dated as of December 30, 2013, by and between Travis Reese and the Registrant.	10-Q	001-36067	10.4	August 5, 2016

10.24†	Transition Agreement between the Registrant and Michael J. Berry, dated as of February 2, 2017.	8-K	001-36067	10.1	February 2, 2017

10.25	Lease, dated as of August 4, 2016, by and between the Registrant and 601 McCarthy Owner, LLC.	8-K	001-36067	10.1	August 16, 2016

10.26*	First Amendment, dated as of December 1, 2016, to the Lease dated as of August 4, 2016 by and between the Registrant and 601 McCarthy Owner, LLC.

10.27*	Second Amendment, dated as of October 19, 2017, to the Lease dated as of August 4, 2016 by and between the Registrant and 601 McCarthy Owner, LLC.

10.28††	Flextronics Design and Manufacturing Services Agreement, dated as of September 28, 2012, by and between the Registrant and Flextronics Telecom Systems, Ltd.	S-1/A	333-190338	10.19	September 9, 2013

10.29	Amendment to Flextronics Design and Manufacturing Services Agreement, effective as of August 1, 2013, by and among the Registrant, FireEye Ireland Limited and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.3	November 5, 2014

10.30	Design Statement of Work A-1 to Flextronics Design and Manufacturing Services Agreement, dated December 4, 2013, by and among the Registrant, FireEye Ireland Limited and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.4	November 5, 2014

10.31	Purchase Agreement, dated May 27, 2015, among the Registrant and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several Initial Purchasers named in Schedule I thereto	8-K	001-36067	10.1	May 29, 2015

10.32	Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC.	8-K	001-36067	10.2	May 29, 2015

10.33	Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC.	8-K	001-36067	10.3	May 29, 2015

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1*	Power of Attorney.	10-K	001-36067	24.1	February 23, 2018

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2018.

FIREEYE, INC.

By:	/s/ FRANK E. VERDECANNA
Frank E. Verdecanna
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*
Kevin R. Mandia	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018

/S/ FRANK E. VERDECANNA
Frank E. Verdecanna	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	February 28, 2018

*
Kimberly Alexy	Director	February 28, 2018

*
Ronald E. F. Codd	Director	February 28, 2018

*
Stephen Pusey	Director	February 28, 2018

*
Enrique Salem	Director	February 28, 2018

*
Robert E. Switz	Director	February 28, 2018

*By:	/S/ FRANK E. VERDECANNA
Frank E. Verdecanna, by Power of Attorney