Form 10-Q
period 2018-03-31
FireEye, Inc.
filed 2018-05-04
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares of the registrant's common stock outstanding as of May 1, 2018 was 191,928,725.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2018	December 31, 2017*
ASSETS
Current assets:
Cash and cash equivalents	$167,850	$180,891
Short-term investments	718,536	715,911
Accounts receivable, net of allowance for doubtful accounts of $2,585 and $2,503 at March 31, 2018 and December 31, 2017, respectively	103,056	146,317
Inventories	6,806	5,746
Prepaid expenses and other current assets	102,851	93,799
Total current assets	1,099,099	1,142,664
Property and equipment, net	76,579	71,357
Goodwill	999,920	984,661
Intangible assets, net	180,875	187,388
Deposits and other long-term assets	69,912	72,767
TOTAL ASSETS	$2,426,385	$2,458,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,749	$35,684
Accrued and other current liabilities	23,817	19,569
Accrued compensation	54,020	59,588
Deferred revenue, current portion	533,540	546,615
Total current liabilities	642,126	661,456
Convertible senior notes, net	789,272	779,578
Deferred revenue, non-current portion	352,596	363,485
Other long-term liabilities	22,957	22,102
Total liabilities	1,806,951	1,826,621
Commitments and contingencies (NOTE 10)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 191,905 shares and 187,105 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	19	19
Additional paid-in capital	2,952,085	2,891,441
Treasury stock, at cost; 3,333 shares as of March 31, 2018 and December 31, 2017	(150,000)	(150,000)
Accumulated other comprehensive loss	(4,476)	(2,881)
Accumulated deficit	(2,178,194)	(2,106,363)
Total stockholders’ equity	619,434	632,216
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,426,385	$2,458,837
* Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017*
Revenue:
Product, subscription and support	$165,473	$153,729
Professional services	33,597	31,030
Total revenue	199,070	184,759
Cost of revenue:
Product, subscription and support	47,429	46,423
Professional services	20,500	19,324
Total cost of revenue	67,929	65,747
Total gross profit	131,141	119,012
Operating expenses:
Research and development	66,196	58,352
Sales and marketing	97,251	98,988
General and administrative	28,418	27,615
Total operating expenses	191,865	184,955
Operating loss	(60,724)	(65,943)
Interest income	2,940	2,032
Interest expense	(12,717)	(12,245)
Other income (expense), net	(276)	232
Loss before income taxes	(70,777)	(75,924)
Provision for income taxes	1,053	1,293
Net loss attributable to common stockholders	$(71,830)	$(77,217)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.45)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	186,456	172,236
* Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017*
Net loss	$(71,830)	$(77,217)
Change in net unrealized gain / (losses) on available-for-sale investments, net of tax	(1,595)	323
Comprehensive loss	$(73,425)	$(76,894)
* Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,830)	$(77,217)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,389	26,365
Stock-based compensation	42,148	43,889
Non-cash interest expense related to convertible senior notes	9,694	9,226
Change in fair value of contingent earn-out liability	—	13
Deferred income taxes	(60)	251
Other	1,342	2,120
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	42,986	22,021
Inventories	(1,373)	(1,090)
Prepaid expenses and other assets	(6,330)	630
Accounts payable	(5,354)	3,331
Accrued liabilities	4,254	(930)
Accrued compensation	(5,568)	(7,006)
Deferred revenue	(23,965)	(39,789)
Other long-term liabilities	854	1,234
Net cash provided by (used in) operating activities	9,187	(16,952)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(14,487)	(8,483)
Purchases of short-term investments	(109,469)	(98,480)
Proceeds from maturities of short-term investments	104,711	94,689
Proceeds from sales of short-term investments	—	3,620
Business acquisitions, net of cash acquired	(5,977)	—
Lease deposits	(116)	(70)
Net cash used in investing activities	(25,338)	(8,724)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for contingent earn-outs	—	(38,928)
Proceeds from exercise of equity awards	3,110	4,311
Net cash provided by (used in) financing activities	3,110	(34,617)
Net change in cash and cash equivalents	(13,041)	(60,293)
Cash and cash equivalents, beginning of period	180,891	223,667
Cash and cash equivalents, end of period	$167,850	$163,374
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$646	$727
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with acquisitions	$15,387	$—
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$13,773	$5,922

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

* Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
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

Our threat detection and prevention products encompass appliance-based, virtual and cloud solutions for network, email, and endpoint security, and provide the first line of defense against known and unknown attacks. These products are complemented by our network forensics, cloud-based threat intelligence and analytics, managed security services, cyber security consulting and incident response offerings. In combination, our products and services enable a proactive approach to cybersecurity that extends across the security operations cycle to reduce organizations’ overall cyber-risk at a lower total cost of ownership.
In January 2018, we completed the acquisition of privately held X15 Software, Inc. ("X15"), a data management company. As consideration for the acquisition, we paid cash consideration of $5.3 million and issued 1,016,334 shares of our common stock with an estimated fair value of $15.4 million.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year. The balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for annual consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017.
The Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2018 using the full retrospective method. The cumulative effect of the adoption was recognized as an increase to accumulated deficit of $113 million on January 1, 2018 and impacted certain other prior period amounts. Certain amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates include, but are not limited to, determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price ("SSP") of performance obligations, subscriptions and services, commissions expense including the period of benefit of customer acquisition cost, bonus expense, future taxable income, contract manufacturer liabilities, litigation and settlement costs and other loss contingencies, fair value of our equity awards, achievement of targets for performance stock units, fair value of the liability and equity components of convertible senior notes and the purchase price allocation of acquired businesses. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from current or revised future estimates.
Summary of Significant Accounting Policies
Except for the accounting policies for revenue recognition and the associated treatments of, deferred revenue and, deferred cost of revenue and deferred commissions updated as a result of adopting ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), there have been no significant changes to our significant accounting policies as of and for the three months ended March 31, 2018, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Revenue from Contracts with Customers
Revenue is recognized when all of the following criteria are met:
•Identification of the contract, or contracts, with a customer - A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and the parties are committed to perform and, (iii) we determine that collection of substantially all consideration to which it will be entitled in exchange for goods or services that will be transferred is probable based on the customer’s intent and ability to pay the promised consideration.
•Identification of the performance obligations in the contract - Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.
•Determination of the transaction price - The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer adjusted for estimated variable consideration, if any. We typically estimate the transaction price impact of discounts offered to the customers for early payments on receivables or rebates based on sales target achievements. Constraints are applied when estimating variable considerations based on historical experience where applicable.
•Allocation of the transaction price to the performance obligations in the contract -  If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP basis. Determination of SSP requires judgement. We determine standalone selling price taking into account available information such as historical selling prices of the performance obligation, geographic location, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.
•Recognition of revenue when, or as, we satisfy performance obligation - We satisfy performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at or over the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

Nature of products and services
We generate revenue from the sales of security appliances (products), subscriptions, support and maintenance and professional services, primarily through our indirect relationships with our partners or direct relationships with end customers through our direct sales force. We account for our performance obligations in accordance with the ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and all related interpretations.
All of our security appliance deliverables include proprietary operating system software, which together with regular security intelligence updates deliver the essential functionality of our appliance-based security products. We combine intelligence dependent appliances and software licenses with the related intelligence subscription and support as a single performance obligation. As a result, we recognize intelligence dependent appliance and software license revenue ratably over the longer of the life of the related appliance and license when our contracts contain material right of renewal options or the contractual term, rather than recognizing revenue at the time of shipping. For the contracts where the term is less than the life of the appliance and license, the intelligence subscription and support revenue is recognized ratably over the contractual term with the allocated value of the material right performance obligations recognized in the period between the end of the contractual term and the useful life. Where our contracts do not contain material right of renewal options, or the contractual term is longer than the useful life, we expect to recognize intelligence dependent appliance and software license revenue ratably over the contractual term. Significant judgement is required in estimating the useful life of our security appliances that are dependent on intelligence and assessing the material rights associated with it.
Revenue from subscriptions to cloud-based services, which allow customers to use our hosted security software over a contracted period without taking possession of the software and managed services where FireEye manages security for the customer are recognized over the contractual term. We also have a small portion of our revenue from appliances and software that are not dependent on regular threat intelligence updates. Revenue from these appliances and software is therefore recognized at a point in time when ownership is transferred to our customers.

Professional services, which include incident response, compromise assessments, and other security consulting services are offered on a time and materials basis or through a fixed fee arrangement, and we recognize the associated revenue as the services are delivered.
Contract Balances
Accounts Receivable
Trade accounts receivable are recorded at the billable amount where we have the unconditional right to bill, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer's expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified.
Deferred Revenue (Contract Liabilities) and Contract Assets
Deferred revenue consists of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Deferred revenue that will be realized during the succeeding 12 month period is recorded as current, and the remaining deferred revenue is recorded as non-current. Deferred revenue presented in the consolidated balance sheet and notes thereto is net of contract assets. Our contract assets consist of assets typically resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price. Contract assets amount is immaterial as of March 31, 2018 and December 31, 2017.
In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing. Examples include invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period.
Assets Recognized from Costs to Obtain a Contract with a Customer
Deferred Commissions
Our customer acquisition costs are primarily related to sales commissions and related payroll taxes earned by our sales force and such costs are considered incremental costs to obtain a contract. Sales commissions for initial contracts are deferred and then amortized taking into consideration the pattern of transfer to which asset relate and may include expected renewal periods where renewal commissions are not commensurate with the initial commissions period. We typically recognize the initial commissions over the longer of the customer relationship (generally estimated to be four years) or over the same period as the initial revenue arrangement to which these costs relate. Renewal commissions not commensurate with the initial commissions paid are generally amortized over the renewal period. Deferred commissions that will amortize within the succeeding 12 month period are classified as current, and included in prepaid expenses and other current assets on the consolidated balance sheet. The remaining balance is classified as non-current, and included in deposits and other long-term assets. As of December 31, 2017 and March 31, 2018, the amount of deferred commissions included in prepaid expenses and other current assets was $43.8 million and $45.4 million, respectively. The amount of deferred commissions included in deposits and other long-term assets as of December 31, 2017 and March 31, 2018 was $43.0 million and $41.6 million, respectively.
Deferred Costs of Revenue
Deferred costs of revenue consists of appliance related direct and incremental costs that are capitalized and will be amortized on a systematic basis that is consistent with the pattern of transfer to which the asset relates. Deferred costs of revenue that will be realized within the succeeding 12 month period are classified as current, and included in prepaid expenses and other current assets on the consolidated balance sheets. The remaining balance is classified as non-current, and included in deposits and other long-term assets. As of December 31, 2017 and March 31, 2018, the amount of deferred costs of revenue classified as current and included in prepaid expenses and other current assets was $18.4 million and $17.8 million, respectively. The amount of deferred costs of revenue classified as non-current and included in deposits and other long-term assets as of December 31, 2017 and March 31, 2018 was $19.7 million and $18.6 million, respectively.

ASC 606 Impact to Previously Reported Results
We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select condensed consolidated balance sheet line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	As of December 31, 2017
Balance Sheet:	As Previously Reported	Impact of Adoption	As Adjusted
Accounts receivable, net	$140,049	6,268	$146,317
Prepaid expenses and other current assets	$34,541	59,258	$93,799
Deposits and other long-term assets	$11,537	61,230	$72,767
Deferred revenue, current portion	$443,064	103,551	$546,615
Deferred revenue, non-current portion	$227,680	135,805	$363,485
Stockholders' equity	$744,816	(112,600)	$632,216
Select unaudited condensed consolidated statement of operations line items, which reflects the adoption of ASC 606, are as follows (in thousands):

	Three Months Ended March 31, 2017
Condensed Consolidated Statement of Operations	As Previously Reported	Impact of Adoption	As Adjusted
Total revenue	$173,738	11,021	$184,759
Total cost of revenue	$64,605	1,142	$65,747
Total operating expenses	$180,847	4,108	$184,955
Loss before income taxes	$(81,695)	5,771	$(75,924)
Net loss attributable to common stockholders	$(82,988)	5,771	$(77,217)

Select unaudited condensed consolidated statement of cash flows line items, which reflects the adoption of ASC 606, are as follows (in thousands):

	Three Months Ended March 31, 2017
Condensed Consolidated Statement of Cash flows	As Previously Reported	Impact of Adoption	As Adjusted
Cash flows from operating activities:
Net loss	$(82,988)	5,771	$(77,217)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	$14,584	7,437	$22,021
Prepaid expenses and other assets	$(4,619)	5,249	$630
Deferred revenue	$(21,331)	(18,458)	$(39,789)
Recent Accounting Pronouncements
In February 2018, the FASB issued Accounting Standards Update (ASU) 2018-02 that provides companies with an option to reclassify stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act ("TCJA") from accumulated other comprehensive income to retained earnings. The guidance will be effective for the Company beginning in the first quarter of 2019 with early adoption permitted, and would be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the tax rate as a result of TCJA is recognized. The Company has not made a determination as to which alternative methods it will use when it adopts this standard, but does not expect the adoption of this ASU to have a material impact on its results of operations, financial position and cash flows.
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
The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of March 31, 2018				As of December 31, 2017
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$11	$—	$—	$11	$208	$—	$—	$208
Treasury bills	—	—	—	—	3,098	—	—	3,098
Commercial Paper	—	1,997	—	1,997	—	—	—	—
Total cash equivalents	11	1,997	—	2,008	3,306	—	—	3,306
Short-term investments:
Certificates of deposit	—	—	—	—	—	—	—	—
Commercial paper	—	—	—	—	—	4,987	—	4,987
Corporate notes and bonds	—	445,141	—	445,141	—	438,024	—	438,024
U.S. Government agencies	—	273,395	—	273,395	—	272,900	—	272,900
Total short-term investments	—	718,536	—	718,536	—	715,911	—	715,911
Total assets measured at fair value	$11	$720,533	$—	$720,544	$3,306	$715,911	$—	$719,217
Liabilities
Contingent earn-out	$—	$—	$—	$—	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$—	$—
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a private company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the three months ended March 31, 2018.
The estimated fair value of the Convertible Senior Notes (as defined in Note 9) as of March 31, 2018 was determined to be $863.5 million, based on quoted market prices. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

3. Investments
Our investments consisted of the following (in thousands):

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalent	Short-Term Investments
Commercial paper	1,997	—	—	1,997	1,997	—
Corporate notes and bonds	448,465	—	(3,324)	445,141	—	445,141
U.S. Government agencies	274,547	—	(1,152)	273,395	—	273,395
Total	$725,009	$—	$(4,476)	$720,533	$1,997	$718,536

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Commercial paper	4,989	—	(2)	4,987	—	4,987
Corporate notes and bonds	439,851	2	(1,829)	438,024	—	438,024
Treasury bills	3,098	—	—	3,098	3,098	—
U.S. Government agencies	273,950	—	(1,050)	272,900	—	272,900
Total	$721,888	$2	$(2,881)	$719,009	$3,098	$715,911
The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	1,997	—	—	—	1,997	—
Corporate notes and bonds	289,206	(2,494)	155,935	(831)	445,141	(3,325)
U.S. Government agencies	113,531	(686)	159,864	(465)	273,395	(1,151)
Total	$404,734	$(3,180)	$315,799	$(1,296)	$720,533	$(4,476)

	As of December 31, 2017
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	4,987	(2)	—	—	4,987	(2)
Corporate notes and bonds	284,499	(1,484)	153,525	(345)	438,024	(1,829)
U.S. Government agencies	117,132	(486)	155,768	(564)	272,900	(1,050)
Total	$406,618	$(1,972)	$309,293	$(909)	$715,911	$(2,881)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of March 31, 2018 and December 31, 2017.
The following table summarizes the contractual maturities of our investments at March 31, 2018 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$394,371	$392,611
Due within one to two years	330,639	327,922
Total	$725,010	$720,533
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
As of March 31, 2018, we held an 11.1% ownership interest in a private company, which is accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the private company. This investment is classified within deposits and other long-term assets on our condensed consolidated balance sheets. The carrying value of this investment was $1.7 million as of March 31, 2018 and $2.1 million as of December 31, 2017.

4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2018	As of December 31, 2017
Computer equipment and software	$152,429	$144,438
Leasehold improvements	56,609	67,451
Furniture and fixtures	13,718	16,665
Machinery and equipment	447	447
Total property and equipment	223,203	229,001
Less: accumulated depreciation	(146,624)	(157,644)
Total property and equipment, net	$76,579	$71,357
Depreciation and amortization expense related to property, equipment and demonstration units during the three months ended March 31, 2018 and 2017 was $9.4 million and $11.0 million, respectively.
During the three months ended March 31, 2018 and 2017, we capitalized $4.9 million and $4.7 million, respectively, of software development costs primarily related to our cloud subscription offerings. Amortization expense related to capitalized software development costs during the three months ended March 31, 2018 and 2017 was $1.9 million and $0.8 million, respectively.
5. Business Combinations
Acquisition of The Email Laundry
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
Acquisition of X15 Software
On January 11, 2018, we acquired all of the outstanding shares of privately held X15, a data management company. We expect that the X15 technology will be incorporated into the foundation for our platform and analytics capabilities going forward. In connection with this acquisition, we paid cash consideration of $5.3 million and issued 1,016,334 shares of our common stock with an estimated fair value of $15.4 million, resulting in total purchase consideration of $20.7 million. The purchase price was allocated to intangible assets of $6.1 million, goodwill of $15.3 million and tangible net liabilities of $0.7 million. The intangible asset relates to developed technology with an estimated weighted average useful life of 3 years. The goodwill is primarily attributable to the know-how of the workforce and is not expected to be deductible for U.S. federal income tax purposes. The results of operations of X15 have been included in our consolidated statements of operations from the acquisition date. Pro forma financial information has not been presented for this acquisition as the impact to our consolidated financial statements was not material.
Goodwill and Purchased Intangible Assets
Goodwill increased approximately $15.3 million for the three months ended March 31, 2018 due to the acquisition of X15 Software, Inc. There were no other changes in the carrying amount of goodwill.

Purchased intangible assets consisted of the following (in thousands):

	As of March 31, 2018	As of December 31, 2017
Developed technology	$110,003	$103,903
Content	158,700	158,700
Customer relationships	111,090	111,090
Contract backlog	12,500	12,500
Trade names	15,560	15,560
Non-competition agreements	1,400	1,400
Total intangible assets	409,253	403,153
Less: accumulated amortization	(228,378)	(215,765)
Total net intangible assets	$180,875	$187,388
Amortization expense of intangible assets during the three months ended March 31, 2018 and 2017 was $12.6 million and $14.8 million, respectively.
The expected future annual amortization expense of intangible assets as of March 31, 2018 is presented below (in thousands):

Years Ending December 31,	Amount
2018 (remaining nine months)	$37,713
2019	48,441
2020	33,903
2021	29,337
2022	18,209
and thereafter	13,272
Total	$180,875
6. Restructuring Charges
We initiated a series of restructuring activities in February 2016, including a restructuring plan approved by our Board of Directors in August 2016 designed to reduce operating expenses and align our expense structure with our growth expectations. This restructuring plan resulted in a 10% reduction in our workforce, the consolidation of certain real estate facilities and the impairment of certain assets in 2016.
The following table sets forth a summary of restructuring activities during the three months ended March 31, 2018 (in thousands):

Facilities costs
Balance, December 31, 2017	$935
Cash payments	(48)
Other adjustments	(23)
Balance, March 31, 2018	$864
Other adjustments represent relief of unused benefits, changes in fair value and foreign currency fluctuations.
The remaining restructuring balance of $0.9 million at March 31, 2018 is for non-cancelable lease costs which we expect to pay over the terms of the related obligations through the third quarter of 2024, net of sublease income.
7. Deferred Commissions
We capitalize most of our commission expenses and related payroll taxes and amortize on a systematic basis that is consistent with the transfer to customer of the goods or services to which the asset relates. Changes in the balance of total deferred commissions during the three months ended March 31, 2018 are as follows (in thousands):

	As of December 31, 2017	Commissions capitalized	Commissions recognized	As of March 31, 2018
Deferred Commissions	$86,779	$13,486	$(13,253)	$87,012
There was no impairment loss in relation to the commissions capitalized for the periods presented.

8. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of March 31, 2018	As of December 31, 2017*
Product, subscription and support, current	$489,264	$496,218
Professional services, current	44,276	50,397
Total deferred revenue, current	533,540	546,615
Product, subscription and support, non-current	352,269	363,313
Professional services, non-current	327	172
Total deferred revenue, non-current	352,596	363,485
Total deferred revenue	$886,136	$910,100
Changes to the unearned revenue during the three months ended March 31, 2018 are as follows (in thousands):

	As of December 31, 2017*	Billings for the quarter	Revenue Recognized	As of March 31, 2018
Deferred Revenue	$910,100	$175,106	$(199,070)	$886,136
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods ("backlog"). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, unearned revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice at which point they are recorded as revenue or deferred revenue as appropriate. As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $886.1 million in deferred revenue and $11.6 million in backlog. We have used the practical expedient to not disclose backlog related to the comparative period under ASC 606.
We expect that the amount of backlog relative to the total value of our contracts will change from year to year due to several factors, including the amount invoiced early in the contract term, the timing and duration of customer agreements, varying invoicing cycles of agreements and changes in customer financial circumstances. Accordingly, we believe that fluctuations in backlog are not always a reliable indicator of future revenues and we do not utilize backlog as a key management metric internally.
We expect to recognize these remaining performance obligations as follows (in percentages):

	Total	Less than 1 year	1-2 years	2-3 years	More than 3 years
Deferred revenue	100%	60%	25%	11%	4%
Backlog	100%	38%	50%	12%	—%
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
9. Convertible Senior Notes
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

The liability and equity components of the Convertible Senior Notes consisted of the following (in thousands):

	As of March 31, 2018		As of December 31, 2017
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$460,000	$460,000	$460,000	$460,000
Less: Convertible senior notes discounts and issuance costs, net of amortization	(48,505)	(82,223)	(53,762)	(86,660)
Net carrying amount	$411,495	$377,777	$406,238	$373,340

Equity component, net of issuance costs	$92,567	$117,834	$92,567	$117,834
The unamortized discounts and issuance costs as of March 31, 2018 will be amortized over a weighted-average remaining period of approximately 3 years.
Interest expense for the three months ended March 31, 2018 related to the Convertible Senior Notes consisted of the following (in thousands):

	Three Months Ended March 31, 2018
	Series A Notes	Series B Notes
Coupon interest	$1,150	$1,869
Amortization of convertible senior notes discounts and issuance costs	5,257	4,437
Total interest expense recognized	$6,407	$6,306

Effective interest rate on the liability component	6.3%	6.8%
Interest expense for the three months ended March 31, 2017 related to the Convertible Senior Notes consisted of the following (in thousands):

	Three Months Ended March 31, 2017
	Series A Notes	Series B Notes
Coupon interest	$1,150	$1,869
Amortization of convertible senior notes discounts and issuance costs	4,993	4,232
Total interest expense recognized	$6,143	$6,101

Effective interest rate on the liability component	6.4%	6.9%
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

10. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire on various dates through the year ending December 31, 2027. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense, net of sublease income, was $4.6 million and $4.1 million for the three months ended March 31, 2018 and 2017, respectively.
The aggregate future non-cancelable minimum rental payments on our operating leases, as of March 31, 2018, are as follows (in thousands):

Years Ending December 31,	Amount
2018 (remaining nine months)	$11,838
2019	13,557
2020	11,742
2021	10,722
2022	8,911
2023 and thereafter	31,654
Total	$88,424
Total future non-cancelable minimum rental payments have not been reduced by future minimum sublease rentals totaling $6.2 million.
We are party to letters of credit totaling $3.3 million and $3.3 million as of March 31, 2018 and December 31, 2017, respectively, issued primarily in support of operating leases for several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of March 31, 2018 and December 31, 2017, we had non-cancelable open orders of $11.4 million and $11.6 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of March 31, 2018, we have not accrued any significant costs for such non-cancelable commitments.
Purchase Obligations
As of March 31, 2018, we had approximately $12.9 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In those situations in which we have received delivery of the goods or services as of March 31, 2018 under purchase orders outstanding as of the same date, such amounts are reflected in the condensed consolidated balance sheet as accounts payable or accrued liabilities, and are excluded from the $12.9 million.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through March 31, 2018, there have been no claims under any indemnification provisions.
11. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share, none of which were issued and outstanding as of March 31, 2018 or December 31, 2017.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of March 31, 2018 and December 31, 2017. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.
We had reserved shares of common stock for issuance as follows (in thousands):

	As of March 31, 2018	As of December 31, 2017
Reserved under stock award plans	41,602	35,838
Convertible Senior Notes	15,141	15,141
ESPP	4,856	2,985
Total	61,599	53,964
12. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant's service for so long as such stock remains unvested. Approximately 12.8 million shares and 11.7 million shares of our common stock were reserved for future grants as of March 31, 2018 and December 31, 2017, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of approximately 4.9 million shares and 3.0 million shares of common stock were available for future issuance as of March 31, 2018 and December 31, 2017, respectively, under our ESPP.
From time to time, we also grant restricted common stock or restricted stock awards outside of our equity incentive plans to certain employees in connection with acquisitions.

Stock Option Activity
A summary of the activity for our stock option changes during the reporting period and a summary of information related to options outstanding and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2017	4,433	$12.31	4.8	$28,090
Exercised	(445)	6.99		4,498
Cancelled	(68)	32.41
Balance — March 31, 2018	3,920	$12.56	4.7	$34,167
Options exercisable — March 31, 2018	3,920	$12.56	4.7	$34,167
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

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2017	20,017	$17.09	1.3	$284,255
Granted	9,313	14.95
Vested	(3,340)	16.68
Cancelled	(885)	18.22
Unvested balance — March 31, 2018	25,105	$16.20	1.7	$425,075
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — March 31, 2018	1,139	$16.17	1.9	$19,289
Stock-Based Compensation
We record stock-based compensation based on the fair value as determined on the date granted. We determine the fair value of stock options and shares of common stock to be issued under the ESPP using the Black-Scholes option-pricing model. The fair value of restricted stock units and restricted stock awards equals the market value of the underlying stock on the date of grant. We grant performance-based restricted stock units and restricted stock awards to certain employees which vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with us. We assess the probability of vesting at each reporting period and adjust our compensation cost based on this probability assessment. We recognize such compensation expense on a straight-line basis over the employee's requisite service period.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP for the offering periods beginning in November 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Fair value of common stock	$14.14 - $15.65	$13.12-$14.12
Risk-free interest rate	1.05% - 1.62%	0.38% - 0.79%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Volatility	29% - 52%	57% - 63%
Dividend yield	—%	—%
Stock-based compensation expense related to stock options, ESPP and restricted stock units awards is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of product, subscription and support revenue	$3,622	$4,360
Cost of professional services revenue	3,902	3,672
Research and development	14,353	14,525
Sales and marketing	12,977	14,015
General and administrative	7,294	7,317
Total	$42,148	$43,889
As of March 31, 2018, total compensation cost related to stock-based awards not yet recognized was $327.5 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.7 years.
13. Income Taxes
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
We recognized a provision for income taxes of $1.1 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively. For both the three months ended March 31, 2018 and 2017, the provision for income taxes is primarily comprised of income taxes in foreign jurisdictions and withholding taxes.
14. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and warrants. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for the three months ended March 31, 2018 and 2017, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017*
Numerator:
Net loss	$(71,830)	$(77,217)
Denominator:
Weighted average number of shares outstanding—basic and diluted	186,456	172,236
Net loss per share—basic and diluted	$(0.39)	$(0.45)
* Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.

The following outstanding options and unvested shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2018	2017
Options to purchase common stock	3,920	7,019
Unvested early exercised common shares	—	—
Unvested restricted stock awards and units	25,105	24,983
Convertible senior notes	15,141	15,141
ESPP shares	639	784
15. Employee Benefit Plan
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
16. Segment and Major Customers Information
Disaggregation of revenue by geography
We conduct business globally and are primarily managed on a geographic basis. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information presented on a consolidated basis accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We define our regions into United States ("US"), Europe, the Middle East, and Africa ("EMEA"), Asia Pacific and Japan ("APAC"), and all remaining geographies (primarily Latin America and Canada) included in Others. There are no segment managers who are held accountable for operations, operating results, and plans for levels, components, or types of products or services below the consolidated unit level. Accordingly, we are considered to be in a single reportable segment and operating unit structure.
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017*	2018	2017*	2018	2017*	2018	2017*
	US		EMEA		APAC		Other
Product and related subscription and support	$73,628	$71,197	$21,925	$18,472	$19,748	$17,758	$5,792	$4,757
Cloud subscription and managed services	29,855	30,941	6,645	4,058	5,409	5,018	2,471	1,527
Professional services	22,465	23,147	5,448	2,871	2,498	2,969	3,186	2,044
Total revenue	$125,948	$125,285	$34,018	$25,401	$27,655	$25,745	$11,449	$8,328
We generate revenue from sales of our products and related subscriptions and support, cloud subscription and managed services, and professional services. Our product and related subscription and support revenue consists primarily of revenue from the sale of our intelligence-dependent security appliances and software, subscriptions to our dynamic threat intelligence (DTI) updates, and support and maintenance. Our intelligent-dependent security appliances include NX (network security), EX (email security), HX (endpoint security), and FX (file security). Product and related subscription and support also includes our enterprise forensic solutions (PX) network forensics appliance and our central management system (CMS) management appliance. Because these PX and CMS appliances are not dependent on regular threat intelligence updates, revenue is recognized upon shipment. Cloud subscription and managed services consists of revenue from the sale of our cloud-based email security, our Threat Analytics Platform (TAP), our Helix orchestration and automation platform, and our standalone threat intelligence subscriptions. Professional services revenue consists of revenue from the sale of security consulting services, including incident response, compromise and security program assessments, red teaming and training. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended March 31,
	2018	2017*
Revenue by Category
Product and related subscription and support	$121,092	$112,184
Cloud subscription and managed services	44,381	41,545
Professional services	33,597	31,030
Total revenue	$199,070	$184,759
Disaggregation of long lived assets by geography
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of March 31, 2018	As of December 31, 2017
Property and Equipment, net:
United States	$66,453	$60,202
International	10,126	11,155
Total property and equipment, net	$76,579	$71,357
For each of the three months ended March 31, 2018 and 2017, one distributor represented 20% and 19%, respectively, and one reseller represented 15% and 12%, respectively, of the Company's total revenue. As of March 31, 2018 and December 31, 2017, no customer represented 10% or more of the Company's net accounts receivable balance.
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements regarding:

•	the evolution of the threat landscape facing our customers and prospects;

•	our ability , and effects of our efforts, to educate the market regarding the advantages of our security solutions;

•	our ability to continue to grow revenues;

•	our future financial and operating results;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	beliefs and objectives for future operations;

•	our ability to expand our leadership position in advanced network security;

•	our ability to attract and retain customers and to expand our solutions footprint within each of these customers;

•	our expectations concerning customer retention rates as well as expectations for the value of subscriptions and services renewals;

•	our ability to maintain our competitive technological advantages against new entrants in our industry;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	cost of revenue, including changes in costs associated with products, manufacturing and customer support;

•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	anticipated income tax rates;

•	potential attrition and other impacts associated with restructuring;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	our ability to generate cash flows from operations and free cash flows;

•	our ability to capture new, and renew existing, contracts with the United States and international governments;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	the release of new products;

•	economic and industry trends or trend analysis;

•	the attraction, training, integration and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies; and

•	the effects of seasonal trends on our results of operations.
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
Our Business Model
We generate revenue from sales of our product and related subscriptions and support, from sales of our cloud subscriptions and managed security services, and from professional services. Our product and related subscription and support revenue consists primarily of revenue from the sale of our intelligence-dependent security appliances and software, subscriptions to our dynamic threat intelligence (DTI) updates, and support and maintenance. Our intelligent-dependent security appliances include NX (network security), EX (email security), HX (endpoint security), and FX (file security). We require customers to purchase a subscription to our Dynamic Threat Intelligence (DTI) and to support and maintenance services when they purchase any of these appliance-based detection and prevention products, generally for a one or three-year term. Revenue from sales of our intelligence-dependent security appliances and software is recognized over the longer of the life of the related appliance and license or the contractual term, rather than at the time of shipping. Revenue from subscriptions and support related to our security appliances is recognized ratably over the contractual term. A small portion of our product and related subscription and support revenue is from the sale of our enterprise forensic solutions (PX) network forensics appliance and our central management system (CMS) management appliance that are not dependent on regular security intelligence updates. Revenue from PX and CMS is therefore recognized at the point in time when ownership is transferred to our customer, typically at shipment.

Cloud subscriptions and managed services consists of revenue from the sale of our cloud-based email security, our Threat Analytics Platform (TAP), our Helix orchestration and automation platform, and our standalone threat intelligence subscriptions. Revenue from subscriptions to cloud-based software and our managed services is recognized over the contractual term, generally one or three years.
Sales of our intelligence-dependent appliances and software, subscription and support services initially increase our deferred revenue. Deferred revenue from our product subscription and support sales totaled $841.5 million and $859.5 million as of March 31, 2018 and December 31, 2017, respectively. Amortization of this deferred revenue has contributed to the increase in our product, subscription and support revenue. For the three months ended March 31, 2018 and 2017, product, subscription and support revenue as a percentage of total revenue was 83% and 83%, respectively.
Growth in our subscription and services revenue is the result of the deferral of the initial subscription and services agreements, as well as growth in the renewals of such agreements as initial subscription and services agreements expire. Our retention rate of customers with subscriptions and support contracts expiring in the 12 months ended March 31, 2018 was consistent with historical retention rates, and we expect to maintain these strong retention rates in the future.
We also offer professional services, including incident response and other security consulting services for our customers who have experienced a cyber security breach or require assistance assessing the resilience of their networks. Our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from these professional services is recognized as the services are delivered. Some professional services are prepaid, and revenue is deferred until services are delivered. Deferred revenue from professional services for the three months ended March 31, 2018 and December 31, 2017 was $44.6 million and $50.6 million, respectively.
Key Business Metrics
We monitor the key business metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue and gross margin below under “Components of Operating Results.” Deferred revenue, billings (a non-GAAP metric), net cash flow provided by (used in) operating activities, and free cash flow (a non-GAAP metric) are discussed immediately below the following table (in thousands, except percentages).

	Three Months Ended or As of
	March 31,
	2018	2017*
Product, subscription and support revenue	$165,473	$153,729
Professional services revenue	33,597	31,030
Total revenue	$199,070	$184,759
Year-over-year percentage increase	8%
Gross margin percentage	66%	64%
Deferred revenue, current	$533,540	$498,664
Deferred revenue, non-current	$352,596	$389,296
Billings (non-GAAP)	$175,106	$144,970
Net cash provided by (used in) operating activities	$9,187	$(16,952)
Free cash flow (non-GAAP)	$(5,300)	$(25,435)
Deferred revenue. Our deferred revenue consists of amounts that we have the right to bill and which have been invoiced, but have not yet been recognized as revenue as of period end. The majority of our deferred revenue consists of the unamortized balance of revenue from previously invoiced and non-cancelable contracts consisting of intelligence-based security appliances, subscriptions to our threat intelligence, security-as-a-service and support and maintenance contracts. Because invoiced amounts for such contracts can be for multiple years, we classify our deferred revenue as current or non-current depending on when we expect to recognize the related revenue. If the deferred revenue is expected to be recognized within 12 months it is classified as current, otherwise, the deferred revenue is classified as non-current. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.
Billings. Billings are a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles, or GAAP, plus the change in deferred revenue from the beginning to the end of the period, excluding deferred revenue assumed through acquisitions. We consider billings to be a useful metric for management and investors, as a supplement to the corresponding GAAP measure, because billings drive deferred revenue, which is an important indicator of the health and visibility of trends in our business, and represent a significant percentage of future revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may define billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below (in thousands):

	Three Months Ended March 31,
	2018	2017*
Revenue	$199,070	$184,759
Add: Deferred revenue, end of period	886,136	887,960
Less: Deferred revenue, beginning of period	910,100	927,749
Billings (non-GAAP)	$175,106	$144,970
We have provided disaggregation of billings below (in thousands):

	Three Months Ended March 31,
	2018	2017*
Product and related subscription and support	90,365	76,930
Cloud subscription and managed services	57,110	35,349
Professional Services	27,631	32,691
Billings (non-GAAP)	$175,106	$144,970
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
Free cash flow. Free cash flow is a non-GAAP financial measure we define as net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, less purchases of property and equipment and demonstration units. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that, after the purchases of property and equipment and demonstration units, can be used by us for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet if and when generated. However, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow differently, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of free cash flow to cash flow provided by (used in) operating activities is provided below (in thousands):

	Three Months Ended March 31,
	2018	2017*
Net cash provided by (used in) operating activities	$9,187	$(16,952)
Less: purchase of property and equipment and demonstration units	14,487	8,483
Free cash flow (non-GAAP)	$(5,300)	$(25,435)
Net cash used in investing activities	$(25,338)	$(8,724)
Net cash provided by (used in) financing activities	$3,110	$(34,617)
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
Factors Affecting our Performance
Market Adoption. We rely on market education to raise awareness of today’s cyber attacks and articulate the need for our security solutions and, in particular, the reasons to purchase our products. Our prospective customers often do not have a specific portion of their IT budgets allocated for products that address the next generation of advanced cyber attacks. Additionally, the market for security operations and automation management platforms such as FireEye Helix is in the early stages of development.
We invest heavily in sales and marketing efforts to increase market awareness, educate prospective customers and drive adoption of our products, subscriptions and services. This market education is critical to creating new IT budget dollars or allocating more of existing IT budget dollars to advanced threat protection and management solutions and, in particular, our products and the FireEye Helix platform. The degree to which prospective customers recognize the mission critical need for advanced threat protection solutions and security operations management solutions, including our FireEye Helix platform, will drive our ability to acquire new customers and increase renewals and follow-on sales opportunities, which, in turn, will affect our future financial performance.

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
Newly hired sales and marketing employees typically require several months to establish prospect relationships and achieve full sales productivity. In addition, although we believe our investments in market education have increased awareness of us and our solutions globally, sales teams in certain international markets may face local markets with limited awareness of us and our solutions, or have specific requirements that are not available with our solutions. All of these factors will influence the timing and overall levels of sales productivity, impacting the rate at which we will be able to convert prospects to sales and drive revenue growth.
Retention Rates. New or existing customers who purchase our intelligence-dependent security appliances are required to purchase a one or three year subscription to our DTI cloud and support and maintenance services. New or existing customers who purchase our PX network forensic appliances or our CMS management appliances are required to purchase support and maintenance services for a term of one or three years.
We believe our customer retention rate is an important metric to measure the long-term value of our customer agreements. We define retention rate as the percentage of customers at the end of the previous period that are up for renewal in the current period that remain customers at the end of the current period on a trailing twelve month basis. We believe our ability to maintain strong customer retention rates will have a material impact on our future sales of product, subscription and services and therefore our future financial performance.
Follow-On Sales. After the initial sale to a new customer, we focus on expanding our relationship with the customer to sell additional products, subscriptions and services. To grow our revenue, it is important that our customers make additional purchases of our products, subscriptions and services. Sales to our existing customer base can take the form of incremental sales of security appliances, subscriptions and services, either to deploy our platform into additional parts of their network to protect additional threat vectors, or to extend their internal security resources with our managed and professional security services. Our opportunity to expand our customer relationships through follow-on sales will increase as we add new customers, broaden our product portfolio with additional subscriptions and services and enhance the functionality of our existing products and the Helix platform. Follow-on sales lead to increased revenue over the lifecycle of a customer relationship and can significantly increase the return on our sales and marketing investments. With many of our large enterprise and government customers, we have realized follow-on sales that were multiples of the value of their initial purchases.
Components of Operating Results
Revenue
We generate revenue from the sales of our products, subscriptions and services. As discussed further in recent accounting pronouncements, “Critical Accounting Policies and Estimates-Revenue Recognition” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017, revenue is recognized when a contract has been entered into with a customer, the performance obligation(s) is(are) identified, the transaction price is determined and has been allocated to the performance obligation(s) and only then for each performance obligation after we have satisfied that performance obligation.

•
Product, subscription and support revenue. Our product, subscription and support revenue is generated from sales of our intelligent-dependent security appliances and related subscriptions and support, as well as cloud-based subscriptions and managed services. We combine intelligence-dependent appliances and software licenses with the mandatory intelligence subscriptions and support as a single performance obligation. We recognize intelligence-dependent appliance and software license revenue ratably over the longer of the life of the related appliance and license or the contractual term, rather than at the time of shipping, when our contracts contain material right of renewal options. For our contracts in which the term is less than the life of the appliance and license, the mandatory intelligence subscription and support is recognized ratably over the contractual term with the allocated value of the material right performance obligations being recognized in the period between the end of the contractual term and the useful life. Where our contracts do not contain material right of renewal options, or the contractual term is longer than the useful life, we expect to recognize the intelligence-dependent appliance and software license revenue ratably over the contractual term. Revenue from our cloud subscriptions and managed services is recognized ratably over the contractual term, typically one or three years.

•
Professional services revenue. Professional services, which includes incident response, compromise assessments, and other security consulting services, are offered on a time-and-material basis, through a fixed fee arrangement, or on a retainer basis. We recognize the associated revenue as the services are delivered. Some professional services are prepaid, and revenue is deferred until services are delivered.

Cost of Revenue
Our total cost of revenue consists of cost of product revenue and cost of subscription and services revenue. Personnel costs associated with our operations and global customer support organizations consist of salaries, benefits, bonuses and stock-based compensation. Overhead costs consist of certain facilities, depreciation and information technology costs.

•
Cost of product, subscription and support revenue. Cost of product, subscription and support revenue primarily consists of costs paid to our third-party contract manufacturers for our appliances and personnel, other costs in our manufacturing operations department, and personnel costs associated with maintaining our Dynamic Threat Intelligence updates and our global customer support operations. Our cost of product revenue also includes product testing costs, shipping costs and allocated overhead costs. If revenue from sales of product, subscriptions and support declines, the cost of product, subscription and support revenue may increase as a percentage of product, subscription and support revenue due to the fixed nature of a portion of these costs.

•
Cost of professional services revenue. Cost of professional services revenue primarily consists of personnel costs for our services organization and allocated overhead costs. If sales of our services decline or we are unable to maintain our changeability rates, our cost of services revenue may increase as a percentage of professional services revenue.

Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including our average selling price, the mix of products sold, the mix of revenue among products, subscriptions and services and manufacturing costs. We expect our gross margins to fluctuate over time depending on these factors.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, with regard to sales and marketing expense, sales commissions. Operating expenses also include allocated overhead costs consisting of certain facilities, depreciation and information technology costs.

•
Research and development. Research and development expense consists primarily of personnel costs and allocated overhead. Research and development expense also includes prototype related expenses. We expect research and development expense to remain relatively flat in absolute terms, but to decrease as a percentage of total revenue.

•
Sales and marketing. Sales and marketing expense consists primarily of personnel costs, partner referral fees, incentive commission costs and allocated overhead. Commission costs capitalized and amortized based on the useful life amortization period taking into consideration the pattern of transfer to which the asset relates and the expected renewal periods during which renewal commissions are not commensurate with the initial commissions paid. When initial commissions are higher than (not-commensurate) renewal commissions, we recognize the incremental portion of initial commissions over an estimated renewal period. The commensurate portion will be recognized over the same period as the initial revenue arrangement to which it relates. Additionally, our appliance related cost of goods sold are capitalized and amortized on a systematic basis that is consistent with the pattern of transfer to which the asset relates.

Sales and marketing expense also includes costs for market development programs, promotional and other marketing activities, travel, depreciation of proof-of-concept evaluation units and outside consulting costs. We expect sales and marketing expense to remain relatively flat in absolute terms, but decrease as a percentage of total revenue. These costs are recognized as incurred.

•
General and administrative. General and administrative expense consists of personnel costs, professional service costs and allocated overhead. General and administrative personnel include our executive, finance, human resources, facilities and legal organizations. Professional service costs consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to remain relatively flat in absolute terms, but to decrease as a percentage of total revenue.

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

	Three Months Ended March 31,
	2018		2017*
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars in thousands)
Revenue:
Product, subscription and support	$165,473	83%	$153,729	83%
Professional services	33,597	17	31,030	17
Total revenue	199,070	100	184,759	100
Cost of revenue:
Product, subscription and support	47,429	24	46,423	25
Professional services	20,500	10	19,324	10
Total cost of revenue	67,929	34	65,747	36
Total gross profit	131,141	66	119,012	64
Operating expenses:
Research and development	66,196	33	58,352	32
Sales and marketing	97,251	49	98,988	54
General and administrative	28,418	14	27,615	15
Total operating expenses	191,865	96	184,955	100
Operating loss	(60,724)	(31)	(65,943)	(36)
Interest income	2,940	1	2,032	1
Interest expense	(12,717)	(6)	(12,245)	(7)
Other expense, net	(276)	—	232	—
Loss before income taxes	(70,777)	(36)	(75,924)	(41)
Provision for income taxes	1,053	1	1,293	1
Net loss attributable to common stockholders	$(71,830)	(36)%	$(77,217)	(42)%
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.

Comparison of the Three Months Ended March 31, 2018 and 2017
Revenue

	Three Months Ended March 31,
	2018		2017*		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product, subscription and support	$165,473	83%	$153,729	83%	$11,744	8%
Professional services	33,597	17	31,030	17	2,567	8
Total revenue	$199,070	100%	$184,759	100%	$14,311	8%

Revenue by geographic region:
United States	$125,948	63%	$125,285	68%	$663	1%
EMEA	34,018	17	25,401	14	8,617	34
APAC	27,655	14	25,745	14	1,910	7
Other	11,449	6	8,328	4	3,121	37
Total revenue	$199,070	100%	$184,759	100%	$14,311	8%
Product, subscription and support revenue increased by $11.7 million, or 8%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in product, subscription and support revenue consisted of an increase of $8.9 million in product and related subscriptions and support revenue and an increase of $2.8 million in cloud subscriptions and managed services revenue. The increase in product and related subscription and support revenue was primarily due to an increase in the amortization of deferred revenue associated with sales of our intelligence-dependent security appliances in prior years, as well as continued strong renewals of related threat intelligence subscription and support contracts. The increase in cloud subscriptions and managed services was primarily due to an increase in revenue recognized from deferred revenue related to growth in sales in our cloud email, intelligence and analytics subscriptions as customer buying preferences shifted to cloud-based subscriptions.
Professional services revenue increased by $2.6 million, or 8%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase is primarily due to revenues from incident response services.
Our international revenue increased $13.6 million, or 23%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, which reflects our increasing international market presence.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2018		2017*		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product, subscription and support	$47,429		$46,423		$1,006	2%
Professional services	20,500		19,324		1,176	6
Total cost of revenue	$67,929		$65,747		$2,182	3%
Gross margin:
Product, subscription and support		71%		70%
Professional services		39%		38%
Total gross margin		66%		64%
The cost of product, subscription and support revenue increased by $1.0 million, or 2%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in cost of product, subscription and support revenue was primarily driven by an increase in sales of our security products, subscriptions and support, partially offset by lower costs of operations and lower amortization expense associated with intangible assets.

The cost of professional services revenue increased $1.2 million, or 6%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in cost of professional services revenue was primarily due to an increase in personnel costs.
Gross profit margin increased as a percentage of revenue during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due primarily to an increase in product, subscription and support revenue and professional services revenues, as well as a decrease in the amortization of intangible assets.
Operating Expenses

	Three Months Ended March 31,
	2018		2017*		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$66,196	33%	$58,352	32%	$7,844	13%
Sales and marketing	97,251	49	98,988	54	(1,737)	(2)
General and administrative	28,418	14	27,615	15	803	3
Total operating expenses	$191,865	96%	$184,955	100%	$6,910	4%
Includes stock-based compensation expense of:
Research and development	$14,353		$14,525
Sales and marketing	12,977		14,015
General and administrative	7,294		7,317
Total	$34,624		$35,857
Research and Development
Research and development expense increased $7.8 million, or 13%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily due to a $7.6 million increase in personnel costs and a $0.2 million increase in software costs.
Sales and Marketing
Sales and marketing expense decreased $1.7 million, or 2%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was primarily due to a decrease in commissions of $1.9 million, a decrease in stock-based compensation of $1.0 million and a $1.2 million decrease in sales and marketing programs costs compared to the same period in 2017. These decreases were offset in part by an increase in personnel costs of $2.1 million for salaries and benefits.
General and Administrative
General and administrative expense increased $0.8 million, or 3%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily due to a $0.6 million increase in fees paid to legal and other professional services firms.
Interest Income

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Interest income	$2,940	$2,032	$908	45%
Interest income increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due to a higher rate of return on our investments, partially offset by lower average balances in our cash and cash equivalents and investments.

Interest Expense

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Interest expense	$(12,717)	$(12,245)	$(472)	(4)%
Interest expense increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to greater amortization of discount and issuance costs related to our convertible senior notes.
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Other income (expense), net	$(276)	$232	$(508)	(219)%
Other expense for the three months ended March 31, 2017 is primarily composed of foreign currency transaction losses. Other income (expense), net for the three months ended March 31, 2018 is primarily composed of foreign currency transaction gains, offset by losses from our equity method investment.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2018	2017*
	(Dollars in thousands)
Provision for income taxes	$1,053	$1,293
Effective tax rate	(1.5)%	(1.7)%
Provision for income taxes remained relatively consistent for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The provision for income taxes is primarily comprised of income taxes in foreign jurisdictions and withholding taxes for both periods.
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
Liquidity and Capital Resources

	As of March 31, 2018	As of December 31, 2017
	(In thousands)
Cash and cash equivalents	$167,850	$180,891
Short-term investments	$718,536	$715,911

	Three Months Ended March 31,
	2018	2017*
	(In thousands)
Cash used in operating activities	$9,187	$(16,952)
Cash used in investing activities	(25,338)	(8,724)
Cash provided by (used in) financing activities	3,110	(34,617)
Net decrease in cash and cash equivalents	$(13,041)	$(60,293)

As of March 31, 2018, our cash and cash equivalents of $167.9 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $61.3 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2018 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
In January 2018, we acquired X15, a data management company. We paid cash consideration of $5.3 million and issued 1,016,334 shares of our common stock with an estimated fair value of $15.4 million.
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
Our principal sources of liquidity are our existing cash and cash equivalents and short-term investments and any cash inflow from operations, which we believe will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the efficiency of our marketing and sales activities, the introduction of new and enhanced product and service offerings, the cost of any future acquisitions of technology or businesses, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
During the three months ended March 31, 2018, our operating activities provided cash of $9.2 million. We incurred a net loss of $71.8 million, which included net non-cash expenses of $75.5 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible senior notes. Our net change in operating assets and liabilities provided cash of $5.5 million, primarily related to cash sourced from reduction in accounts receivable of $43.0 million due to increased collection, increased accrued liabilities of $4.3 million due to accretion of interest on convertible notes, which was partially offset by reductions in deferred revenue of $24.0 million, accounts payable of $5.4 million and increased prepaid expenses of $6.3 million due to early payment of payroll taxes and commissions deferred.
During the three months ended March 31, 2017, our operating activities used cash of $17.0 million. We incurred a net loss of $77.2 million, which included net non-cash expenses of $81.9 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities used cash of $21.6 million, primarily related to decreases in deferred revenue of $39.8 million and accrued liabilities of $7.9 million, partially offset by cash sourced from reduction in accounts receivable for $22.0 million.
Investing Activities
Cash used in investing activities during the three months ended March 31, 2018 was $25.3 million, primarily for capital expenditures to purchase property and equipment and demonstration units of $14.5 million, net purchases of short-term investments and cash used in the acquisition of X15.
Cash used in investing activities during the three months ended March 31, 2017 was $8.7 million, primarily for capital expenditures to purchase property and equipment and demonstration units.
Financing Activities
During the three months ended March 31, 2018, financing activities provided $3.1 million in cash, primarily from proceeds from employee purchases of shares under the 2013 Employee Stock Purchase Plan ("ESPP") and exercises of employee stock options.
During the three months ended March 31, 2017, financing activities used $34.6 million in cash, primarily for the contingent earn-out payment related to the acquisition of iSIGHT, as the threat intelligence bookings target was determined to be achieved in February 2017, partially offset by proceeds from exercises of employee stock options.
Contractual Obligations and Commitments
There have been no significant changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 except for those disclosed in Note 10 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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
Except for the accounting policies for revenue recognition, deferred revenue, deferred commissions and deferred cost of revenue that were updated as a result of adopting ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), there have been no significant changes to any significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 1 Description of Business and Summary of Significant Accounting Policies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q for these changes.
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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at March 31, 2018 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $886.4 million and $896.8 million as of March 31, 2018 and December 31, 2017, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Convertible Senior Notes have fixed interest rates at 1.000% and 1.625%. The fair value of the Convertible Senior Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of March 31, 2018, the fair value of our Convertible Senior Notes was approximately $863.5 million.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ( the "SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Except for the implementation of certain internal controls related to the adoption of the new revenue recognition standard, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the "Litigation" subheading in Note 10 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
We have incurred operating losses each year since our inception, including net losses of $71.8 million and $77.2 million during the three months ended March 31, 2018 and 2017, respectively. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.

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
Our competitors and potential competitors include large networking vendors such as Cisco Systems and Juniper Networks that may emulate or integrate security features similar to ours into their own products; large companies such as IBM, Oracle and HPE that have acquired security vendors in recent years and have the technical and financial resources to bring competitive solutions to the market; independent security vendors such as Palo Alto Networks and Trend Micro that offer products or features that claim to perform similar functions to our platform; small and large companies, including new market entrants, that offer niche product solutions that compete with some of the features present in our platform; providers of traditional signature-based security solutions, such as Symantec and McAfee; and other providers of incident response and compromise assessment services. Other IT providers offer, and may continue to introduce, security features that compete with our platform, either in stand-alone security products or as additional features in their network infrastructure products. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

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
If we are unable to retain our customers and renew and expand our relationships with them, we may not be able to sustain revenue growth and we may not achieve or maintain profitability in the future.
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
If we are unable to maintain consistent revenue growth or if our revenues decline, it may be difficult to achieve and maintain profitability and our business and financial results could be adversely affected. Our revenue for any prior quarterly or annual periods should not be relied upon as any indication of our future revenue or revenue growth.
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
Our revenue depends significantly on general economic conditions and the demand for products in the IT security market. Economic weakness, customer financial difficulties, and constrained spending on IT security may result in decreased revenue and earnings. Such factors could make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our inventory purchases, contract manufacturer relationships and other costs and expenses. In addition, concerns regarding the effects of the "Brexit" decision, uncertainties related to changes in public policies such as domestic and international regulations, taxes or international trade agreements as well as geopolitical turmoil and other disruptions to global and regional economies and markets in many parts of the world, have and may continue to put pressure on global economic conditions and overall spending on IT security. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the EU may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our platform.
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

We rely on revenue from sales of products, subscriptions, and maintenance and support, and because we recognize revenue from these sales over the term of the relevant useful life or subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.
Revenue from sales of our products, subscriptions, and maintenance and support accounts for a significant portion of our total revenue. New or renewal sales of subscription and maintenance and support contracts may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products and subscriptions, the actual or perceived efficacy of our security solutions, the prices of our products and subscriptions, the prices of products and subscriptions offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and service contracts decline, our revenue and revenue growth rate may decline and adversely affect our business. In addition, we recognize revenue from most of our security appliances sales ratably over the useful life, and we recognize revenue from our subscriptions and maintenance and support contracts revenue ratably over the term of the relevant contract period, which is generally between one to five years. As a result, much of the product, subscription and support revenue we report each quarter is derived from sales in prior quarters. Consequently, a decline in new or renewal sales in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant decreases in the market acceptance of, or demand for, our intelligence-dependent security appliances, subscriptions or maintenance and support contracts may not be immediately apparent from our results of operations until future periods. Also, it is difficult for us to rapidly increase our revenue through additional sales in any period, as the majority of our revenue is derived from sales of our products, subscriptions and services sold in prior periods. Furthermore, any increases in the average term of our subscriptions or maintenance and support contracts would result in a longer revenue recognition period, and could reduce the amount of revenue recognized in each period.
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
A significant natural disaster, such as an earthquake, a fire, a flood, or significant power outage could have a material adverse impact on our business, results of operations, and financial condition. Our corporate headquarters and servers hosting our cloud services are located in California, a region known for seismic activity. In addition, natural disasters could affect our supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In the event that our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, acts of terrorism, armed conflicts and other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our financial results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, the loss of customers or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.
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
The United States recently passed a comprehensive tax reform bill that could adversely affect our financial performance
On December 22, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code. The changes include, but are not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, imposing a mandatory one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, introducing bonus depreciation that will allow for full expensing of qualified property, eliminating the corporate alternative minimum tax, or AMT, and changing how existing AMT credits can be realized. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our financial performance could be adversely affected. In addition, it is uncertain if, and to what extent, various states will conform to the new tax law and foreign countries will react by adopting tax legislation or taking other actions that could adversely affect our business.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This standard clarifies how certain cash receipts and payments should be classified in the statement of cash flows, including the cash settlement of our convertible notes. Upon cash settlement, repayment of the principal amount will be bifurcated between cash outflows for operating activities for the portion related to accreted interest attributable to debt discounts arising from the difference between the coupon interest rate and the effective interest rate, and financing activities for the remainder. This will require us to classify the $233.9 million of accreted interest as cash used in operating activities in our consolidated financial statements upon cash settlement, which could adversely affect our future financial results.
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
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Since the date of our initial public offering, the price of our common stock has ranged from $10.35 to $97.35 through May 1, 2018, and the last reported sale price on May 1, 2018 was $18.38. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
We also expect that these new rules and regulations will make it more expensive for us to obtain and maintain director and officer liability insurance, and in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.
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
On January 11, 2018, as partial consideration for our acquisition of X15 Software, Inc. (“X15”), we issued 1,016,334 shares of our common stock to certain holders of capital stock of X15. The issuance of the shares was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, on the basis that, among other factors: (1) each of the recipients of the shares (all such recipients being collectively referred to hereinafter as “Securityholders”) represented that they were an “accredited investor” within the meaning of Rule 501(a) of Regulation D; (2) there was no general solicitation or advertising in connection with the issuance of the shares; (3) each of the Securityholders represented that such Securityholder understood that the shares had not been registered under the Securities Act or any state securities laws and may not be offered for sale, sold, assigned or transferred in the absence of registration or an applicable exemption from registration requirements; (4) each Securityholder received or had access to required information and had an opportunity to obtain additional information about us a reasonable period of time prior to the issuance of the shares; and (5) appropriate legends were placed upon the book-entry positions representing the shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1†
Offer Letter between the Registrant and Frank Verdecanna, dated February 20, 2018 (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K/A, Commission File No. 001-36067, filed on March 1, 2018)

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

FIREEYE, INC.

Dated: May 4, 2018	By:	/s/ Frank E. Verdecanna
Frank E. Verdecanna
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and duly authorized signatory)