Form 10-Q
period 2018-06-30
FireEye, Inc.
filed 2018-08-03
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares of the registrant's common stock outstanding as of July 31, 2018 was 195,004,563.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2018	December 31, 2017*
ASSETS
Current assets:
Cash and cash equivalents	$351,370	$180,891
Short-term investments	723,975	715,911
Accounts receivable, net of allowance for doubtful accounts of $2,522 and $2,503 at June 30, 2018 and December 31, 2017, respectively	120,893	146,317
Inventories	6,744	5,746
Prepaid expenses and other current assets	92,632	93,799
Total current assets	1,295,614	1,142,664
Property and equipment, net	81,373	71,357
Goodwill	999,888	984,661
Intangible assets, net	168,229	187,388
Deposits and other long-term assets	69,370	72,767
TOTAL ASSETS	$2,614,474	$2,458,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,308	$35,684
Accrued and other current liabilities	20,512	19,569
Accrued compensation	58,379	59,588
Deferred revenue, current portion	525,617	546,615
Total current liabilities	636,816	661,456
Convertible senior notes, net	939,447	779,578
Deferred revenue, non-current portion	353,939	363,485
Other long-term liabilities	23,844	22,102
Total liabilities	1,954,046	1,826,621
Commitments and contingencies (NOTE 10)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 194,987 shares and 187,105 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	20	19
Additional paid-in capital	3,064,955	2,891,441
Treasury stock, at cost; 3,333 shares as of June 30, 2018 and December 31, 2017	(150,000)	(150,000)
Accumulated other comprehensive loss	(3,495)	(2,881)
Accumulated deficit	(2,251,052)	(2,106,363)
Total stockholders’ equity	660,428	632,216
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,614,474	$2,458,837
* Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017*	2018	2017*
Revenue:
Product, subscription and support	$167,429	$158,097	$332,902	$311,826
Professional services	35,267	33,625	68,864	64,655
Total revenue	202,696	191,722	401,766	376,481
Cost of revenue:
Product, subscription and support	46,136	47,636	93,565	94,059
Professional services	21,146	20,158	41,646	39,482
Total cost of revenue	67,282	67,794	135,211	133,541
Total gross profit	135,414	123,928	266,555	242,940
Operating expenses:
Research and development	63,575	60,747	129,771	119,099
Sales and marketing	94,196	92,413	191,447	191,401
General and administrative	26,179	27,805	54,597	55,420
Total operating expenses	183,950	180,965	375,815	365,920
Operating loss	(48,536)	(57,037)	(109,260)	(122,980)
Interest income	3,383	2,168	6,323	4,200
Interest expense	(13,605)	(12,385)	(26,322)	(24,630)
Other income (expense), net	(12,690)	(120)	(12,966)	112
Loss before income taxes	(71,448)	(67,374)	(142,225)	(143,298)
Provision for income taxes	1,411	965	2,464	2,258
Net loss attributable to common stockholders	$(72,859)	$(68,339)	$(144,689)	$(145,556)
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.39)	$(0.77)	$(0.83)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	189,696	176,645	188,085	174,453
* Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017*	2018	2017*
Net loss	$(72,859)	$(68,339)	$(144,689)	$(145,556)
Change in net unrealized gain (losses) on available-for-sale investments, net of tax	981	26	(614)	349
Comprehensive loss	$(71,878)	$(68,313)	$(145,303)	$(145,207)
* Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(144,689)	$(145,556)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	44,601	52,773
Stock-based compensation	81,040	83,286
Non-cash interest expense related to convertible senior notes	20,144	18,566
Loss on repurchase of convertible senior notes	10,764	—
Deemed repayment of convertible senior notes attributable to accreted debt discount	(43,575)	—
Change in fair value of contingent earn-out liability	—	(54)
Deferred income taxes	(60)	251
Other	2,372	3,467
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	24,892	16,198
Inventories	(2,266)	(573)
Prepaid expenses and other assets	4,892	(1,505)
Accounts payable	(4,152)	3,793
Accrued liabilities	949	(2,610)
Accrued compensation	(1,209)	(6,881)
Deferred revenue	(30,545)	(57,929)
Other long-term liabilities	1,742	8,352
Net cash used in operating activities	(35,100)	(28,422)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(26,645)	(17,312)
Purchases of short-term investments	(218,842)	(222,910)
Proceeds from maturities of short-term investments	209,045	213,514
Proceeds from sales of short-term investments	—	3,620
Business acquisitions, net of cash acquired	(5,945)	—
Lease deposits	26	(144)
Net cash used in investing activities	(42,361)	(23,232)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for contingent earn-outs	—	(38,928)
Proceeds from issuance of convertible senior notes, net of issuance costs	584,405	—
Purchase of capped calls	(65,220)	—
Repurchase of convertible senior notes	(286,817)	—
Payment related to shares withheld for taxes	—	(590)
Proceeds from employee stock purchase plan	10,993	10,764
Proceeds from exercise of equity awards	4,579	11,183
Net cash provided by (used in) financing activities	247,940	(17,571)
Net change in cash and cash equivalents	170,479	(69,225)
Cash and cash equivalents, beginning of period	180,891	223,667
Cash and cash equivalents, end of period	$351,370	$154,442

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017*
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,283	$1,444
Cash paid for interest	$5,791	$6,038
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with acquisitions	$15,387	$—
Convertible senior note issuance costs included in accounts payable and accrued expense	$579	$—
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$14,129	$7,883
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

Our threat detection and prevention products encompass appliance-based (virtual and physical) and cloud solutions for network, email, and endpoint security, and are designed to detect and block known and unknown attacks. These products are complemented by our network forensics, cloud-based threat intelligence and analytics, managed detection and response services, cyber security consulting and incident response offerings. In combination, our products and services enable a proactive approach to cybersecurity that extends across the security operations cycle to reduce organizations’ overall cyber-risk at a lower total cost of ownership.
In the three months ended June 30, 2018, we issued $600 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (the "2024 Notes"), in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). We recognized total net proceeds after the initial purchasers' discount and issuance costs of $584.4 million. In connection with the issuance of the 2024 Notes, we also entered into capped call transactions (the "Capped Calls") with certain parties affiliated with the initial purchasers of the 2024 Notes. We paid approximately $65.2 million for the Capped Calls, which have an initial strike price of $23.17 per share, which corresponds to the initial conversion price of the 2024 Notes. The Capped Calls have an initial cap price of $34.32 per share subject to certain adjustments as set forth in the confirmations for the Capped Calls.
In May 2018, in a separate transaction, we repurchased $340.2 million aggregate principal of existing 1.000% Convertible Senior Notes due 2035 (the "Series A Notes"). We used $330.4 million of the net proceeds from the 2024 Notes offering to repurchase such portion of the Series A Notes.
In January 2018, we completed the acquisition of privately-held X15 Software, Inc. ("X15"), a data management company. As consideration for the acquisition, we paid cash consideration of $5.3 million and issued 1,016,334 shares of our common stock with an estimated fair value of $15.4 million.
In October 2017, we acquired Clean Communications Limited (d/b/a The Email Laundry) ("The Email Laundry"), a privately-held email security company. We paid cash consideration of $4.3 million and issued 259,425 shares of our common stock with an estimated fair value of $4.4 million.
The majority of our products, subscriptions and services are sold to end-customers through distributors, resellers, and strategic partners, with a lesser percentage of sales directly to our end-customers.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of FireEye, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year. The balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all information required by U.S. GAAP for annual consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017.
The Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), effective January 1, 2018 using the full retrospective method. The cumulative effect of the adoption was recognized as an increase to accumulated deficit of $113.0 million on January 1, 2018 and impacted certain other prior period amounts. Certain amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with the new standards.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates include, but are not limited to, determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price ("SSP") of performance obligations, subscriptions and services, commissions expense including the period of benefit of customer acquisition cost, bonus expense, future taxable income, contract manufacturer liabilities, litigation and settlement costs and other loss contingencies, fair value of our equity awards, achievement of targets for performance stock units, fair value of the liability and equity components of the Convertible Senior Notes and the purchase price allocation of acquired businesses. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from current or revised future estimates.
Summary of Significant Accounting Policies
Except for the accounting policies for revenue recognition and the associated treatments of deferred revenue, deferred cost of revenue and deferred commissions, updated as a result of adopting ASC 606, there have been no significant changes to our significant accounting policies as of and for the three and six months ended June 30, 2018, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Revenue from Contracts with Customers
Revenue is recognized when all of the following criteria are met:
•Identification of the contract, or contracts, with a customer - A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) we determine that collection of substantially all consideration to which it will be entitled in exchange for goods or services that will be transferred is probable based on the customer’s intent and ability to pay the promised consideration.
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
Nature of Products and Services
We generate revenue from the sales of physical and virtual security appliances (products), subscriptions, support and maintenance and professional services, primarily through our indirect relationships with our partners or direct relationships with end customers through our direct sales force. We account for our performance obligations in accordance with ASC 606, and all related interpretations.
Our security appliance deliverables include proprietary operating system software, which together with regular security intelligence updates deliver the essential functionality of our appliance-based security products. We combine intelligence dependent appliances and software licenses with the related intelligence subscription and support as a single performance obligation. As a result, we recognize intelligence-dependent appliance and software license revenue ratably over the longer of the estimated useful life of the related appliance and license (when our contracts contain material right of renewal options) or the contractual term, rather than recognizing revenue at the time of shipping. For subscription and support contracts where the term is less than the estimated useful life of the appliance and software license, the intelligence subscription and support revenue is recognized ratably over the contractual term and the allocated value of the material right performance obligations is recognized in the period between the end of the contractual term and the estimated useful life of the appliance. Where our contracts do not contain material right of renewal options, or the contractual term is longer than the useful life, we expect to recognize appliance and software license revenue ratably over the contractual term. Significant judgement is required in estimating the useful life of our security appliances that are dependent on intelligence and assessing the material rights associated with it.
Revenue from subscriptions to our cloud-based services, which allow customers to use our hosted security software over a contracted period without taking possession of the software and managed services where FireEye provides managed detection and response services for the customer are recognized over the contractual term. We also have a small portion of our revenue from appliances and software that are not dependent on regular threat intelligence updates. Revenue from these appliances and software is therefore recognized when ownership is transferred to our customers, typically upon shipment.

Professional services, which include incident response, compromise assessments, and other security consulting services are offered on a time-and-materials basis or through a fixed fee arrangement, and we recognize the associated revenue as the services are delivered.
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
Deferred Revenue (Contract Liabilities) and Contract Assets
Deferred revenue consists of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current. Deferred revenue presented in the consolidated balance sheet and notes thereto is net of contract assets. Our contract assets consist of assets typically resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price. Our contract assets were immaterial as of June 30, 2018 and December 31, 2017.
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
Our customer acquisition costs are primarily related to sales commissions and related payroll taxes earned by our sales force and such costs are considered incremental costs to obtain a contract. Sales commissions for initial contracts are deferred and then amortized taking into consideration the pattern of transfer to which the asset relates and may include expected renewal periods where renewal commissions are not commensurate with the initial commissions period. We typically recognize the initial commissions over the longer of the customer relationship (generally estimated to be four years) or over the same period as the initial revenue arrangement to which these costs relate. Renewal commissions not commensurate with the initial commissions paid are generally amortized over the renewal period. Deferred commissions that will amortize within the succeeding 12 month period are classified as current, and included in prepaid expenses and other current assets on the consolidated balance sheet. The remaining balance is classified as non-current, and included in deposits and other long-term assets. As of June 30, 2018 and December 31, 2017, the amount of deferred commissions included in prepaid expenses and other current assets was $47.5 million and $43.8 million, respectively. The amount of deferred commissions included in deposits and other long-term assets as of June 30, 2018 and December 31, 2017 was $42.4 million and $43.0 million, respectively.
Deferred Costs of Revenue
Deferred costs of revenue consists of appliance related direct and incremental costs that are capitalized and will be amortized on a systematic basis that is consistent with the pattern of transfer to which the asset relates. Deferred costs of revenue that will be realized within the succeeding 12 month period are classified as current, and included in prepaid expenses and other current assets on the consolidated balance sheets. The remaining balance is classified as non-current, and included in deposits and other long-term assets. As of June 30, 2018 and December 31, 2017, the amount of deferred costs of revenue classified as current and included in prepaid expenses and other current assets was $18.0 million and $18.4 million, respectively. The amount of deferred costs of revenue classified as non-current and included in deposits and other long-term assets as of June 30, 2018 and December 31, 2017 was $17.2 million and $19.7 million, respectively.
ASC 606 Impact to Previously Reported Results
We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Select condensed consolidated balance sheet line items, which reflect the adoption of this standard, are as follows (in thousands):

	As of December 31, 2017
Balance Sheet:	As Previously Reported	Impact of Adoption	As Adjusted
Accounts receivable, net	$140,049	6,268	$146,317
Prepaid expenses and other current assets	$34,541	59,258	$93,799
Deposits and other long-term assets	$11,537	61,230	$72,767
Deferred revenue, current portion	$443,064	103,551	$546,615
Deferred revenue, non-current portion	$227,680	135,805	$363,485
Stockholders' equity	$744,816	(112,600)	$632,216
Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	Three Months Ended June 30, 2017
Condensed Consolidated Statement of Operations	As Previously Reported	Impact of Adoption	As Adjusted
Total revenue	$185,472	6,250	$191,722
Total cost of revenue	$66,692	1,102	$67,794
Total operating expenses	$178,210	2,755	$180,965
Operating loss	$(59,430)	2,393	$(57,037)
Net loss attributable to common stockholders	$(70,732)	2,393	$(68,339)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	0.01	$(0.39)

	Six Months Ended June 30, 2017
Condensed Consolidated Statement of Operations	As Previously Reported	Impact of Adoption	As Adjusted
Total revenue	$359,210	17,271	$376,481
Total cost of revenue	$131,297	2,244	$133,541
Total operating expenses	$359,057	6,863	$365,920
Operating loss	$(131,144)	8,164	$(122,980)
Net loss attributable to common stockholders	$(153,720)	8,164	$(145,556)
Net loss per share attributable to common stockholders, basic and diluted	$(0.88)	0.05	$(0.83)
Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	Six Months Ended June 30, 2017
Condensed Consolidated Statement of Cash flows	As Previously Reported	Impact of Adoption	As Adjusted
Cash flows from operating activities:
Net loss	$(153,720)	$8,164	$(145,556)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	$10,318	5,880	$16,198
Prepaid expenses and other assets	$(10,637)	9,132	$(1,505)
Deferred revenue	$(34,780)	(23,149)	$(57,929)
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for us beginning in the first quarter of 2019 and may be applied on a modified retrospective basis or prospective basis. Early adoption is permitted. We expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

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
The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of June 30, 2018				As of December 31, 2017
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$204	$—	$—	$204	$208	$—	$—	$208
Treasury bills	—	—	—	—	3,098	—	—	3,098
Commercial Paper	—	—	—	—	—	—	—	—
Total cash equivalents	204	—	—	204	3,306	—	—	3,306
Short-term investments:
Certificates of deposit	—	—	—	—	—	—	—	—
Commercial paper	—	—	—	—	—	4,987	—	4,987
Corporate notes and bonds	—	448,401	—	448,401	—	438,024	—	438,024
U.S. Government agencies	—	275,574	—	275,574	—	272,900	—	272,900
Total short-term investments	—	723,975	—	723,975	—	715,911	—	715,911
Total assets measured at fair value	$204	$723,975	$—	$724,179	$3,306	$715,911	$—	$719,217
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a private company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the six months ended June 30, 2018.
The estimated fair value of the Convertible Senior Notes (as defined in Note 9) as of June 30, 2018 was determined to be $1.1 billion, based on quoted market prices. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

3. Investments
Our investments consisted of the following (in thousands):

	As of June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalent	Short-Term Investments
Commercial paper	$—	$—	$—	$—	$—	$—
Corporate notes and bonds	450,939	4	(2,542)	448,401	—	448,401
U.S. Government agencies	276,531	—	(957)	275,574	—	275,574
Total	$727,470	$4	$(3,499)	$723,975	$—	$723,975

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Commercial paper	$4,989	$—	$(2)	$4,987	$—	$4,987
Corporate notes and bonds	439,851	2	(1,829)	438,024	—	438,024
Treasury bills	3,098	—	—	3,098	3,098	—
U.S. Government agencies	273,950	—	(1,050)	272,900	—	272,900
Total	$721,888	$2	$(2,881)	$719,009	$3,098	$715,911
The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2018
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$—	$—	$—	$—	$—	$—
Corporate notes and bonds	211,707	(1,360)	231,668	(1,182)	443,375	(2,542)
U.S. Government agencies	168,440	(732)	105,078	(225)	273,518	(957)
Total	$380,147	$(2,092)	$336,746	$(1,407)	$716,893	$(3,499)

	As of December 31, 2017
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$4,987	$(2)	$—	$—	$4,987	$(2)
Corporate notes and bonds	284,499	(1,484)	153,525	(345)	438,024	(1,829)
U.S. Government agencies	117,132	(486)	155,768	(564)	272,900	(1,050)
Total	$406,618	$(1,972)	$309,293	$(909)	$715,911	$(2,881)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of June 30, 2018 and December 31, 2017.
The following table summarizes the contractual maturities of our investments at June 30, 2018 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$442,938	$441,165
Due within one to two years	284,532	282,810
Total	$727,470	$723,975
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
As of June 30, 2018, we held an 11.1% ownership interest in a private company, which is accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the private company. This investment is classified within deposits and other long-term assets on our condensed consolidated balance sheets. The carrying value of this investment was $1.3 million as of June 30, 2018 and $2.1 million as of December 31, 2017.
4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2018	As of December 31, 2017
Computer equipment and software	$161,783	$144,438
Leasehold improvements	59,039	67,451
Furniture and fixtures	14,485	16,665
Machinery and equipment	447	447
Total property and equipment	235,754	229,001
Less: accumulated depreciation	(154,381)	(157,644)
Total property and equipment, net	$81,373	$71,357
Depreciation and amortization expense related to property, equipment and demonstration units during the three months ended June 30, 2018 and 2017 was $9.2 million and $11.0 million, respectively. Depreciation and amortization expense related to property, equipment and demonstration units during the six months ended June 30, 2018 and 2017 was $18.6 million and $22.0 million, respectively.
During the three months ended June 30, 2018 and 2017, we capitalized $6.8 million and $3.2 million, respectively, of software development costs primarily related to our cloud subscription offerings. Amortization expense related to capitalized software development costs during the three months ended June 30, 2018 and 2017 was $2.3 million and $1.3 million, respectively.
During the six months ended June 30, 2018 and 2017, we capitalized $11.7 million and $7.9 million, respectively, of software development costs primarily related to our cloud subscription offerings. Amortization expense related to capitalized software development costs during the six months ended June 30, 2018 and 2017 was $4.2 million and $2.1 million, respectively.
5. Business Combinations
Acquisition of The Email Laundry
On October 20, 2017, we acquired all outstanding shares of The Email Laundry, a privately held email security company, whose technology is expected to enhance our current email offerings. In connection with this acquisition, we paid cash consideration of $4.3 million and issued 259,425 shares of our common stock with an estimated fair value of $4.4 million, resulting in total purchase consideration of $8.7 million. The purchase price is subject to customary working capital and related adjustments. The purchase price was allocated to intangible assets of $2.7 million, goodwill of $6.4 million and tangible net liabilities of $0.4 million. The intangible assets are composed of technology and customer relationships, each with an estimated weighted average useful life of 3 years. The goodwill is primarily attributable to the know-how of the workforce and is not expected to be deductible for U.S. federal income tax purposes. The results of operations of The Email Laundry have been included in our consolidated statements of operations from the acquisition date. Pro forma financial information has not been presented for this acquisition as the impact to our consolidated financial statements was not material.
Acquisition of X15
On January 11, 2018, we acquired all outstanding shares of privately held X15, a data management company. We expect that the X15 technology will be incorporated into our platform and analytics capabilities going forward. In connection with this acquisition, we paid cash consideration of $5.3 million and issued 1,016,334 shares of our common stock with an estimated fair value of $15.4 million, resulting in total purchase consideration of $20.7 million. The purchase price was allocated to intangible assets of $6.1 million, goodwill of $15.2 million and tangible net liabilities of $0.6 million. The intangible asset relates to developed technology with an estimated weighted average useful life of 3 years. The goodwill is primarily attributable to the know-how of the workforce and is not expected to be deductible for U.S. federal income tax purposes. The results of operations of X15 have been included in our consolidated statements of operations from the acquisition date. Pro forma financial information has not been presented for this acquisition as the impact to our consolidated financial statements was not material.
Goodwill and Purchased Intangible Assets
Goodwill increased approximately $15.2 million for the six months ended June 30, 2018 due to the acquisition of X15. There were no other changes in the carrying amount of goodwill.

Purchased intangible assets consisted of the following (in thousands):

	As of June 30, 2018	As of December 31, 2017
Developed technology	$110,003	$103,903
Content	158,700	158,700
Customer relationships	111,090	111,090
Contract backlog	12,500	12,500
Trade names	15,560	15,560
Non-competition agreements	1,400	1,400
Total intangible assets	409,253	403,153
Less: accumulated amortization	(241,024)	(215,765)
Total net intangible assets	$168,229	$187,388
Amortization expense of intangible assets during the three months ended June 30, 2018 and 2017 was $12.7 million and $14.8 million, respectively. Amortization expense of intangible assets during the six months ended June 30, 2018 and 2017 was $25.3 million and $29.6 million, respectively.
The expected future annual amortization expense of intangible assets as of June 30, 2018 is presented below (in thousands):

Years Ending December 31,	Amount
2018 (remaining six months)	$25,067
2019	48,441
2020	33,903
2021	29,337
2022	18,209
and thereafter	13,272
Total	$168,229
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
The following table sets forth a summary of restructuring activities during the six months ended June 30, 2018 (in thousands):

Facilities costs
Balance, December 31, 2017	$935
Cash payments	(92)
Other adjustments	(13)
Balance, June 30, 2018	$830
Other adjustments represent relief of unused benefits, changes in fair value and foreign currency fluctuations.
The remaining restructuring balance of $0.8 million at June 30, 2018 is for non-cancelable lease costs which we expect to pay over the terms of the related obligations through the third quarter of 2024, net of sublease income.
7. Deferred Commissions
We capitalize most of our commission expenses and related payroll taxes and amortize them on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Changes in the balance of total deferred commissions for the periods presented are as follows (in thousands):

Three Months Ended June 30, 2018
As of March 31, 2018	$87,012
Commissions capitalized	17,013
Commissions recognized	(14,054)
As of June 30, 2018	$89,971

Six Months Ended June 30, 2018
As of December 31, 2017	$86,779
Commissions capitalized	30,499
Commissions recognized	(27,307)
As of June 30, 2018	$89,971
There was no impairment loss in relation to the commissions capitalized for the periods presented.
8. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of June 30, 2018	As of December 31, 2017*
Product, subscription and support, current	$476,818	$496,218
Professional services, current	48,799	50,397
Total deferred revenue, current	525,617	546,615
Product, subscription and support, non-current	353,927	363,313
Professional services, non-current	12	172
Total deferred revenue, non-current	353,939	363,485
Total deferred revenue	$879,556	$910,100
Changes in the balance of unearned revenue for the periods presented are as follows (in thousands):

Three Months Ended June 30, 2018
As of March 31, 2018	$886,136
Billings for the period	196,116
Revenue recognized	(202,696)
As of June 30, 2018	$879,556

Six Months Ended June 30, 2018
As of December 31, 2017*	$910,100
Billings for the period	371,222
Revenue recognized	(401,766)
As of June 30, 2018	$879,556
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods ("backlog"). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, unearned revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $879.6 million in deferred revenue and $17.4 million in backlog. We have used the practical expedient to not disclose backlog related to the comparative period under ASC 606.

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
We expect to recognize these remaining performance obligations as follows (in percentages):

	Total	Less than 1 year	1-2 years	2-3 years	More than 3 years
Deferred revenue	100%	60%	25%	12%	3%
Backlog	100%	57%	34%	8%	1%

9. Convertible Senior Notes
Convertible Senior Notes due 2024
On May 24, 2018, we issued $525.0 million aggregate principal amount of the 2024 Notes in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act. In addition, on June 5, 2018, we issued an additional $75.0 million aggregate principal amount of the 2024 Notes pursuant to the full exercise of the initial purchasers' option to purchase additional 2024 Notes, in a private placement exempt from the registration requirements of the Securities Act. The net proceeds from the offerings, after deducting the initial purchasers' discount of approximately $15.0 million and the issuance costs of approximately $0.6 million, were $584.4 million. We used (i) approximately $330.4 million of the net proceeds to repurchase approximately $340.2 million in principal amount outstanding of the Series A Notes in negotiated transactions with institutional investors and (ii) approximately$65.2 million of the net proceeds from the offering of the 2024 Notes to enter into the Capped Calls.
The 2024 Notes are unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2024 Notes. They rank equally in right of payment with all of our existing and future liabilities that are not expressly subordinated to the 2024 Notes including the Series A Notes and the Series B Notes (as defined below); and effectively rank junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness. The 2024 Notes are structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.
The 2024 Notes do not contain any financial covenants and do not restrict us from paying dividends or issuing or repurchasing other securities.
The 2024 Notes bear interest at 0.875% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2018. The 2024 Notes mature on June 1, 2024, unless earlier repurchased, redeemed or converted.
The initial conversion rate of the 2024 Notes is 43.1667 shares of our common stock per $1,000 of principal amount of the 2024 Notes, which is equivalent to an initial conversion price of approximately $23.17 per share of common stock. The conversion rate of the 2024 Notes may be adjusted pursuant to the terms of the indenture governing the 2024 Notes upon the occurrence of certain specified events, but not for accrued and unpaid interest.
Holders may convert the 2024 Notes at their option in multiples of $1,000 principal amount prior to the business day preceding March 1, 2024, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ended on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the 2024 Notes on each applicable trading day;

•
during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of the 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes on each such trading day;

•	if we call any or all of the 2024 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the relevant redemption date; or

•	upon the occurrence of specified corporate events, as specified in each indenture governing the 2024 Notes.

Regardless of the foregoing conditions, holders may convert their 2024 Notes at their option in multiples of $1,000 principal amount during the period from, and including, March 1, 2024 to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the 2024 Notes can be settled in cash, shares of our common stock or any combination of cash and shares of common stock at our option.
Holders may also require us to repurchase the 2024 Notes if we undergo a "fundamental change," as defined in each indenture governing the 2024 Notes, at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Additionally, we may redeem for cash all or any portion of the 2024 Notes on or after June 5, 2021, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.
As of June 30, 2018, none of the conditions permitting holders to convert their 2024 Notes had been satisfied and no shares of our common stock had been issued in connection with any conversions of the 2024 Notes. Based on the closing price of our common stock of $15.39 per share on June 29, 2018, the conversion value of the 2024 Notes was less than the principal amount of the 2024 Notes outstanding on a per 2024 Note basis.
In accordance with accounting for debt with conversions and other options, we bifurcated the principal amount of the 2024 Notes into liability and equity components. The initial liability component of the 2024 Notes was valued at $458.3 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 5.5% with the equity component representing the residual amount of the proceeds of $141.7 million, which was recorded as a debt discount. Issuance costs were allocated pro rata based on the relative initial carrying amounts of the liability and equity components. As a result, transaction costs of $0.5 million and $0.1 million and initial purchasers' discount of $11.5 million and $3.5 million were attributable to the liability component ("debt discounts") and equity component of the 2024 Notes, respectively. The debt discount and the issuance costs allocated to the liability component are amortized as additional interest expense over the term of the 2024 Notes using the effective interest method of 3.8% for all periods presented.
The liability and equity components of the 2024 Notes consisted of the following (in thousands):

As of June 30, 2018
2024 Notes
Liability component:
Principal	$600,000
Less: 2024 Notes debt discounts, net of amortization	(151,400)
Net carrying amount	$448,600

The unamortized issuance costs as of June 30, 2018 will be amortized over a weighted-average remaining period of approximately 6 years.
Interest expense for the three and six months ended June 30, 2018 related to the 2024 Notes consisted of the following (in thousands):

Three and Six Months Ended June 30, 2018
2024 Notes
Coupon interest	$520
Amortization of 2024 Notes debt discounts	2,259
Total interest expense recognized	$2,779

In connection with the 2024 Notes offering, the Company entered into Capped Calls with certain counterparties affiliated with the initial purchasers of the 2024 Notes. The Capped Calls are expected to reduce potential dilution of earnings per share upon conversion of the 2024 Notes, and have an initial strike price of $23.17 per share, which corresponds to the initial conversion price of the 2024 Notes and which have a cap price of $34.32 per share. The Capped Calls do not meet the criteria for separate accounting as a derivative as they are indexed to our own stock and are accounted for as freestanding financial instruments. The premiums paid for the purchase of the Capped Calls in the amount of $65.2 million have been recorded as a reduction of the Company's additional paid-in capital in stockholder's equity in the accompanying Condensed Consolidated Financial Statements and fair values of the Capped Calls are not re-measured at each reporting period.
Convertible Senior Notes due 2035
In June 2015, we issued $460.0 million principal amount of Series A Notes and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the “Series B Notes” and together with the Series A Notes, the "2035 Notes" and the 2035 Notes, together with the 2024 Notes, the "Convertible Senior Notes"), including the full exercise of the initial purchasers' over-allotment option, in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act. The net proceeds after the initial purchasers' discount of $23.0 million and issuance costs of $0.5 million from the 2035 Notes were $896.5 million. The Series A Notes and Series B Notes bear interest at 1.000% per year and 1.625% per year, respectively, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2015. The 2035 Notes mature on June 1, 2035, unless earlier repurchased, redeemed or converted.
The 2035 Notes are unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2035 Notes. They rank equally in right of payment with all of our existing and future liabilities that are not expressly subordinated to the 2035 Notes and effectively rank junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness. They are structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.
The 2035 Notes do not contain any financial covenants and do not restrict us from paying dividends or issuing or repurchasing our other securities.
The initial conversion rate on each series of 2035 Notes is 16.4572 shares of our common stock per $1,000 principal amount of 2035 Notes, which is equivalent to an initial conversion price of approximately $60.76 per share of common stock. The conversion rate of each series of 2035 Notes may be adjusted upon the occurrence of certain specified events, but not for accrued and unpaid interest.
Holders may convert the 2035 Notes at their option in multiples of $1,000 principal amount prior to March 1, 2035, excluding the period from March 1, 2020 to June 1, 2020 in the case of the Series A Notes and March 1, 2022 to June 1, 2022 in the case of the Series B Notes, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ended on September 30, 2015 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2035 Notes of the relevant series on each applicable trading day;

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

•	if we call any or all of the 2035 Notes of a series for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the relevant redemption date; or

•	upon the occurrence of specified corporate events, as specified in each indenture governing the 2035 Notes.
Regardless of the foregoing conditions, holders may convert their 2035 Notes at their option in multiples of $1,000 principal amount at any time during the period from March 1, 2020 to June 1, 2020 in the case of the Series A Notes and during the period from March 1, 2022 to June 1, 2022 in the case of the Series B Notes, or after March 1, 2035 until maturity for either series of 2035 Notes. Upon conversion, the 2035 Notes can be settled in cash, shares of our common stock or any combination thereof at our option.
We may be required by holders of the 2035 Notes to repurchase all or any portion of their 2035 Notes at 100% of the principal amount plus accrued and unpaid interest, on each of June 1, 2020, June 1, 2025 and June 1, 2030, in the case of the Series A Notes, and each of June 1, 2022, June 1, 2025 and June 1, 2030 in the case of the Series B Notes. Holders may also require us to repurchase the 2035 Notes if we undergo a "fundamental change," as defined in each indenture governing the 2035 Notes, at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.
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

In accordance with accounting for debt with conversions and other options, we allocated the principal amount of the 2035 Notes into liability and equity components. We also allocated the total amount of initial purchasers' discount and transaction costs incurred to the liability and equity components using the same proportions as the proceeds from the 2035 Notes. Transaction costs of $0.4 million and $0.1 million and initial purchasers' discount of $17.6 million and $5.4 million were attributable to the liability component and equity component of the 2035 Notes, respectively.
Repurchase of portion of Series A Notes
In May 2018, we used approximately $330.4 million of the net proceeds from the offering of the 2024 Notes to repurchase $340.2 million in principal amount of the Series A Notes. The repurchase was accounted for as a partial extinguishment of the Series A Notes. The consideration of approximately $330.4 million used to repurchase the Series A Notes was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the debt extinguishment and allocating that portion of the repurchase price to the liability component in the amount of $317.4 million. The residual of the repurchase price of $13.0 million was allocated to the equity component of the Series A Notes as a reduction of additional paid-in capital. The fair value of the debt extinguished was calculated using a discount rate of 4.5%, representing an estimate of the Company's borrowing rate at the date of repurchase with a remaining expected life of two years. As part of the repurchase, we wrote-off a portion of the unamortized debt issuance cost apportioned to the principal amount of Series A Notes repurchased. We also recorded a loss on extinguishment of the Series A Notes of $10.8 million in Other Expense, net, representing the difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized costs. As of June 30, 2018, $119.8 million aggregate principal amount of the Series A Notes remains outstanding.
The liability and equity components of the remaining portion of Series A Notes and Series B Notes consisted of the following (in thousands):

	As of June 30, 2018		As of December 31, 2017
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$119,828	$460,000	$460,000	$460,000
Less: 2035 Notes debt discount, net of amortization	(11,248)	(77,733)	(53,762)	(86,660)
Net carrying amount	$108,580	$382,267	$406,238	$373,340

Equity component, net of issuance costs	$79,555	$117,834	$92,567	$117,834
The unamortized discounts and issuance costs as of June 30, 2018 will be amortized over a weighted-average remaining period of approximately 4 years.
Interest expense for the three and six months ended June 30, 2018 related to the 2035 Notes consisted of the following (in thousands):

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$788	$1,848	$1,938	$3,717
Amortization of 2035 Notes debt discount	3,700	4,490	8,957	8,927
Total interest expense recognized	$4,488	$6,338	$10,895	$12,644

Effective interest rate on the liability component	6.3%	6.7%	6.3%	6.8%

Interest expense for the three and six months ended June 30, 2017 related to the 2035 Notes consisted of the following (in thousands):

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$1,150	$1,869	$2,300	$3,738
Amortization of 2035 Notes debt discount	5,058	4,283	10,051	8,515
Total interest expense recognized	$6,208	$6,152	$12,351	$12,253

Effective interest rate on the liability component	6.4%	6.8%	6.4%	6.9%
Prepaid Forward Stock Purchase
In connection with the issuance of the 2035 Notes, we also entered into privately negotiated prepaid forward stock purchase transactions (each a “Prepaid Forward”) with one of the initial purchasers of the 2035 Notes (the “Forward Counterparty”), pursuant to which we paid approximately $150.0 million. The amount of the prepaid is equivalent to approximately 3.3 million shares which are to be settled on or around June 1, 2020 and June 1, 2022, respectively, subject to any early settlement, in whole or in part, of each Prepaid Forward. The Prepaid Forwards are intended to facilitate privately negotiated derivative transactions by which investors in the 2035 Notes will be able to hedge their investment in the 2035 Notes. In the event we pay any cash dividends on our common stock, the Forward Counterparty will pay an equivalent amount back to us.
The related shares were accounted for as a repurchase of common stock, and are presented as Treasury Stock in the unaudited condensed consolidated balance sheets. The 3.3 million shares of common stock purchased under the Prepaid Forwards are excluded from weighted-average shares outstanding for basic and diluted EPS purposes although they remain legally outstanding.
10. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire on various dates through the year ending December 31, 2027. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense, net of sublease income, was $5.2 million and $4.4 million for the three months ended June 30, 2018 and 2017, respectively. Rent expense, net of sublease income, was $9.8 million and $8.5 million for the six months ended June 30, 2018 and 2017, respectively.
The aggregate future non-cancelable minimum rental payments on our operating leases, as of June 30, 2018, are as follows (in thousands):

Years Ending December 31,	Amount
2018 (remaining six months)	$7,330
2019	15,980
2020	15,671
2021	14,202
2022	11,937
2023 and thereafter	53,618
Total	$118,738
Total future non-cancelable minimum rental payments have not been reduced by future minimum sublease rentals totaling $5.9 million.
We are party to letters of credit totaling $3.7 million and $3.3 million as of June 30, 2018 and December 31, 2017, respectively, issued primarily in support of operating leases for several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. We may issue forecasts and orders for components and products that are non-cancelable to reduce manufacturing lead times and plan for adequate supply. As of June 30, 2018 and December 31, 2017, we had non-cancelable open orders of $12.5 million and $11.6 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of June 30, 2018, we have not accrued any significant costs for such non-cancelable commitments.
Purchase Obligations
As of June 30, 2018, we had approximately $13.7 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In situations in which we have received delivery of the goods or services as of June 30, 2018 under purchase orders outstanding as of the same date, such amounts are reflected in the condensed consolidated balance sheet as accounts payable or accrued liabilities and are excluded from the $13.7 million.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through June 30, 2018, there have been no claims under any indemnification provisions.
11. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share, none of which were issued and outstanding as of June 30, 2018 or December 31, 2017.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of June 30, 2018 and December 31, 2017. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.
We had reserved shares of common stock for issuance as follows (in thousands):

	As of June 30, 2018	As of December 31, 2017
Reserved under stock award plans	39,449	35,838
Convertible Senior Notes	35,442	15,141
Employee Stock Purchase Plan (ESPP)	3,817	2,985
Total	78,708	53,964
12. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant's service for so long as such stock remains unvested. Approximately 12.8 million shares and 11.7 million shares of our common stock were reserved for future grants as of June 30, 2018 and December 31, 2017, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of approximately 3.8 million shares and 3.0 million shares of common stock were available for future issuance as of June 30, 2018 and December 31, 2017, respectively, under our ESPP.
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
Stock Option Activity
A summary of the activity for our stock option changes during the reporting period and a summary of information related to options outstanding and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2017	4,433	$12.31	4.8	$28,090
Exercised	(648)	7.07		6,562
Cancelled	(91)	41.37
Balance — June 30, 2018	3,694	$12.51	4.5	$27,273
Options exercisable — June 30, 2018	3,694	$12.51	4.5	$27,273
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

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2017	20,017	$17.09	1.3	$284,255
Granted	10,186	15.13
Vested	(5,173)	18.08
Cancelled	(2,067)	16.78
Unvested balance — June 30, 2018	22,963	$15.78	1.4	$353,401
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — June 30, 2018	4,152	$15.40	0.9	$63,897
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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP for the offering periods beginning in May 2018:

	Three and Six Months Ended June 30, 2018	Three and Six Months Ended June 30, 2017
Fair value of common stock	$16.69	$15.65
Risk-free interest rate	2.08% - 2.23%	1.05% - 1.12%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Volatility	32% - 35%	50% - 52%
Dividend yield	—%	—%
Stock-based compensation expense related to stock options, ESPP and restricted stock unit awards is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of product, subscription and support revenue	$3,558	$4,017	$7,180	$8,377
Cost of professional services revenue	3,448	3,375	7,350	7,047
Research and development	12,418	14,057	26,771	28,582
Sales and marketing	12,223	10,219	25,200	24,234
General and administrative	7,245	7,729	14,539	15,046
Total	$38,892	$39,397	$81,040	$83,286
As of June 30, 2018, total compensation cost related to stock-based awards not yet recognized was $286.2 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.7 years.
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
We recognized a provision for income taxes of $1.4 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively. For both the three months ended June 30, 2018 and 2017, the provision for income taxes was primarily comprised of income taxes in foreign jurisdictions and withholding taxes.
14. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for the three and six months ended June 30, 2018 and 2017, all potentially dilutive common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017*	2018	2017*
Numerator:
Net loss	$(72,859)	$(68,339)	$(144,689)	$(145,556)
Denominator:
Weighted average number of shares outstanding—basic and diluted	189,696	176,645	188,085	174,453
Net loss per share—basic and diluted	$(0.38)	$(0.39)	$(0.77)	$(0.83)
* Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.

The following outstanding options and unvested shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2018	2017
Options to purchase common stock	3,694	5,474
Unvested early exercised common shares	—	—
Unvested restricted stock awards and units	22,963	21,994
Convertible senior notes	35,442	15,141
ESPP shares	156	210
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
16. Segment and Major Customers Information
Disaggregation of revenue by geography
We conduct business globally and are primarily managed on a geographic basis. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information presented on a consolidated basis accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We define our regions into United States ("U.S."), Europe, the Middle East, and Africa ("EMEA"), Asia Pacific and Japan ("APAC"), and all remaining geographies (primarily Latin America and Canada) included in Others. There are no segment managers who are held accountable for operations, operating results, and plans for levels, components, or types of products or services below the consolidated unit level. Accordingly, we are considered to be in a single reportable segment and operating unit structure.
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended June 30,
	2018	2017*	2018	2017*	2018	2017*	2018	2017*
	US		EMEA		APAC		Other
Product and related subscription and support	$75,104	$75,917	$21,393	$19,715	$20,787	$18,631	$5,107	$4,843
Cloud subscription and managed services	30,394	28,501	6,462	4,106	5,410	4,623	2,771	1,759
Professional services	22,887	24,663	4,275	3,290	4,078	3,911	4,028	1,763
Total revenue	$128,385	$129,081	$32,130	$27,111	$30,275	$27,165	$11,906	$8,365

	Six Months Ended June 30,
	2018	2017*	2018	2017*	2018	2017*	2018	2017*
	US		EMEA		APAC		Other
Product and related subscription and support	$148,732	$147,114	$43,318	$38,187	$40,535	$36,389	$10,899	$9,600
Cloud subscription and managed services	60,249	59,442	13,107	8,164	10,819	9,641	5,242	3,286
Professional services	45,352	47,810	9,723	6,161	6,576	6,880	7,214	3,807
Total revenue	$254,333	$254,366	$66,148	$52,512	$57,930	$52,910	$23,355	$16,693

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017*	2018	2017*
Revenue by Category
Product and related subscription and support	$122,392	$119,107	$243,484	$231,291
Cloud subscription and managed services	45,037	38,990	89,418	80,535
Professional services	35,267	33,625	68,864	64,655
Total revenue	$202,696	$191,722	$401,766	$376,481
Long lived assets by geography
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of June 30, 2018	As of December 31, 2017
Property and Equipment, net:
United States	$71,702	$60,202
International	9,671	11,155
Total property and equipment, net	$81,373	$71,357
For each of the three months ended June 30, 2018 and 2017, one distributor represented 20% for each period and one reseller represented 15% and 12%, respectively, of our total revenue. For the six months ended June 30, 2018 and 2017, one distributor represented 20% and 19%, respectively, and one reseller represented 15% and 12%, respectively, of our total revenue. As of June 30, 2018, one customer represented 15% of our net accounts receivable balance, and as of December 31, 2017, no customer represented 10% or more of our net accounts receivable balance.
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

•	the evolution of the threat landscape facing our customers and prospects;

•	our ability, and the effects of our efforts, to educate the market regarding the advantages of our security solutions;

•	our ability to continue to grow revenues;

•	our future financial and operating results;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	our beliefs and objectives for future operations;

•	our ability to expand our leadership position in advanced network security;

•	our ability to attract and retain customers and to expand our solutions footprint within each of these customers;

•	our expectations concerning customer retention rates as well as expectations for the value of subscriptions and services renewals;

•	our ability to maintain our competitive technological advantages against new entrants in our industry;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	cost of revenue, including changes in costs associated with products, manufacturing and customer support;

•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	anticipated income tax rates;

•	potential attrition and other impacts associated with restructuring;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	our ability to generate cash flows from operations and free cash flows;

•	our ability to capture new, and renew existing, contracts with the United States and international governments;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	the release of new products;

•	economic and industry trends or trend analysis;

•	the attraction, training, integration and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies; and

•	the effects of seasonal trends on our results of operations.
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
Investors and others should note that we announce material financial information to our investors using our investor relations Web site (http://investors.fireeye.com/), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information.
Overview
We provide comprehensive intelligence-based cybersecurity solutions that allow organizations to prepare for, prevent, respond to and remediate cyber attacks. Our portfolio of cybersecurity products and services is designed to detect and prevent attacks as well as enable rapid discovery and response when a breach occurs.
Our Business Model
We generate revenue from sales of our products (primarily virtual and physical appliances) and related subscriptions and support, cloud subscriptions, managed security services and professional services. Our product and related subscription and support revenue consists primarily of revenue from the sale of our intelligence-dependent physical and virtual security appliances and software, subscriptions to our dynamic threat intelligence (DTI) updates, and support and maintenance. Our intelligent-dependent physical and virtual security appliances include NX (network security), EX (email security), HX (endpoint security), and FX (file security) appliances. We require customers to purchase a subscription to our Dynamic Threat Intelligence (DTI) and to support and maintenance services when they purchase any of these appliance-based detection and prevention products, generally for a one or three-year term. Revenue from sales of our intelligence-dependent security appliances and software is recognized over the longer of the estimated useful life of the related appliance and license or the contractual term, rather than at the time of shipping. Revenue from subscriptions and support related to our security appliances is recognized ratably over the contractual term. A small portion of our product and related subscription and support revenue is from the sale of our network forensics appliances (PX) and our central management system (CMS) management appliance that are not dependent on regular security intelligence updates. Revenue from PX and CMS is therefore recognized when ownership is transferred to our customer, typically at shipment.

Cloud subscriptions and managed services consists of revenue from the sale of our cloud-based email security, our Threat Analytics Platform (TAP), our Helix orchestration and automation platform, our standalone threat intelligence subscriptions and our Managed Defense managed detection and response service. Revenue from subscriptions to cloud-based software and Managed Defense services is recognized over the contractual term, generally one or three years.
Sales of our products, subscriptions, support and managed services initially increase our deferred revenue. Deferred revenue from our product subscription and support sales totaled $830.7 million and $859.5 million as of June 30, 2018 and December 31, 2017, respectively. Amortization of this deferred revenue has contributed to the increase in our product, subscription and support revenue. For the six months ended June 30, 2018 and 2017, product, subscription and support revenue as a percentage of total revenue was 83% and 83%, respectively.
Growth in our subscription and services revenue is the result of the deferral of the initial subscription and services agreements, as well as growth in the renewals of such agreements as initial subscription and services agreements expire. Our retention rate of customers with subscriptions and support contracts expiring in the 12 months ended June 30, 2018 was consistent with historical retention rates, and we expect to maintain these strong retention rates in the future.
We also offer professional services, including incident response and other security consulting services for our customers who have experienced a cyber security breach or require assistance assessing the resilience of their networks. Our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from these professional services is recognized as the services are delivered. Some professional services are prepaid, and revenue is deferred until services are delivered. Deferred revenue from professional services as of June 30, 2018 and December 31, 2017 was $48.8 million and $50.6 million, respectively.
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

	Three Months Ended or As of		Six Months Ended or As of
	June 30,		June 30,
	2018	2017*	2018	2017*
Product, subscription and support revenue	$167,429	$158,097	$332,902	$311,826
Professional services revenue	35,267	33,625	68,864	64,655
Total revenue	$202,696	$191,722	$401,766	$376,481
Year-over-year percentage increase	6%		7%
Gross margin percentage	67%	65%	66%	65%
Deferred revenue, current	$525,617	$498,666	$525,617	$498,666
Deferred revenue, non-current	$353,939	$371,154	$353,939	$371,154
Billings (non-GAAP)	$196,116	$173,582	$371,222	$318,552
Net cash used in operating activities	$(44,287)	$(11,470)	$(35,100)	$(28,422)
Free cash flow (non-GAAP)	$(56,445)	$(20,299)	$(61,745)	$(45,734)
* Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.

Deferred revenue. Our deferred revenue consists of amounts that we have the right to invoice and which have been invoiced, but have not yet been recognized into revenue as of the end of the respective period. The majority of our deferred revenue consists of the unamortized balance of revenue from previously invoiced and non-cancelable contracts consisting of intelligence-based security appliances, subscriptions to our threat intelligence, security-as-a-service and support and maintenance contracts. Invoiced amounts for such contracts can be for multiple years, as such we classify our deferred revenue as current or non-current depending on when we expect to recognize the related revenue. If the deferred revenue is expected to be recognized within 12 months it is classified as current, otherwise, the deferred revenue is classified as non-current. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017*	2018	2017*
Revenue	$202,696	$191,722	$401,766	$376,481
Add: Deferred revenue, end of period	879,556	869,820	879,556	869,820
Less: Deferred revenue, beginning of period	886,136	887,960	910,100	927,749
Billings (non-GAAP)	$196,116	$173,582	$371,222	$318,552
We have provided disaggregation of billings below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017*	2018	2017*
Product and related subscription and support	107,025	95,608	197,390	172,538
Cloud subscription and managed services	49,617	39,270	106,727	74,619
Professional Services	39,474	38,704	67,105	71,395
Billings (non-GAAP)	$196,116	$173,582	$371,222	$318,552
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net cash used in operating activities	$(44,287)	$(11,470)	$(35,100)	$(28,422)
Less: purchase of property and equipment and demonstration units	12,158	8,829	26,645	17,312
Free cash flow (non-GAAP)	$(56,445)	$(20,299)	$(61,745)	$(45,734)
Net cash used in investing activities	$(17,023)	$(14,508)	$(42,361)	$(23,232)
Net cash provided by (used in) financing activities	$244,830	$17,046	$247,940	$(17,571)
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

•
Product, subscription and support revenue. Our product, subscription and support revenue is generated from sales of our intelligent-dependent security appliances and related subscriptions and support, as well as cloud-based subscriptions and managed services. We combine intelligence-dependent appliances and software licenses with the mandatory intelligence subscriptions and support as a single performance obligation. We recognize intelligence-dependent appliance and software license revenue ratably over the longer of the life of the related appliance and license or the contractual term, rather than at the time of shipping, when our contracts contain material right of renewal options. For our contracts in which the term is less than the life of the appliance and license, the mandatory intelligence subscription and support is recognized ratably over the contractual term with the allocated value of the material right of performance obligations being recognized in the period between the end of the contractual term and the useful life. Where our contracts do not contain material right of renewal options, or the contractual term is longer than the useful life, we expect to recognize the intelligence-dependent appliance and software license revenue ratably over the contractual term. Revenue from our cloud subscriptions and managed services is recognized ratably over the contractual term, typically one or three years.

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

•
Sales and marketing. Sales and marketing expense consists primarily of personnel costs, partner referral fees, incentive commission costs and allocated overhead. Commission costs capitalized and amortized based on the useful life amortization period taking into consideration the pattern of transfer to which the asset relates and the expected renewal periods during which renewal commissions are not commensurate with the initial commissions paid. When initial commissions are higher than (not-commensurate with) renewal commissions, we recognize the incremental portion of initial commissions over an estimated renewal period. The commensurate portion will be recognized over the same period as the initial revenue arrangement to which it relates. Additionally, our appliance related cost of goods sold are capitalized and amortized on a systematic basis that is consistent with the pattern of transfer to which the asset relates.
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
Other Income (Expense), Net
Other income (expense), net includes gains or losses on the disposal of fixed assets, gains or losses from our equity-method investment, gains or losses on the extinguishment of convertible notes, foreign currency re-measurement gains and losses and foreign currency transaction gains and losses. We expect other income (expense), net to fluctuate depending primarily on foreign exchange rate movements.
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

	Three Months Ended June 30,
	2018		2017*
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars in thousands)
Revenue:
Product, subscription and support	$167,429	83%	$158,097	82%
Professional services	35,267	17	33,625	18
Total revenue	202,696	100	191,722	100
Cost of revenue:
Product, subscription and support	46,136	23	47,636	25
Professional services	21,146	10	20,158	11
Total cost of revenue	67,282	33	67,794	35
Total gross profit	135,414	67	123,928	65
Operating expenses:
Research and development	63,575	31	60,747	32
Sales and marketing	94,196	46	92,413	48
General and administrative	26,179	13	27,805	15
Total operating expenses	183,950	91	180,965	94
Operating loss	(48,536)	(24)	(57,037)	(30)
Interest income	3,383	2	2,168	1
Interest expense	(13,605)	(7)	(12,385)	(6)
Other expense, net	(12,690)	(6)	(120)	—
Loss before income taxes	(71,448)	(35)	(67,374)	(35)
Provision for income taxes	1,411	1	965	1
Net loss attributable to common stockholders	$(72,859)	(36)%	$(68,339)	(36)%
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.

	Six Months Ended June 30,
	2018		2017*
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars in thousands)
Revenue:
Product, subscription and support	$332,902	83%	$311,826	83%
Professional services	68,864	17	64,655	17
Total revenue	401,766	100	376,481	100
Cost of revenue:
Product, subscription and support	93,565	23	94,059	25
Professional services	41,646	10	39,482	10
Total cost of revenue	135,211	34	133,541	35
Total gross profit	266,555	66	242,940	65
Operating expenses:
Research and development	129,771	32	119,099	32
Sales and marketing	191,447	48	191,401	51
General and administrative	54,597	14	55,420	15
Total operating expenses	375,815	94	365,920	97
Operating loss	(109,260)	(27)	(122,980)	(33)
Interest income	6,323	2	4,200	1
Interest expense	(26,322)	(7)	(24,630)	(7)
Other Income (expense), net	(12,966)	(3)	112	—
Loss before income taxes	(142,225)	(35)	(143,298)	(38)
Provision for income taxes	2,464	1	2,258	1
Net loss attributable to common stockholders	$(144,689)	(36)%	$(145,556)	(39)%
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
Comparison of the Three Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,
	2018		2017*		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product, subscription and support	$167,429	83%	$158,097	82%	$9,332	6%
Professional services	35,267	17	33,625	18	1,642	5
Total revenue	$202,696	100%	$191,722	100%	$10,974	6%

Revenue by geographic region:
US	$128,385	63%	$129,081	67%	$(696)	(1)%
EMEA	32,130	16	27,111	14	5,019	19
APAC	30,275	15	27,165	14	3,110	11
Other	11,906	6	8,365	5	3,541	42
Total revenue	$202,696	100%	$191,722	100%	$10,974	6%
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
Product, subscription and support revenue increased by $9.3 million, or 6%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in product, subscription and support revenue consisted of an increase of $11.6 million in subscription and support revenue, offset by a $2.3 million decrease in product revenues. The increase in product and related subscription and support revenue was primarily due to an increase in the amortization of deferred revenue associated with sales of our intelligence-dependent security appliances in prior years, as well as continued strong renewals of related threat intelligence subscription and support contracts. The increase in cloud subscriptions and managed services was primarily due to an increase in revenue recognized from deferred revenue related to growth in sales in our cloud email, intelligence and analytics subscriptions as customer buying preferences shifted to cloud-based subscriptions.
Professional services revenue increased by $1.6 million, or 5%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due primarily to an increase in billable hours and larger engagements.
Our international revenue increased $11.7 million, or 19%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, which reflects our increasing international market presence driven by increases in international professional services revenue and the related product and subscription pull through from those service engagements.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2018		2017*		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product, subscription and support	$46,136		$47,636		$(1,500)	(3)%
Professional services	21,146		20,158		988	5
Total cost of revenue	$67,282		$67,794		$(512)	(1)%
Gross margin:
Product, subscription and support		72%		70%
Professional services		40%		40%
Total gross margin		67%		65%
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
The cost of product, subscription and support revenue decreased by $1.5 million, or 3%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease in cost of product, subscription and support revenue was primarily driven by decreased appliance sales as well as a decrease in amortization of intangible assets.
The cost of professional services revenue increased $1.0 million, or 5%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in cost of professional services revenue was primarily due to an increase in personnel costs.
Gross profit margin increased as a percentage of revenue during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due primarily to an increase in product, subscription and support revenue and professional services revenues, combined with a net decrease in total cost of revenue.

Operating Expenses

	Three Months Ended June 30,
	2018		2017*		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$63,575	31%	$60,747	32%	$2,828	5%
Sales and marketing	94,196	46	92,413	48	1,783	2
General and administrative	26,179	13	27,805	15	(1,626)	(6)
Total operating expenses	$183,950	91%	$180,965	94%	$2,985	2%
Includes stock-based compensation expense of:
Research and development	$12,418		$14,057
Sales and marketing	12,223		10,219
General and administrative	7,245		7,729
Total	$31,886		$32,005
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
Research and Development
Research and development expense increased $2.8 million, or 5%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was due to a $3.7 million increase in personnel costs primarily due to an increase in headcount, offset in part by decreases in various other research and development expenses.
Sales and Marketing
Sales and marketing expense increased $1.8 million, or 2%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily due to an increase in personnel costs, including stock-based compensation of $2.9 million and a $0.9 million increase in sales and marketing programs costs compared to the same period in 2017. These increases were offset in part by a decrease in commissions expense of $2.1 million.
General and Administrative
General and administrative expense decreased $1.6 million, or 6%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease was due primarily to a $1.7 million decrease in fees paid to legal and other professional services firms and a $0.5 million decrease in stock-based compensation expense, partially offset in part by various immaterial increases in other expenses.
Interest Income

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Interest income	$3,383	$2,168	$1,215	56%
Interest income increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due to a higher rate of return on our investments in conjunction with higher average balances in our cash and cash equivalents and investments as a result of the issuance of the 2024 Notes during the three months ended June 30, 2018.

Interest Expense

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Interest expense	$(13,605)	$(12,385)	$(1,220)	10%
Interest expense increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to greater amortization of discount and issuance costs related to the 2035 Notes and the 2024 Notes issued during the three months ended June 30, 2018.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Other income (expense), net	$(12,690)	$(120)	$(12,570)	10,475%
Other income (expense), net for the three months ended June 30, 2018 is due primarily to the loss recorded on extinguishment of our Series A Notes of $10.8 million and foreign currency transaction loss.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
	2018	2017*
	(Dollars in thousands)
Provision for income taxes	$1,411	$965
Effective tax rate	(2.0)%	(1.4)%
The provision for income taxes increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Our provision for income taxes for the three months ended June 30, 2018 and June 30, 2017 is primarily comprised of income taxes in foreign jurisdictions and withholding taxes.
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
Comparison of the Six Months Ended June 30, 2018 and 2017
Revenue

	Six Months Ended June 30, 2018
	2018		2017*		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product, subscription and support	$332,902	83%	$311,826	83%	$21,076	7%
Professional services	68,864	17	64,655	17	4,209	7
Total revenue	$401,766	100%	$376,481	100%	$25,285	7%

Revenue by geographic region:
United States	$254,333	63%	$254,366	68%	$(33)	—%
EMEA	66,148	16	52,512	14	13,636	26
APAC	57,930	15	52,910	14	5,020	9
Other	23,355	6	16,693	4	6,662	40
Total revenue	$401,766	100%	$376,481	100%	$25,285	7%

*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
Product, subscription and support revenue increased by $21.1 million, or 7%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in product, subscription and support revenue consisted of an increase of $14.3 million in product and subscription revenue as well as a $6.8 million increase in support revenue. The increase in product and related subscription and support revenue was primarily due to an increase in the amortization of deferred revenue associated with sales of our intelligence-dependent security appliances in prior years, as well as continued strong renewals of related threat intelligence subscription and support contracts. The increase in cloud subscriptions and managed services was primarily due to an increase in revenue recognized from deferred revenue related to growth in sales in our cloud email, intelligence and analytics subscriptions as customer buying preferences shifted to cloud-based subscriptions.
Professional services revenue increased by $4.2 million, or 7%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase is primarily due to revenues from incident response services and an increase in billable hours.
Our international revenue increased $25.3 million, or 21%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, which reflects our increasing international market presence driven by increases in international professional services revenue and the related product and subscription pull through from those service engagements.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2018		2017*		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product, subscription and support	$93,565		$94,059		$(494)	(1)%
Professional services	41,646		39,482		2,164	5
Total cost of revenue	$135,211		$133,541		$1,670	1%
Gross margin:
Product, subscription and support		72%		70%
Professional services		40%		39%
Total gross margin		66%		65%
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
The cost of product, subscription and support revenue decreased slightly by $0.5 million, or 1%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. There were increases in allocations to cost of revenues and web hosting, offset in part by a decrease in amortization of intangible assets as compared to the same period in 2017.
The cost of professional services revenue increased $2.2 million, or 5%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in cost of professional services revenue was primarily due to a $4.7 million increase in personnel and professional services costs, offset primarily by a $2.1 million decrease in depreciation expense.
Gross profit margin increased slightly as a percentage of revenue during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due primarily to an increase in product, subscription and support revenue and professional services revenues, as total cost of revenue remained relatively constant as compared to the same period in 2017.

Operating Expenses

	Six Months Ended June 30,
	2018		2017*		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$129,771	32%	$119,099	32%	$10,672	9%
Sales and marketing	191,447	48	191,401	51	46	0
General and administrative	54,597	14	55,420	15	(823)	(1)
Total operating expenses	$375,815	94%	$365,920	97%	$9,895	3%
Includes stock-based compensation expense of:
Research and development	$26,771		$28,582
Sales and marketing	25,200		24,234
General and administrative	14,539		15,046
Total	$66,510		$67,862
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
Research and Development
Research and development expense increased $10.7 million, or 9%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily due to a $12.7 million increase in personnel costs, a $2.1 million increase in web hosting costs and a $0.9 million increase in professional services. These expenses were offset in part by decreases in various other research and development expenses.
Sales and Marketing
Sales and marketing expense was relatively constant during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. There was a decrease in commissions of $4.0 million during the six months ended June 30, 2018 which was offset by a corresponding increase in personnel related costs of $3.9 million, including stock-based compensation, as compared to the same period in 2017.
General and Administrative
General and administrative expense decreased $0.8 million, or 1%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease was primarily due to a $0.7 million decrease in fees paid to legal and other professional services firms as well as approximately $0.3 million less in personnel related expenses, including stock-based compensation.
Interest Income

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Interest income	$6,323	$4,200	$2,123	51%
Interest income increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due to a higher rate of return on our investments as well as higher than average balances in our cash and cash equivalents and investments due to our recent issuance of the 2024 Notes during the six months ended June 30, 2018.
Interest Expense

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Interest expense	$(26,322)	$(24,630)	$(1,692)	7%
Interest expense increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to greater amortization of discount and issuance costs related to the 2035 Notes as well as the recent issuance of the 2024 Notes during the six months ended June 30, 2018.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Other income (expense), net	$(12,966)	$112	$(13,078)	(11,677)%
Other income (expense), net for the six months ended June 30, 2018 is due primarily to the loss on extinguishment of the Series A Notes in the amount of $10.8 million and foreign currency transaction losses.
Provision for Income Taxes

	Six Months Ended June 30,
	2018	2017*
	(Dollars in thousands)
Provision for income taxes	$2,464	$2,258
Effective tax rate	(1.7)%	(1.6)%
The provision for income taxes remained relatively constant for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Our provision for income taxes for the six months ended June 30, 2018 and June 30, 2017 is primarily comprised of income taxes in foreign jurisdictions and withholding taxes.
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.

Liquidity and Capital Resources

	As of June 30, 2018	As of December 31, 2017
	(In thousands)
Cash and cash equivalents	$351,370	$180,891
Short-term investments	$723,975	$715,911

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash used in operating activities	$(35,100)	$(28,422)
Cash used in investing activities	(42,361)	(23,232)
Cash provided by (used in) financing activities	247,940	(17,571)
Net increase (decrease) in cash and cash equivalents	$170,479	$(69,225)

As of June 30, 2018, our cash and cash equivalents of $351.4 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $52.2 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2018 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
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

Operating Activities
During the six months ended June 30, 2018, our operating activities used cash of $35.1 million. We incurred a net loss of $144.7 million, which included net non-cash expenses of $158.9 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense, loss on the repurchase of our Series A Notes and non-cash interest expense related to our Series A Notes. Based on ASU 2016-15, we classified $43.6 million of the $330.4 million Series A Notes cash repayment as deemed repayment of Series A Notes accreted debt discount as a cash outflow for operating activities. Our net change in operating assets and liabilities used cash of $5.7 million, primarily related to reductions in deferred revenue of $30.5 million, accounts payable of $4.2 million and increased prepaid expenses of $4.9 million due to early payment of payroll taxes and commissions deferred, which was partially offset by cash sourced from a reduction in accounts receivable of $24.9 million due to increased collections and increased accrued liabilities of $0.9 million due to accretion of interest on Convertible Senior Notes.
During the six months ended June 30, 2017, our operating activities used cash of $28.4 million. We incurred a net loss of $145.6 million, which included net non-cash expenses of $158.3 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities used cash of $41.2 million, primarily related to decreases in deferred revenue of $57.9 million and accrued liabilities of $9.5 million, partially offset by cash sourced from a reduction in accounts receivable of $16.2 million.
Investing Activities
Cash used in investing activities during the six months ended June 30, 2018 was $42.4 million, primarily for capital expenditures to purchase property and equipment and demonstration units of $26.6 million, net purchases of short-term investments of $9.8 million and cash used in the acquisition of X15.
Cash used in investing activities during the six months ended June 30, 2017 was $23.2 million, primarily for capital expenditures to purchase property and equipment and demonstration units of $17.3 million and net purchases of short-term investments.
Financing Activities
During the six months ended June 30, 2018, financing activities provided $247.9 million in cash, primarily from proceeds of $584.4 million received from the issuance of our 2024 Notes, $11.0 million from employee purchases of shares under the 2013 Employee Stock Purchase Plan ("ESPP") and $4.6 million from exercises of employee stock options. These proceeds were partially offset by the $286.8 million cash outflow attributable to the aggregate principal of the Series A Notes repurchased and $65.2 million for the purchase of the Capped Calls related to our 2024 Notes.
During the six months ended June 30, 2017, financing activities used $17.6 million in cash, primarily for the contingent earn-out payment related to the acquisition of iSIGHT, as the threat intelligence bookings target was determined to be achieved in February 2017, partially offset by proceeds from exercises of employee stock options.
Contractual Obligations and Commitments
There have been no significant changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 except for those disclosed in Note 9 Convertible Senior Notes and Note 10 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Except for the accounting policies for revenue recognition, deferred revenue, deferred commissions and deferred cost of revenue that were updated as a result of adopting ASC 606, there have been no significant changes to any significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 1 Description of Business and Summary of Significant Accounting Policies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q for these changes.
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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at June 30, 2018 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $1,075.3 million and $896.8 million as of June 30, 2018 and December 31, 2017, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Series A Notes, Series B Notes and 2024 Notes have fixed interest rates at 1.000%, 1.625% and 0.875%, respectively. The fair value of the Convertible Senior Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of June 30, 2018, the fair value of our Convertible Senior Notes was approximately $1,104.2 million.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ( the "SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Except for the implementation of certain internal controls related to the adoption of the new revenue recognition standard, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred operating losses each year since our inception, including net losses of $72.9 million and $68.3 million during the three months ended June 30, 2018 and 2017, respectively, and net losses of $144.7 million and $145.6 million during the six months ended June 30, 2018 and 2017, respectively. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.

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

In addition, because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our products and services are unable to detect or prevent. Moreover, as our products and services are adopted by an increasing number of enterprises and governments, it is possible that the individuals and organizations behind advanced malware attacks will begin to focus on finding ways to defeat our products and services. If this happens, our networks, products, services and subscriptions could be targeted by attacks specifically designed to disrupt our business and undermine the perception that our products and services are capable of providing superior IT security, which, in turn, could have a serious impact on our reputation as a provider of virtual machine-based security solutions. Any breach or perceived security breaches of our platform, network or systems, or any other security breach or data security incident that we may suffer, could result in reputational harm and lost revenues, and could materially and adversely affect our business, financial condition and results of operations.
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
From the year ended December 31, 2010 to the year ended December 31, 2017, our revenue grew from $11.8 million to $779.6 million as reported in the respective periods, which represents a compounded annual growth rate of approximately 82%. Although we have experienced rapid growth historically and currently have strong retention rates, we may not continue to grow in the future and our retention rates may decline. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

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
If we are unable to maintain consistent or increasing revenue growth or if our revenues decline, it may be difficult to achieve and maintain profitability and our business and financial results could be adversely affected. Our revenue for any prior quarterly or annual periods should not be relied upon as any indication of our future revenue or revenue growth.
If we are unable to sell additional products, subscriptions and services, as well as renewals of our subscriptions and services, to our customers, our future revenue and operating results will be harmed.
Our future success depends, in part, on our ability to expand the deployment of our platform with existing customers by selling them additional products, subscriptions and services, such as our FireEye Helix platform. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional products, subscriptions and services depends on a number of factors, including the perceived need for additional IT security, general economic conditions, and our customers' level of satisfaction with our existing solutions they have previously purchased. If our efforts to sell additional products, subscriptions and services to our customers are not successful, our business may suffer.
Further, existing customers that purchase our platform have no contractual obligation to renew their subscriptions and support and maintenance services after the initial contract period, and given our limited operating history, we may not be able to accurately predict our retention rates. Our customers’ retention rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our platform, our customer support, customer budgets and the pricing of our platform compared with the products and services offered by our competitors. If our customers renew their subscriptions, they may renew for shorter contract lengths or on other terms that are less economically beneficial to us. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their subscriptions or renew them on less favorable terms, our revenue may grow more slowly than expected, not grow at all, or even decline.
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

•	completing the transaction and achieving or utilizing the anticipated benefits of the acquisition within the expected timeframe, or at all;

•	unanticipated write-offs or charges; and

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
Although third parties may offer a license to their technology or other intellectual property, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. We may also be subject to additional fees or be required to obtain new licenses if any of our licensors allege that we have not properly paid for such licenses or that we have improperly used the technologies under such licenses. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its technology or other intellectual property on reasonable terms, or at all, we could be enjoined from continued use of such intellectual property. As a result, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we could be unable to continue to offer our affected products, subscriptions or services), effort, and expense and may ultimately not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products, providing certain subscriptions or performing certain services or that requires us to pay substantial damages, royalties or other fees. Any of these events could harm our business, financial condition and results of operations.
Because we depend on a limited number of manufacturers to build the appliances used in our platform, we are susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping customer orders on time, or on a cost-effective basis, which may result in the loss of sales and customers.
We depend on a limited number of third-party manufacturers, primarily Flextronics Telecom Systems, Ltd., as sole source manufacturers for our appliances used in our platform. Our reliance on third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply, upgrades and expansions and timing. Any manufacturing disruption by these third-party manufacturers could severely impair our ability to fulfill orders on time. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these manufacturers suffer delays or disruptions for any reason, experience increased manufacturing lead-times, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers would be severely impaired, and our business and results of operations would be harmed.
Further, the portion of our appliances used in our platform that are sourced outside the United States may be subject to additional logistical risks or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, the United States and Chinese governments have each enacted, and discussed more potential, import tariffs. These tariffs, depending on their ultimate scope and how they are implemented, could negatively impact our business by increasing our costs and impair our ability to fulfill orders.
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
Although we monitor our use of open source software to try to avoid subjecting our products and subscriptions to conditions, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize products and subscriptions incorporating such software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our products and subscriptions will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely or cost-effective basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, results of operations and financial condition.
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
If we fail to adequately protect personal information or other information we process or maintain, our business, financial condition and operating results could be adversely affected.
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the European Union General Data Protection Regulation, which became fully effective on May 25, 2018, imposes more stringent data protection requirements than previously effective European Union data protection law and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues.

Evolving and changing definitions of personal data and personal information within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting technology alliance partners that may involve the sharing of data. Even the perception of privacy or information security concerns, whether or not valid, may harm our reputation, inhibit adoption of our products by current and future customers, or adversely impact our ability to attract and retain workforce talent. If our security measures are or are believed to be inadequate or breached as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques or otherwise, and this results in, or is believed to result in, the disruption of the confidentiality, integrity or availability of our systems or networks or any data we process or maintain, or the loss, destruction or corruption of such data, we could incur significant liability, we could face a loss of revenues, and our business may suffer and our reputation and competitive position may be damaged. Additionally, our service providers may suffer, or be perceived to suffer, data security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.
Our actual or perceived failure to adequately comply with applicable laws and regulations, or to protect personal data and other data we process or maintain, could result in regulatory fines and enforcement actions against us fines, penalties and other liabilities, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, required efforts to mitigate or otherwise respond to incidents, litigation, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our operations, financial performance and business.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Additionally, we adopted the new revenue standard and management has made and will make judgments and assumptions based on its interpretation of the new standard, which may vary from company to company based on the unique facts and circumstances surrounding their business. It is possible that interpretation, industry practice, and guidance may continue to evolve during the early stages of adoption of the new standard. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to assets, liabilities, revenue, expenses and related disclosures.

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
Further, the interpretation and application of international laws and regulations in many cases is uncertain, and our legal and regulatory obligations in foreign jurisdictions are subject to frequent and unexpected changes, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations or to issue rulings that invalidate prior laws or regulations.
For example, “Brexit” could also lead to further legislative and regulatory changes. A Data Protection Bill that substantially implements the European Union’s General Data Protection Regulation has been implemented in the United Kingdom, effective in May 2018. It is unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated.
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
The United States recently passed a comprehensive tax reform bill that could adversely affect our financial performance
On December 22, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code. The changes include, but are not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, imposing a mandatory one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, imposing certain additional limitations on the use of deferred tax assets, introducing bonus depreciation that will allow for full expensing of qualified property, eliminating the corporate alternative minimum tax, or AMT, and changing how existing AMT credits can be realized. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our financial performance could be adversely affected. In addition, it is uncertain if, and to what extent, various states will conform to the new tax law and foreign countries will react by adopting tax legislation or taking other actions that could adversely affect our business.

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
We have substantial existing indebtedness. In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (together, the “2035 Notes”). During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (the "2024 Notes" and, together with the 2035 Notes, the "convertible notes") and repurchased approximately $340.2 million aggregate principal amount of certain of the 2035 Notes. As a result, as of June 30, 2018, we had approximately $1.2 billion aggregate principal amount of convertible notes outstanding.

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
The conditional conversion feature of each series of convertible notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of a series of convertible notes is triggered, holders of such series of convertible notes will be entitled to convert their convertible notes at any time during specified periods at their option. If one or more holders of such convertible notes elect to convert their convertible notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of such series of convertible notes do not elect to convert their convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such series of convertible notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the convertible notes, is subject to changes that could have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the convertible notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for each series of convertible notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of such series of convertible notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the convertible notes to their face amount over the term of the convertible notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest for such series of convertible notes, which could adversely affect our reported or future financial results and the trading price of our common stock.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This standard clarifies how certain cash receipts and payments should be classified in the statement of cash flows, including the cash settlement for each series of our convertible notes. Upon cash settlement, repayment of the principal amount will be bifurcated between cash outflows for operating activities for the portion related to accreted interest attributable to debt discounts arising from the difference between the coupon interest rate and the effective interest rate, and financing activities for the remainder. This will require us to classify the $310.4 million of accreted interest as cash used in operating activities in our consolidated financial statements upon cash settlement, which could adversely affect our future financial results.
In addition, under certain circumstances, convertible debt instruments (such as the convertible notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that any shares issuable upon conversion of any series of convertible notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such series of convertible notes exceeds their principal amount of such series of convertible notes. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess conversion value, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the convertible notes, then our diluted earnings per share would be adversely affected.
Transactions related to our convertible notes may affect the market price of our common stock.
The conversion of any of our series of convertible notes, if such conversion occurs, will dilute the ownership interests of then-existing stockholders to the extent we deliver shares upon conversion of any of the convertible notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible notes may encourage short selling by market participants because any conversion of the convertible notes could be used to satisfy short positions, or anticipated conversion of the convertible notes into shares of our common stock could depress the price of our common stock.
In addition, in connection with our issuance of the 2024 Notes, we entered into capped call transactions with certain financial institutions (the “option counterparties”). The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2024 Notes and/or offset any cash payments we are required to make in excess of the principal amount of such 2024 Notes converted, as the case may be, with such reduction and/or offset subject to a cap. From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2024 Notes. This activity could cause a decrease in the market price of our common stock.
We are subject to counterparty risk with respect to the capped call transactions.
The option counterparties to our capped call transactions are financial institutions, and we will be subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Adverse global economic conditions may result in the actual or perceived failure or financial difficulties for financial institutions, including one or more of our option counterparties. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

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
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Since the date of our initial public offering, the price of our common stock has ranged from $10.35 to $97.35 through July 31, 2018, and the last reported sale price on July 31, 2018 was $15.53. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans, the conversion of our convertible notes or otherwise. For example, in January 2016, we issued 1,793,305 shares of common stock in connection with our acquisition of iSIGHT; in February 2016, we issued 742,026 shares of common stock in connection with our acquisition of Invotas; in October 2017, we issued 259,425 shares of common stock in connection with our acquisition of The Email Laundry; and in January 2018, we issued 1,016,334 shares of common stock in connection with our acquisition of X15. In addition, we issued $920.0 million aggregate principal amount of 2035 Notes, of which approximately $579.8 million aggregate principal remains outstanding, and we issued $600.0 million aggregate principal amount of the 2024 Notes during the three months ended June 30, 2018. Any future issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 24, 2018, we issued $525.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (“2024 Notes”), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). In addition, on June 5, 2018, we issued an additional $75.0 million aggregate principal amount of 2024 Notes pursuant to the full exercise of the initial purchasers’ over-allotment option, in a private placement exempt from the registration requirements of the Securities Act. The 2024 Notes are convertible into shares of our common stock on the terms set forth in the indenture governing the 2024 Notes. Additional disclosure concerning the issuance of the 2024 Notes can be found in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description of Exhibit

4.1
Indenture, dated as of May 24, 2018, between the Registrant and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on May 25, 2018)

4.2
Form of Global 0.875% Convertible Senior Note due 2024 (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on May 25, 2018)

10.1	Form of Capped Call Confirmation (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on May 25, 2018)
10.2	Data Processing Addendum to Flextronics Design and Manufacturing Services Agreement, dated as of April 9, 2018, by and between the Registrant and Flextronics Telecom Systems, Ltd.
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREEYE, INC.

Dated: August 3, 2018	By:	/s/ Frank E. Verdecanna
Frank E. Verdecanna
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and duly authorized signatory)