Form 10-Q
period 2018-09-30
FireEye, Inc.
filed 2018-11-02
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares of the registrant's common stock outstanding as of October 31, 2018 was 197,014,986.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2018	December 31, 2017*
ASSETS
Current assets:
Cash and cash equivalents	$397,297	$180,891
Short-term investments	691,004	715,911
Accounts receivable, net of allowance for doubtful accounts of $3,042 and $2,503 at September 30, 2018 and December 31, 2017, respectively	129,163	146,317
Inventories	6,067	5,746
Prepaid expenses and other current assets	97,546	93,799
Total current assets	1,321,077	1,142,664
Property and equipment, net	86,251	71,357
Goodwill	999,888	984,661
Intangible assets, net	155,583	187,388
Deposits and other long-term assets	74,116	72,767
TOTAL ASSETS	$2,636,915	$2,458,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,938	$35,684
Accrued and other current liabilities	27,982	19,569
Accrued compensation	63,951	59,588
Deferred revenue, current portion	528,752	546,615
Total current liabilities	652,623	661,456
Convertible senior notes, net	950,942	779,578
Deferred revenue, non-current portion	358,403	363,485
Other long-term liabilities	24,085	22,102
Total liabilities	1,986,053	1,826,621
Commitments and contingencies (NOTE 10)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 196,934 shares and 187,105 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	20	19
Additional paid-in capital	3,104,476	2,891,441
Treasury stock, at cost; 3,333 shares as of September 30, 2018 and December 31, 2017	(150,000)	(150,000)
Accumulated other comprehensive loss	(2,545)	(2,881)
Accumulated deficit	(2,301,089)	(2,106,363)
Total stockholders’ equity	650,862	632,216
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,636,915	$2,458,837
* Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017*	2018	2017*
Revenue:
Product, subscription and support	$175,653	$163,174	$508,555	$475,000
Professional services	35,998	34,192	104,862	98,847
Total revenue	211,651	197,366	613,417	573,847
Cost of revenue:
Product, subscription and support	46,752	48,438	140,317	142,497
Professional services	20,682	20,628	62,328	60,110
Total cost of revenue	67,434	69,066	202,645	202,607
Total gross profit	144,217	128,300	410,772	371,240
Operating expenses:
Research and development	62,120	64,316	191,891	183,415
Sales and marketing	92,297	92,105	283,744	283,506
General and administrative	26,241	29,823	80,838	85,243
Total operating expenses	180,658	186,244	556,473	552,164
Operating loss	(36,441)	(57,944)	(145,701)	(180,924)
Interest income	4,484	2,468	10,807	6,668
Interest expense	(14,976)	(12,611)	(41,298)	(37,241)
Other income (expense), net	(1,424)	—	(14,390)	112
Loss before income taxes	(48,357)	(68,087)	(190,582)	(211,385)
Provision for income taxes	1,680	1,127	4,144	3,385
Net loss attributable to common stockholders	$(50,037)	$(69,214)	$(194,726)	$(214,770)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.39)	$(1.03)	$(1.22)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	192,359	179,732	189,526	176,232
* Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017*	2018	2017*
Net loss	$(50,037)	$(69,214)	$(194,726)	$(214,770)
Change in net unrealized gain on available-for-sale investments, net of tax	950	179	336	528
Comprehensive loss	$(49,087)	$(69,035)	$(194,390)	$(214,242)
* Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(194,726)	$(214,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,688	78,612
Stock-based compensation	118,366	125,492
Non-cash interest expense related to convertible senior notes	31,638	28,023
Loss on repurchase of convertible senior notes	10,764	—
Deemed repayment of convertible senior notes attributable to accreted debt discount	(43,575)	—
Change in fair value of contingent earn-out liability	—	(54)
Deferred income taxes	(131)	(53)
Other	3,762	5,095
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	15,969	4,157
Inventories	(4,146)	(1,890)
Prepaid expenses and other assets	(3,014)	3,529
Accounts payable	(6,615)	(960)
Accrued liabilities	8,419	(915)
Accrued compensation	4,364	2,095
Deferred revenue	(22,946)	(52,412)
Other long-term liabilities	1,982	8,116
Net cash used in operating activities	(13,201)	(15,935)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(37,020)	(25,924)
Purchases of short-term investments	(346,588)	(315,626)
Proceeds from maturities of short-term investments	370,128	304,042
Proceeds from sales of short-term investments	—	3,620
Business acquisitions, net of cash acquired	(5,945)	—
Lease deposits	239	(451)
Net cash used in investing activities	(19,186)	(34,339)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for contingent earn-outs	—	(38,928)
Proceeds from issuance of convertible senior notes, net of issuance costs	584,405	—
Purchase of capped calls	(65,220)	—
Repurchase of convertible senior notes	(286,817)	—
Payment related to shares withheld for taxes	—	(1,004)
Proceeds from employee stock purchase plan	10,993	10,764
Proceeds from exercise of equity awards	5,432	16,582
Net cash provided by (used in) financing activities	248,793	(12,586)
Net change in cash and cash equivalents	216,406	(62,860)
Cash and cash equivalents, beginning of period	180,891	223,667
Cash and cash equivalents, end of period	$397,297	$160,807

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017*
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,499	$3,680
Cash paid for interest	$5,971	$6,038
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with acquisitions	$15,387	$—
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$16,222	$17,213
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year. The balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all information required by U.S. GAAP for annual consolidated financial statements.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates include, but are not limited to, determining the nature and timing of satisfaction of performance obligations, useful life of our security appliances that are dependent on intelligence and assessing the material rights associated with it, determining the standalone selling price ("SSP") of performance obligations, subscriptions and services, commissions expense including the period of benefit of customer acquisition cost, bonus expense, future taxable income, contract manufacturer liabilities, litigation and settlement costs and other loss contingencies, fair value of our equity awards, achievement of targets for performance stock units, fair value of the liability and equity components of the Convertible Senior Notes and the purchase price allocation of acquired businesses. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from current or revised future estimates.
Summary of Significant Accounting Policies
Except for the accounting policies for revenue recognition and the associated treatments of deferred revenue, deferred cost of revenue and deferred commissions, updated as a result of adopting ASC 606, there have been no significant changes to our significant accounting policies as of and for the three and nine months ended September 30, 2018, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
•Determination of the transaction price - The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer adjusted for estimated variable consideration, if any. We typically estimate the transaction price impact of discounts offered to the customers for early payments on receivables or rebates based on channel partner sales achievements. Constraints are applied when estimating variable considerations based on historical experience where applicable.
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
All of our security appliance deliverables include proprietary operating system software, which together with regular security intelligence updates and support and maintenance, deliver the essential functionality of our appliance-based security products. We combine intelligence dependent appliances and software licenses with the related intelligence subscription and support as a single performance obligation. As a result, we recognize revenue for this single performance obligation ratably over the contractual term. Contracts containing this single performance obligation typically contain a material right of renewal option. For contracts that contain a material right of renewal option, the allocated value of the performance obligation is recognized ratably over the period between the end of the initial contractual term and the end of the estimated useful life of the related appliance and license.
Revenue from subscriptions to our cloud-based services, which allow customers to use our hosted security software over a contracted period without taking possession of the software and managed services where FireEye provides managed detection and response services for the customer are recognized over the contractual term. We also have a small portion of our revenue from appliances and software that are not dependent on regular threat intelligence updates. Revenue from these appliances and the associated software is therefore recognized when ownership is transferred to our customers, typically upon shipment.

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
Deferred Revenue (Contract Liabilities) and Contract Assets
Deferred revenue consists of amounts that have been invoiced and for which we have the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current. Our contract assets consist of assets typically resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price and have been included in prepaid expenses and other current assets. Our contract assets were immaterial as of September 30, 2018 and December 31, 2017.
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
Our customer acquisition costs are primarily related to sales commissions and related payroll taxes earned by our sales force and such costs are considered incremental costs to obtain a contract. Sales commissions for initial contracts are deferred and then amortized taking into consideration the pattern of transfer to which the asset relates and may include expected renewal periods where renewal commissions are not commensurate with the initial commissions period. We typically recognize the initial commissions over the longer of the customer relationship (generally estimated to be four years) or over the same period as the initial revenue arrangement to which these costs relate. Renewal commissions not commensurate with the initial commissions paid are generally amortized over the renewal period. Deferred commissions that will amortize within the succeeding 12 month period are classified as current, and included in prepaid expenses and other current assets on the consolidated balance sheet. The remaining balance is classified as non-current, and included in deposits and other long-term assets. As of September 30, 2018 and December 31, 2017, the amount of deferred commissions included in prepaid expenses and other current assets was $49.5 million and $43.8 million, respectively. The amount of deferred commissions included in deposits and other long-term assets as of September 30, 2018 and December 31, 2017 was $42.8 million and $43.0 million, respectively.
Deferred Costs of Revenue
Deferred costs of revenue consists of appliance related direct and incremental costs that are capitalized and will be amortized on a systematic basis that is consistent with the pattern of transfer to which the asset relates. Deferred costs of revenue that will be realized within the succeeding 12 month period are classified as current, and included in prepaid expenses and other current assets on the consolidated balance sheets. The remaining balance is classified as non-current, and included in deposits and other long-term assets. As of September 30, 2018 and December 31, 2017, the amount of deferred costs of revenue classified as current and included in prepaid expenses and other current assets was $16.9 million and $18.4 million, respectively. The amount of deferred costs of revenue classified as non-current and included in deposits and other long-term assets as of September 30, 2018 and December 31, 2017 was $18.8 million and $19.7 million, respectively.
ASC 606 Impact to Previously Reported Results
We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select condensed consolidated balance sheet line items, which reflect the adoption of this standard, are as follows (in thousands):

	As of December 31, 2017
Balance Sheet:	As Previously Reported	Impact of Adoption	As Adjusted
Accounts receivable, net	$140,049	6,268	$146,317
Prepaid expenses and other current assets	$34,541	59,258	$93,799
Deposits and other long-term assets	$11,537	61,230	$72,767
Deferred revenue, current portion	$443,064	103,551	$546,615
Deferred revenue, non-current portion	$227,680	135,805	$363,485
Stockholders' equity	$744,816	(112,600)	$632,216
Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	Three Months Ended September 30, 2017
Condensed Consolidated Statement of Operations	As Previously Reported	Impact of Adoption	As Adjusted
Total revenue	$189,603	7,763	$197,366
Total cost of revenue	$68,218	848	$69,066
Total operating expenses	$183,060	3,184	$186,244
Operating loss	$(61,675)	3,731	$(57,944)
Net loss attributable to common stockholders	$(72,945)	3,731	$(69,214)
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	0.02	$(0.39)

	Nine Months Ended September 30, 2017
Condensed Consolidated Statement of Operations	As Previously Reported	Impact of Adoption	As Adjusted
Total revenue	$548,813	25,034	$573,847
Total cost of revenue	$199,515	3,092	$202,607
Total operating expenses	$542,117	10,047	$552,164
Operating loss	$(192,819)	11,895	$(180,924)
Net loss attributable to common stockholders	$(226,665)	11,895	$(214,770)
Net loss per share attributable to common stockholders, basic and diluted	$(1.29)	0.07	$(1.22)
Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	Nine Months Ended September 30, 2017
Condensed Consolidated Statement of Cash flows	As Previously Reported	Impact of Adoption	As Adjusted
Cash flows from operating activities:
Net loss	$(226,665)	$11,895	$(214,770)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Other	$5,142	(47)	$5,095
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	$(354)	4,511	$4,157
Prepaid expenses and other assets	$(9,657)	13,186	$3,529
Accrued liabilities	$(1,079)	164	$(915)
Deferred revenue	$(22,703)	(29,709)	$(52,412)
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard requires capitalization of the implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Further, the standard also requires the Company to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. This standard is effective for the Company beginning in the first quarter of 2020. Early adoption is permitted. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07 (Topic 718): Improvements to Non-employee Share-Based Payment Accounting ("Topic 718"). This standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. FASB clarified that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. This standard is effective for the Company beginning in the first quarter of 2019. Early adoption is permitted, but no earlier than an entity's adoption date of ASC 606. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02: Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. This standard provides companies with an option to reclassify stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act ("TCJA") from accumulated other comprehensive income to retained earnings. The guidance will be effective for the Company beginning in the first quarter of 2019 with early adoption permitted, and will be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the tax rate as a result of TCJA is recognized. The Company has not made a determination as to which alternative methods it will use when it adopts this standard, but does not expect the adoption of this ASU to have a material impact on its results of operations, financial position or cash flows.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (i.e. Step 2 of the current guidance), instead measuring the impairment charge as the excess of the reporting unit's carrying amount over its fair value (i.e. Step 1 of the current guidance). The guidance is effective for the Company beginning in the first quarter of 2020, and should be applied prospectively. Early adoption is permitted for impairment testing dates after January 1, 2017. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss ("CECL") model. The CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. The guidance is effective for the Company beginning in the first quarter of 2020. Early adoption beginning January 1, 2019 is permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard is effective for the Company beginning in the first quarter of 2019 and may be applied on a modified retrospective basis or prospective basis. Early adoption is permitted. The Company is currently working through an adoption plan which includes evaluating the impact the new guidance will have on its financial position and results of operations. The Company expects to recognize lease liabilities and right of use assets. The extent of the increase to assets and liabilities associated with these amounts is yet to be determined, pending the Company's review of its existing lease contracts and service contracts, which may contain embedded leases. While this review is still in process, we currently expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.
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
The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of September 30, 2018				As of December 31, 2017
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$37,428	$—	$—	$37,428	$208	$—	$—	$208
Treasury bills	—	—	—	—	3,098	—	—	3,098
Commercial Paper	—	—	—	—	—	—	—	—
Total cash equivalents	37,428	—	—	37,428	3,306	—	—	3,306
Short-term investments:
Certificates of deposit	—	—	—	—	—	—	—	—
Commercial paper	—	—	—	—	—	4,987	—	4,987
Corporate notes and bonds	—	448,640	—	448,640	—	438,024	—	438,024
U.S. Government agencies	—	242,364	—	242,364	—	272,900	—	272,900
Total short-term investments	—	691,004	—	691,004	—	715,911	—	715,911
Total assets measured at fair value	$37,428	$691,004	$—	$728,432	$3,306	$715,911	$—	$719,217

We measure certain assets, including goodwill, intangible assets and our equity-method investment in a private company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the nine months ended September 30, 2018.
The estimated fair value of the Convertible Senior Notes (as defined in Note 9) as of September 30, 2018 and December 31, 2017 was determined to be $1.1 billion and $851.3 million, respectively. The fair value was determined based on the closing trading prices per $100 principal amount of the respective Convertible Senior Notes as of the last day of trading for the period. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.
3. Investments
Our investments consisted of the following (in thousands):

	As of September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalent	Short-Term Investments
Commercial paper	$—	$—	$—	$—	$—	$—
Corporate notes and bonds	450,388	11	(1,759)	448,640	—	448,640
U.S. Government agencies	243,161	—	(797)	242,364	—	242,364
Total	$693,549	$11	$(2,556)	$691,004	$—	$691,004

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Commercial paper	$4,989	$—	$(2)	$4,987	$—	$4,987
Corporate notes and bonds	439,851	2	(1,829)	438,024	—	438,024
Treasury bills	3,098	—	—	3,098	3,098	—
U.S. Government agencies	273,950	—	(1,050)	272,900	—	272,900
Total	$721,888	$2	$(2,881)	$719,009	$3,098	$715,911
The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2018
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$—	$—	$—	$—	$—	$—
Corporate notes and bonds	212,252	(778)	203,436	(981)	415,688	(1,759)
U.S. Government agencies	163,113	(457)	79,251	(340)	242,364	(797)
Total	$375,365	$(1,235)	$282,687	$(1,321)	$658,052	$(2,556)

	As of December 31, 2017
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$4,987	$(2)	$—	$—	$4,987	$(2)
Corporate notes and bonds	284,499	(1,484)	153,525	(345)	438,024	(1,829)
U.S. Government agencies	117,132	(486)	155,768	(564)	272,900	(1,050)
Total	$406,618	$(1,972)	$309,293	$(909)	$715,911	$(2,881)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of September 30, 2018 and December 31, 2017.

The following table summarizes the contractual maturities of our investments at September 30, 2018 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$440,284	$438,392
Due within one to three years	253,265	252,612
Total	$693,549	$691,004
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
As of September 30, 2018, we held an 11.1% ownership interest in a private company, which is accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the private company. This investment is classified within deposits and other long-term assets on our condensed consolidated balance sheets. The carrying value of this investment was $0.8 million as of September 30, 2018 and $2.1 million as of December 31, 2017.
4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Computer equipment and software	$169,077	$144,438
Leasehold improvements	64,545	67,451
Furniture and fixtures	14,859	16,665
Machinery and equipment	448	447
Total property and equipment	248,929	229,001
Less: accumulated depreciation	(162,678)	(157,644)
Total property and equipment, net	$86,251	$71,357
Depreciation and amortization expense related to property, equipment and demonstration units during the three months ended September 30, 2018 and 2017 was $9.2 million and $10.5 million, respectively. Depreciation and amortization expense related to property, equipment and demonstration units during the nine months ended September 30, 2018 and 2017 was $27.8 million and $32.5 million, respectively.
During the three months ended September 30, 2018 and 2017, we capitalized $5.5 million and $2.2 million, respectively, of software development costs primarily related to our cloud subscription offerings. Amortization expense related to capitalized software development costs during the three months ended September 30, 2018 and 2017 was $2.3 million and $1.7 million, respectively.
During the nine months ended September 30, 2018 and 2017, we capitalized $17.2 million and $10.0 million, respectively, of software development costs primarily related to our cloud subscription offerings. Amortization expense related to capitalized software development costs during the nine months ended September 30, 2018 and 2017 was $6.5 million and $3.8 million, respectively.
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
Goodwill and Purchased Intangible Assets
Goodwill increased approximately $15.2 million for the nine months ended September 30, 2018 due to the acquisition of X15. There were no other changes in the carrying amount of goodwill.
Purchased intangible assets consisted of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Developed technology	$110,003	$103,903
Content	158,700	158,700
Customer relationships	111,090	111,090
Contract backlog	12,500	12,500
Trade names	15,560	15,560
Non-competition agreements	1,400	1,400
Total intangible assets	409,253	403,153
Less: accumulated amortization	(253,670)	(215,765)
Total net intangible assets	$155,583	$187,388
Amortization expense of intangible assets during the three months ended September 30, 2018 and 2017 was $12.6 million and $14.8 million, respectively. Amortization expense of intangible assets during the nine months ended September 30, 2018 and 2017 was $37.9 million and $44.4 million, respectively.
The expected future annual amortization expense of intangible assets as of September 30, 2018 is presented below (in thousands):

Years Ending December 31,	Amount
2018 (remaining three months)	$12,421
2019	48,441
2020	33,903
2021	29,337
2022	18,209
and thereafter	13,272
Total	$155,583
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
The following table sets forth a summary of restructuring activities during the nine months ended September 30, 2018 (in thousands):

Facilities costs
Balance, December 31, 2017	$935
Cash payments	(128)
Other adjustments	341
Balance, September 30, 2018	$1,148
Other adjustments represent relief of unused benefits, changes in fair value and foreign currency fluctuations.
The remainder of the restructuring balance of $1.1 million at September 30, 2018 is for non-cancelable lease costs which we expect to pay over the terms of the related obligations through the third quarter of 2024, net of sublease income.

7. Deferred Commissions
We capitalize most of our commission expenses and related payroll taxes and amortize them on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Changes in the balance of total deferred commissions for the periods presented are as follows (in thousands):

Three Months Ended September 30, 2018
As of June 30, 2018	$89,971
Commissions capitalized	17,730
Commissions recognized	(15,343)
As of September 30, 2018	$92,358

Nine Months Ended September 30, 2018
As of December 31, 2017	$86,779
Commissions capitalized	48,229
Commissions recognized	(42,650)
As of September 30, 2018	$92,358
There was no impairment loss in relation to the commissions capitalized for the periods presented.
8. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017*
Product, subscription and support, current	$476,603	$496,218
Professional services, current	52,149	50,397
Total deferred revenue, current	528,752	546,615
Product, subscription and support, non-current	358,350	363,313
Professional services, non-current	53	172
Total deferred revenue, non-current	358,403	363,485
Total deferred revenue	$887,155	$910,100
Changes in the balance of deferred revenue for the periods presented are as follows (in thousands):

Three Months Ended September 30, 2018
As of June 30, 2018	$879,556
Billings for the period	219,250
Revenue recognized	(211,651)
As of September 30, 2018	$887,155

Nine Months Ended September 30, 2018
As of December 31, 2017*	$910,100
Billings for the period	590,472
Revenue recognized	(613,417)
As of September 30, 2018	$887,155
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

While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $887.2 million in deferred revenue and $8.9 million in backlog. We have used the practical expedient to not disclose backlog related to the comparative period under ASC 606.
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
We expect to recognize these remaining performance obligations as follows (in percentages):

	Total	Less than 1 year	1-2 years	2-3 years	More than 3 years
Deferred revenue	100%	60%	25%	11%	4%
Backlog	100%	43%	37%	18%	2%
9. Convertible Senior Notes
Convertible Senior Notes due 2024
On May 24, 2018, we issued $525.0 million aggregate principal amount of the 2024 Notes in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act. In addition, on June 5, 2018, we issued an additional $75.0 million aggregate principal amount of the 2024 Notes pursuant to the full exercise of the initial purchasers' option to purchase additional 2024 Notes, in a private placement exempt from the registration requirements of the Securities Act. The net proceeds from the offerings, after deducting the initial purchasers' discount of approximately $15.0 million and the issuance costs of approximately $0.6 million, were $584.4 million. We used (i) approximately $330.4 million of the net proceeds to repurchase approximately $340.2 million in principal amount outstanding of the Series A Notes in negotiated transactions with institutional investors and (ii) approximately $65.2 million of the net proceeds from the offering of the 2024 Notes to enter into the Capped Calls.
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
As of September 30, 2018, none of the conditions permitting holders to convert their 2024 Notes had been satisfied and no shares of our common stock had been issued in connection with any conversions of the 2024 Notes. Based on the closing price of our common stock of $17.00 per share on September 28, 2018, the conversion value of the 2024 Notes was less than the principal amount of the 2024 Notes outstanding on a per 2024 Note basis.
In accordance with accounting for debt with conversions and other options, we bifurcated the principal amount of the 2024 Notes into liability and equity components. The initial liability component of the 2024 Notes was valued at $458.3 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 5.5% with the equity component representing the residual amount of the proceeds of $141.7 million, which was recorded as a debt discount. Issuance costs were allocated pro rata based on the relative initial carrying amounts of the liability and equity components. As a result, transaction costs of $0.5 million and $0.1 million and initial purchasers' discount of $11.5 million and $3.5 million were attributable to the liability component ("debt discounts") and equity component of the 2024 Notes, respectively. The debt discount and the issuance costs allocated to the liability component are amortized as additional interest expense over the term of the 2024 Notes using the effective interest method as noted in the table below.
The liability and equity components of the 2024 Notes consisted of the following (in thousands):

As of September 30, 2018
2024 Notes
Liability component:
Principal	$600,000
Less: 2024 Notes debt discounts and issuance costs, net of amortization	(145,853)
Net carrying amount	$454,147

Equity component, net of issuance costs	$138,064
The unamortized issuance costs as of September 30, 2018 will be amortized over a weighted-average remaining period of approximately 5.7 years.
Interest expense for the three and nine months ended September 30, 2018 related to the 2024 Notes consisted of the following (dollars in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	2024 Notes	2024 Notes
Coupon interest	$1,313	$1,832
Amortization of 2024 Notes debt discounts and issuance costs	5,546	7,805
Total interest expense recognized	$6,859	$9,637

Effective interest rate on the liability component	6.1%	5.2%
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
Convertible Senior Notes due 2035
In June 2015, we issued $460.0 million principal amount of Series A Notes and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the “Series B Notes” and together with the Series A Notes, the "2035 Notes", and the 2035 Notes, together with the 2024 Notes, the "Convertible Senior Notes"), including the full exercise of the initial purchasers' over-allotment option, in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act. The net proceeds after the initial purchasers' discount of $23.0 million and issuance costs of $0.5 million from the 2035 Notes were $896.5 million. The Series A Notes and Series B Notes bear interest at 1.000% per year and 1.625% per year, respectively, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2015. The 2035 Notes mature on June 1, 2035, unless earlier repurchased, redeemed or converted.
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
Repurchase of portion of Series A Notes
In May 2018, we used approximately $330.4 million of the net proceeds from the offering of the 2024 Notes to repurchase $340.2 million in principal amount of the Series A Notes. The repurchase was accounted for as a partial extinguishment of the Series A Notes. The consideration of approximately $330.4 million used to repurchase the Series A Notes was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the debt extinguishment and allocating that portion of the repurchase price to the liability component in the amount of $317.4 million. The residual of the repurchase price of $13.0 million was allocated to the equity component of the Series A Notes as a reduction of additional paid-in capital. The fair value of the debt extinguished was calculated using a discount rate of 4.5%, representing an estimate of the Company's borrowing rate at the date of repurchase with a remaining expected life of two years. As part of the repurchase, we wrote-off a portion of the unamortized debt issuance cost apportioned to the principal amount of Series A Notes repurchased. We also recorded a loss on partial extinguishment of the Series A Notes of $10.8 million in Other Expense, net, representing the difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized costs. As of September 30, 2018, $119.8 million aggregate principal amount of the Series A Notes remains outstanding.
The liability and equity components of the remaining portion of Series A Notes and Series B Notes consisted of the following (in thousands):

	As of September 30, 2018		As of December 31, 2017
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$119,828	$460,000	$460,000	$460,000
Less: 2035 Notes debt discount and issuance costs, net of amortization	(9,843)	(73,190)	(53,762)	(86,660)
Net carrying amount	$109,985	$386,810	$406,238	$373,340

Equity component, net of issuance costs	$79,555	$117,834	$92,567	$117,834
The unamortized discounts and issuance costs as of September 30, 2018 will be amortized over a weighted-average remaining period of approximately 3.4 years.
Interest expense for the three and nine months ended September 30, 2018 related to the 2035 Notes consisted of the following (in thousands):

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$300	$1,869	$2,237	$5,585
Amortization of 2035 Notes debt discount and issuance costs	1,405	4,543	10,362	13,471
Total interest expense recognized	$1,705	$6,412	$12,599	$19,056

Effective interest rate on the liability component	6.3%	6.7%	6.4%	6.8%

Interest expense for the three and nine months ended September 30, 2017 related to the 2035 Notes consisted of the following (in thousands):

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$1,150	$1,869	$3,450	$5,606
Amortization of 2035 Notes debt discount and issuance costs	5,123	4,334	15,175	12,848
Total interest expense recognized	$6,273	$6,203	$18,625	$18,454

Effective interest rate on the liability component	6.3%	6.8%	6.4%	6.9%
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
10. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire on various dates through the year ending December 31, 2029. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense, net of sublease income, was $5.1 million and $5.6 million for the three months ended September 30, 2018 and 2017, respectively. Rent expense, net of sublease income, was $14.9 million and $14.1 million for the nine months ended September 30, 2018 and 2017, respectively.
The aggregate future non-cancelable minimum rental payments on our operating leases, as of September 30, 2018, are as follows (in thousands):

Years Ending December 31,	Amount
2018 (remaining three months)	$3,022
2019	15,814
2020	16,090
2021	14,806
2022	12,606
2023 and thereafter	58,842
Total	$121,180
Total future non-cancelable minimum rental payments have not been reduced by future minimum sublease rentals totaling $5.6 million.
We are party to letters of credit totaling $3.8 million and $3.3 million as of September 30, 2018 and December 31, 2017, respectively, issued primarily in support of operating leases for several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. We may issue forecasts and orders for components and products that are non-cancelable to reduce manufacturing lead times and plan for adequate supply. As of September 30, 2018 and December 31, 2017, we had non-cancelable open orders of $11.2 million and $11.6 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of September 30, 2018, we have not accrued any significant costs for such non-cancelable commitments.
Purchase Obligations
As of September 30, 2018, we had approximately $18.8 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In situations where we have received delivery of the goods or services as of September 30, 2018 per purchase orders outstanding as of the same date, such amounts are reflected in the condensed consolidated balance sheet as accounts payable or accrued liabilities and are excluded from the $18.8 million.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through September 30, 2018, there have been no claims under any indemnification provisions.
11. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share, none of which were issued and outstanding as of September 30, 2018 or December 31, 2017.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of September 30, 2018 and December 31, 2017. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.
We had reserved shares of common stock for issuance as follows (in thousands):

	As of September 30, 2018	As of December 31, 2017
Reserved under stock award plans	34,118	35,838
Convertible Senior Notes	35,442	15,141
Employee Stock Purchase Plan (ESPP)	3,817	2,985
Total	73,377	53,964
12. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant's service for so long as such stock remains unvested. Approximately 12.7 million shares and 11.7 million shares of our common stock were reserved for future grants as of September 30, 2018 and December 31, 2017, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of approximately 3.8 million shares and 3.0 million shares of common stock were available for future issuance as of September 30, 2018 and December 31, 2017, respectively, under our ESPP.
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
Stock Option Activity
A summary of the activity for our stock option changes during the reporting period and a summary of information related to options outstanding and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2017	4,433	$12.31	4.8	$28,090
Exercised	(775)	7.01		7,778
Cancelled	(157)	37.90
Balance — September 30, 2018	3,501	$12.34	4.3	$31,034
Options exercisable — September 30, 2018	3,501	$12.34	4.3	$31,034
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

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2017	20,017	$17.09	1.3	$284,255
Granted	11,261	15.21
Vested	(7,123)	18.18
Cancelled	(2,727)	16.78
Unvested balance — September 30, 2018	21,428	$15.63	1.3	$364,275
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — September 30, 2018	4,086	$15.73	0.8	$69,454
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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP for the offering periods beginning in May 2018:

	Three and Nine Months Ended September 30, 2018	Three and Nine Months Ended September 30, 2017
Fair value of common stock	$16.69	$15.65
Risk-free interest rate	2.08% - 2.23%	1.05% - 1.12%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Volatility	32% - 35%	50% - 52%
Dividend yield	—%	—%
Stock-based compensation expense related to stock options, ESPP and restricted stock unit awards is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of product, subscription and support revenue	$3,552	$4,768	$10,732	$13,145
Cost of professional services revenue	3,491	3,545	10,841	10,592
Research and development	11,480	14,400	38,251	42,982
Sales and marketing	11,678	11,674	36,878	35,908
General and administrative	7,125	7,821	21,664	22,867
Total	$37,326	$42,208	$118,366	$125,494
As of September 30, 2018, total compensation cost related to stock-based awards not yet recognized was $253.0 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.6 years.
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
We recognized a provision for income taxes of $1.7 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively. For both the three months ended September 30, 2018 and 2017, the provision for income taxes was primarily comprised of income taxes in foreign jurisdictions and withholding taxes.
We recognized a provision for income taxes of $4.1 million and $3.4 million for the nine months ended September 30, 2018 and 2017, respectively. For both the nine months ended September 30, 2018 and 2017, the provision for income taxes was primarily comprised of income taxes in foreign jurisdictions and withholding taxes.
14. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for the three and nine months ended September 30, 2018 and 2017, all potentially dilutive common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017*	2018	2017*
Numerator:
Net loss	$(50,037)	$(69,214)	$(194,726)	$(214,770)
Denominator:
Weighted average number of shares outstanding—basic and diluted	192,359	179,732	189,526	176,232
Net loss per share—basic and diluted	$(0.26)	$(0.39)	$(1.03)	$(1.22)
* Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
The following outstanding options and unvested shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2018	2017
Options to purchase common stock	3,501	4,816
Unvested restricted stock awards and units	21,428	21,265
Convertible senior notes	35,442	15,141
ESPP shares	537	594
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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended September 30,
	2018	2017*	2018	2017*	2018	2017*	2018	2017*
	US		EMEA		APAC		Other
Product and related subscription and support	$78,297	$77,220	$21,583	$19,631	$21,537	$18,729	$5,594	$6,342
Cloud subscription and managed services	32,973	29,741	7,095	4,978	5,692	4,609	2,883	1,924
Professional services	22,823	24,837	5,015	4,636	3,832	2,432	4,327	2,287
Total revenue	$134,093	$131,798	$33,693	$29,245	$31,061	$25,770	$12,804	$10,553

	Nine Months Ended September 30,
	2018	2017*	2018	2017*	2018	2017*	2018	2017*
	US		EMEA		APAC		Other
Product and related subscription and support	$227,029	$224,334	$64,901	$57,818	$62,072	$55,118	$16,493	$15,942
Cloud subscription and managed services	93,222	89,183	20,202	13,142	16,511	14,250	8,125	5,210
Professional services	68,175	72,647	14,738	10,797	10,408	9,312	11,541	6,094
Total revenue	$388,426	$386,164	$99,841	$81,757	$88,991	$78,680	$36,159	$27,246
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017*	2018	2017*
Revenue by Category
Product and related subscription and support	$127,011	$121,922	$370,495	$353,213
Cloud subscription and managed services	48,642	41,252	138,060	121,787
Professional services	35,998	34,192	104,862	98,847
Total revenue	$211,651	$197,366	$613,417	$573,847
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
Long lived assets by geography
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of September 30, 2018	As of December 31, 2017
Property and Equipment, net:
United States	$77,596	$60,202
International	8,655	11,155
Total property and equipment, net	$86,251	$71,357
For the three months ended September 30, 2018 and 2017, one distributor represented 20% and 19%, respectively, and one reseller represented 16% and 14%, respectively, of our total revenue. For the nine months ended September 30, 2018 and 2017, one distributor represented 20% and 19%, respectively, and one reseller represented 15% and 12%, respectively, of our total revenue. As of September 30, 2018 and December 31, 2017, no customer represented 10% or more of our net accounts receivable balance for either period.

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
Our Business Model
We generate revenue from sales of our products (primarily virtual and physical appliances) and related subscriptions and support, cloud subscriptions, managed security services and professional services. Our product and related subscription and support revenue consists primarily of revenue from the sale of our intelligence-dependent physical and virtual security appliances and software, subscriptions to our Dynamic Threat Intelligence (DTI) updates, and support and maintenance. Our intelligent-dependent physical and virtual security appliances include NX (network security), EX (email security), HX (endpoint security), and FX (file security) appliances. We require customers to purchase a subscription to our DTI and to support and maintenance services when they purchase any of these appliance-based detection and prevention products, generally for a one or three-year term. Revenue from sales of our intelligence-dependent security appliances and software is recognized over the contractual term. Such contracts usually contain a material right of renewal options. For contacts that contain a material right of renewal option, the allocated value of the performance obligation is recognized ratably over the period between the end of the initial contractual term and end of the estimated useful life of the related appliance and license. A small portion of our product and related subscription and support revenue is from the sale of our network forensics appliances (PX) and our central management system (CMS) management appliance that are not dependent on regular security intelligence updates. Revenue from PX and CMS is therefore recognized when ownership is transferred to our customer, typically at shipment.
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
Sales of our products, subscriptions, support and managed services initially increase our deferred revenue. Deferred revenue from our product subscription and support sales totaled $835.0 million and $859.5 million as of September 30, 2018 and December 31, 2017, respectively. Amortization of this deferred revenue has contributed to the increase in our product, subscription and support revenue. For the three months ended September 30, 2018 and 2017, product, subscription and support revenue as a percentage of total revenue was 83% for each period. For the nine months ended September 30, 2018 and 2017, product, subscription and support revenue as a percentage of total revenue was 83% for each period.
Growth in our subscription and services revenue is the result of the deferral of the initial subscription and services agreements, as well as growth in the renewals of such agreements as initial subscription and services agreements expire. Our retention rate of customers with subscriptions and support contracts expiring in the 12 months ended September 30, 2018 was consistent with historical retention rates, and we expect to maintain these strong retention rates in the future.
We also offer professional services, including incident response and other security consulting services for our customers who have experienced a cyber security breach or require assistance assessing the resilience of their networks. Our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from these professional services is recognized as the services are delivered. Some professional services are prepaid, and revenue is deferred until services are delivered. Deferred revenue from professional services as of September 30, 2018 and December 31, 2017 was $52.2 million and $50.6 million, respectively.

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

	Three Months Ended or As of		Nine Months Ended or As of
	September 30,		September 30,
	2018	2017*	2018	2017*
Product, subscription and support revenue	$175,653	$163,174	$508,555	$475,000
Professional services revenue	35,998	34,192	104,862	98,847
Total revenue	$211,651	$197,366	$613,417	$573,847
Year-over-year percentage increase	7%		7%
Gross margin percentage	68%	65%	67%	65%
Deferred revenue, current	$528,752	$512,459	$528,752	$512,459
Deferred revenue, non-current	$358,403	$362,878	$358,403	$362,878
Billings (non-GAAP)	$219,250	$202,883	$590,472	$521,435
Net cash provided by (used in) operating activities	$21,899	$12,487	$(13,201)	$(15,935)
Free cash flow (non-GAAP)	$11,524	$3,875	$(50,221)	$(41,859)
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
Billings. Billings are a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles ("GAAP") plus the change in deferred revenue from the beginning to the end of the period, excluding deferred revenue assumed through acquisitions. We consider billings to be a useful metric for management and investors, as a supplement to the corresponding GAAP measure, because billings drive deferred revenue, which is an important indicator of the health and visibility of trends in our business, and represent a significant percentage of future revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may define billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017*	2018	2017*
Revenue	$211,651	$197,366	$613,417	$573,847
Add: Deferred revenue, end of period	887,155	875,337	887,155	875,337
Less: Deferred revenue, beginning of period	879,556	869,820	910,100	927,749
Billings (non-GAAP)	$219,250	$202,883	$590,472	$521,435
We have provided disaggregation of billings below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017*	2018	2017*
Product and related subscription and support	120,502	112,723	317,892	285,261
Cloud subscription and managed services	59,360	50,971	166,087	125,590
Professional Services	39,388	39,189	106,493	110,584
Billings (non-GAAP)	$219,250	$202,883	$590,472	$521,435
* Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
Net cash provided by (used in) operating activities. We monitor net cash provided by (used in) operating activities as a measure of our overall business performance. Our net cash provided by (used in) operating activities is driven in large part by sales of our products and from up-front payments for both subscriptions and support and maintenance services. Monitoring net cash provided by (used in) operating activities enables us to analyze our financial performance without the non-cash effects of certain items, such as depreciation, amortization, deemed repayment of convertible senior notes attributable to accreted debt discount and stock-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net cash provided by (used in) operating activities	$21,899	$12,487	$(13,201)	$(15,935)
Less: purchase of property and equipment and demonstration units	10,375	8,612	37,020	25,924
Free cash flow (non-GAAP)	$11,524	$3,875	$(50,221)	$(41,859)
Net cash provided by (used in) investing activities	$23,175	$(11,107)	$(19,186)	$(34,339)
Net cash provided by (used in) financing activities	$853	$4,985	$248,793	$(12,586)
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

•
Product, subscription and support revenue. Our product, subscription and support revenue is generated from sales of our intelligent-dependent security appliances and related subscriptions and support, as well as cloud-based subscriptions and managed services. We combine intelligence-dependent appliances and software licenses with the mandatory intelligence subscriptions and support as a single performance obligation. As a result, we recognize revenue for this single performance obligation ratably over the contractual term. Contracts containing this single performance obligation typically contain a material right of renewal option. For contracts that contain a material right of renewal option, the allocated value of the performance obligation is recognized ratably over the period between the end of the initial contractual term and the end of the estimated useful life of the related appliance and license. Significant judgement is required in estimating the useful life of our intelligence dependent appliances and assessing the material rights associated with such products. Revenue from our cloud subscriptions and managed services is recognized ratably over the contractual term, typically one or three years.

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

	Three Months Ended September 30,
	2018		2017*
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars in thousands)
Revenue:
Product, subscription and support	$175,653	83%	$163,174	83%
Professional services	35,998	17	34,192	17
Total revenue	211,651	100	197,366	100
Cost of revenue:
Product, subscription and support	46,752	22	48,438	25
Professional services	20,682	10	20,628	10
Total cost of revenue	67,434	32	69,066	35
Total gross profit	144,217	68	128,300	65
Operating expenses:
Research and development	62,120	29	64,316	33
Sales and marketing	92,297	44	92,105	47
General and administrative	26,241	12	29,823	15
Total operating expenses	180,658	85	186,244	94
Operating loss	(36,441)	(17)	(57,944)	(29)
Interest income	4,484	2	2,468	1
Interest expense	(14,976)	(7)	(12,611)	(6)
Other expense, net	(1,424)	(1)	—	—
Loss before income taxes	(48,357)	(23)	(68,087)	(34)
Provision for income taxes	1,680	1	1,127	1
Net loss attributable to common stockholders	$(50,037)	(24)%	$(69,214)	(35)%
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.

	Nine Months Ended September 30,
	2018		2017*
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars in thousands)
Revenue:
Product, subscription and support	$508,555	83%	$475,000	83%
Professional services	104,862	17	98,847	17
Total revenue	613,417	100	573,847	100
Cost of revenue:
Product, subscription and support	140,317	23	142,497	25
Professional services	62,328	10	60,110	10
Total cost of revenue	202,645	33	202,607	35
Total gross profit	410,772	67	371,240	65
Operating expenses:
Research and development	191,891	31	183,415	32
Sales and marketing	283,744	46	283,506	49
General and administrative	80,838	13	85,243	15
Total operating expenses	556,473	91	552,164	96
Operating loss	(145,701)	(24)	(180,924)	(32)
Interest income	10,807	2	6,668	1
Interest expense	(41,298)	(7)	(37,241)	(6)
Other income (expense), net	(14,390)	(2)	112	—
Loss before income taxes	(190,582)	(31)	(211,385)	(37)
Provision for income taxes	4,144	1	3,385	1
Net loss attributable to common stockholders	$(194,726)	(32)%	$(214,770)	(37)%
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
Comparison of the Three Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,
	2018		2017*		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product, subscription and support	$175,653	83%	$163,174	83%	$12,479	8%
Professional services	35,998	17	34,192	17	1,806	5
Total revenue	$211,651	100%	$197,366	100%	$14,285	7%

Revenue by geographic region:
US	$134,093	63%	$131,798	67%	$2,295	2%
EMEA	33,693	16	29,245	15	4,448	15
APAC	31,061	15	25,770	13	5,291	21
Other	12,804	6	10,553	5	2,251	21
Total revenue	$211,651	100%	$197,366	100%	$14,285	7%
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.

Product, subscription and support revenue increased by $12.5 million, or 8%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in product, subscription and support revenue consisted of an increase of $10.8 million in product and subscription revenue and an increase of $1.7 million in support revenues. The increase in product, subscription and support revenue was primarily due to an increase in cloud subscription and managed services revenue due to an increase in revenue recognized from deferred revenue related to growth in sales in our cloud email, intelligence and analytics subscriptions as customer buying preferences shifted to cloud-based subscriptions, including our Helix product offering.
Professional services revenue increased by $1.8 million, or 5%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due primarily to an increase in billable hours and larger engagements.
Our international revenue increased $12.0 million, or 18%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, which reflects our increasing international market presence driven by increases in international professional services revenue and the related product and subscription pull through from those service engagements.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2018		2017*		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product, subscription and support	$46,752		$48,438		$(1,686)	(3)%
Professional services	20,682		20,628		54	—
Total cost of revenue	$67,434		$69,066		$(1,632)	(2)%
Gross margin:
Product, subscription and support		73%		70%
Professional services		43%		40%
Total gross margin		68%		65%
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
The cost of product, subscription and support revenue decreased by $1.7 million, or 3%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease in cost of product, subscription and support revenue was primarily driven by a net decrease in amortization of intangible assets.
The cost of professional services revenue remained relatively constant, increasing slightly by $0.1 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in cost of professional services revenue was primarily due to an increase in personnel costs, offset in part by decreases in consulting and temporary services expenses.
Gross profit margin increased as a percentage of revenue during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due primarily to an increase in product, subscription and support revenue and professional services revenues, combined with a net decrease in total cost of revenue.

Operating Expenses

	Three Months Ended September 30,
	2018		2017*		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$62,120	29%	$64,316	33%	$(2,196)	(3)%
Sales and marketing	92,297	44	92,105	47	192	0
General and administrative	26,241	12	29,823	15	(3,582)	(12)
Total operating expenses	$180,658	85%	$186,244	94%	$(5,586)	(3)%
Includes stock-based compensation expense of:
Research and development	$11,480		$14,400
Sales and marketing	11,678		11,674
General and administrative	7,125		7,821
Total	$30,283		$33,895
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
Research and Development
Research and development expense decreased $2.2 million, or 3%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease was due primarily to a decrease of $2.9 million in stock-based compensation costs, offset in part by a $0.9 million increase in web hosting costs as compared to the same period in 2017.
Sales and Marketing
Sales and marketing expense remained relatively constant, increasing slightly by $0.2 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. There was an increase in sales and marketing programs of $1.1 million, which was offset by a similar decrease of commissions expense of $1.1 million as compared to the same period in 2017.
General and Administrative
General and administrative expense decreased $3.6 million, or 12%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease was due primarily to a $2.7 million decrease in fees paid to legal and other professional services firms and a decrease of approximately $0.7 million in stock-based compensation expense.
Interest Income

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Interest income	$4,484	$2,468	$2,016	82%
Interest income increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due to a higher rate of return on our investments in conjunction with higher average balances in our cash and cash equivalents and investments as a result of the issuance of the 2024 Notes during the three months ended June 30, 2018.
Interest Expense

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Interest expense	$(14,976)	$(12,611)	$(2,365)	19%
Interest expense increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to greater amortization of discount and issuance costs related to the 2035 Notes and the additional interest and amortization incurred as a result of the issuance of the 2024 Notes during the three month period ended June 30, 2018.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Other income (expense), net	$(1,424)	$—	$(1,424)	(100)%
Other income (expense), net for the three months ended September 30, 2018 is due primarily to foreign currency transaction losses.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
	2018	2017*
	(Dollars in thousands)
Provision for income taxes	$1,680	$1,127
Effective tax rate	(3.5)%	(1.7)%
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
The provision for income taxes increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in the provision for the three months ended September 30, 2018 as compared to the same period in 2017 was primarily due to an increase in estimated tax liability related to foreign operations.
Comparison of the Nine Months Ended September 30, 2018 and 2017
Revenue

	Nine Months Ended September 30, 2018
	2018		2017*		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product, subscription and support	$508,555	83%	$475,000	83%	$33,555	7%
Professional services	104,862	17	98,847	17	6,015	6
Total revenue	$613,417	100%	$573,847	100%	$39,570	7%

Revenue by geographic region:
United States	$388,426	63%	$386,164	67%	$2,262	1%
EMEA	99,841	16	81,757	14	18,084	22
APAC	88,991	15	78,680	14	10,311	13
Other	36,159	6	27,246	5	8,913	33
Total revenue	$613,417	100%	$573,847	100%	$39,570	7%
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
Product, subscription and support revenue increased by $33.6 million, or 7%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in product, subscription and support revenue consisted of an increase of $25.0 million in product and subscription revenue as well as an $8.5 million increase in support revenue. The increase in product and related subscription and support revenue was primarily due to an increase in the amortization of deferred revenue associated with sales of our intelligence-dependent security appliances in prior years, as well as continued strong renewals of related threat intelligence subscription and support contracts. The increase in cloud subscriptions and managed services was primarily due to an increase in revenue recognized from deferred revenue related to growth in sales in our cloud email, intelligence and analytics subscriptions as customer buying preferences shifted to cloud-based subscriptions.

Professional services revenue increased by $6.0 million, or 6%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase is primarily due to revenues from incident response services and an increase in billable hours due to more engagements and professional services personnel as compared to the same period in 2017.
Our international revenue increased $37.3 million, or 20%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, which reflects a continued increase in our international market presence driven by increases in international professional services revenue and the related product and subscription pull through from those service engagements.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2018		2017*		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product, subscription and support	$140,317		$142,497		$(2,180)	(2)%
Professional services	62,328		60,110		2,218	4
Total cost of revenue	$202,645		$202,607		$38	—%
Gross margin:
Product, subscription and support		72%		70%
Professional services		41%		39%
Total gross margin		67%		65%
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
The cost of product, subscription and support revenue decreased slightly by $2.2 million, or 2%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease in cost of revenues is primarily due to a $4.4 million decrease in amortization of intangible assets and a $2.2 million decrease in stock-based compensation, offset in part by a $4.5 million increase in personnel related costs as compared to the same period in 2017.
The cost of professional services revenue increased $2.2 million, or 4%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in cost of professional services revenue was primarily due to a $2.2 million increase in personnel and third-party consulting services costs as compared to the same period in 2017.
Gross profit margin increased slightly as a percentage of revenue during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due primarily to an increase in product, subscription and support revenue and professional services revenues, while total cost of revenue remained relatively constant as compared to the same period in 2017.
Operating Expenses

	Nine Months Ended September 30,
	2018		2017*		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$191,891	31%	$183,415	32%	$8,476	5%
Sales and marketing	283,744	46	283,506	49	238	0
General and administrative	80,838	13	85,243	15	(4,405)	(5)
Total operating expenses	$556,473	91%	$552,164	96%	$4,309	1%
Includes stock-based compensation expense of:
Research and development	$38,251		$42,982
Sales and marketing	36,878		35,908
General and administrative	21,664		22,867
Total	$96,793		$101,757

*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.
Research and Development
Research and development expense increased $8.5 million, or 5%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily due to a $9.2 million increase in personnel related costs and a $4.0 million increase in software and web hosting costs, offset in part by a $4.7 million decrease in stock-based compensation as compared to the same period in 2017.
Sales and Marketing
Sales and marketing expense was relatively constant during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. There was a decrease in commissions of $5.1 million during the nine months ended September 30, 2018 which was offset by a corresponding increase in personnel related costs of $4.0 million, including stock-based compensation, and a $0.8 million increase in consulting costs as compared to the same period in 2017.
General and Administrative
General and administrative expense decreased $4.4 million, or 5%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease was primarily due to a $3.4 million decrease in fees paid to legal and other professional services firms as well as approximately $0.8 million less in personnel related expenses, including stock-based compensation.
Interest Income

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Interest income	$10,807	$6,668	$4,139	62%
Interest income increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due to a higher rate of return on our investments as well as higher average balances in our cash and cash equivalents and investments due to the issuance of the 2024 Notes during the nine months ended September 30, 2018.
Interest Expense

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Interest expense	$(41,298)	$(37,241)	$(4,057)	11%
Interest expense increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to the amortization of discount and issuance costs related to the 2035 Notes as well as the issuance of the 2024 Notes during the nine months ended September 30, 2018.
Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Other income (expense), net	$(14,390)	$112	$(14,502)	(12,948)%
Other income (expense), net for the nine months ended September 30, 2018 is due primarily to the loss on extinguishment of a portion of the Series A Notes in the amount of $10.8 million and foreign currency transaction losses.
Provision for Income Taxes

	Nine Months Ended September 30,
	2018	2017*
	(Dollars in thousands)
Provision for income taxes	$4,144	$3,385
Effective tax rate	(2.2)%	(1.6)%

The provision for income taxes increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in the provision for income taxes for the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to an increase in estimated tax liability related to foreign operations.
*Certain prior period amounts have been adjusted as a result of adoption of the new revenue recognition standard.

Liquidity and Capital Resources

	As of September 30, 2018	As of December 31, 2017
	(In thousands)
Cash and cash equivalents	$397,297	$180,891
Short-term investments	$691,004	$715,911

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash used in operating activities	$(13,201)	$(15,935)
Cash used in investing activities	(19,186)	(34,339)
Cash provided by (used in) financing activities	248,793	(12,586)
Net increase (decrease) in cash and cash equivalents	$216,406	$(62,860)

As of September 30, 2018, our cash and cash equivalents of $397.3 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $52.9 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2018 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of the 2024 Notes and received net proceeds of $584.4 million after deducting the initial purchasers' discount and the issuance costs. In conjunction with the issuance of the 2024 Notes, we used approximately $65.2 million of the net proceeds to enter into the Capped Calls. In addition, we used approximately $330.4 million of the net proceeds to repurchase a portion of the principal amount outstanding of the Series A Notes. Refer to Note 9 Convertible Senior Notes contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information on the 2024 Notes, the Capped Calls and the Series A Notes.
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
Operating Activities
During the nine months ended September 30, 2018, our operating activities used cash of $13.2 million. We incurred a net loss of $194.7 million, which included net non-cash expenses of $231.1 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense, loss on the repurchase of our Series A Notes and non-cash interest expense related to our Series A Notes. As required under ASU 2016-15, we classified $43.6 million of the $330.4 million Series A Notes cash repayment as deemed repayment of Series A Notes accreted debt discount as a cash outflow for operating activities. Our net change in operating assets and liabilities used cash of $6.0 million, primarily related to reductions in deferred revenue of $22.9 million, accounts payable of $6.6 million, and increase in prepaid expenses of $3.0 million due to prepayment of commissions, which was partially offset by cash sourced from a reduction in accounts receivable of $16.0 million due to increased collections and increased accrued liabilities of $8.4 million due to accretion of interest on our Convertible Senior Notes.
During the nine months ended September 30, 2017, our operating activities used cash of $15.9 million. We incurred a net loss of $214.8 million, which included net non-cash expenses of $237.1 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities used cash of $38.3 million, primarily related to decreases in deferred revenue of $52.4 million, partially offset by cash sourced from an increase in prepaid expenses and other current assets of $3.5 million due to prepayment of commissions and a reduction in accounts receivable of $4.2 million due to increased collections.
Investing Activities
Cash used in investing activities during the nine months ended September 30, 2018 was $19.2 million, primarily for capital expenditures to purchase property and equipment and demonstration units of $37.0 million, net maturities of short-term investments of $23.5 million and cash used in the acquisition of X15.
Cash used in investing activities during the nine months ended September 30, 2017 was $34.3 million, primarily for capital expenditures to purchase property and equipment and demonstration units of $25.9 million and net purchases of short-term investments.
Financing Activities
During the nine months ended September 30, 2018, financing activities provided $248.8 million in cash, primarily from proceeds of $584.4 million received from the issuance of our 2024 Notes, $11.0 million from employee purchases of shares under the Employee Stock Purchase Plan ("ESPP") and $5.4 million from exercises of employee stock options. These proceeds were partially offset by the $286.8 million cash outflow attributable to the aggregate principal of the Series A Notes repurchased and $65.2 million for the purchase of the Capped Calls related to our 2024 Notes.
During the nine months ended September 30, 2017, financing activities used $12.6 million in cash, primarily for the contingent earn-out payment related to the acquisition of iSIGHT, as the threat intelligence bookings target was determined to be achieved in February 2017, partially offset by proceeds from employee purchases of shares under the ESPP and exercises of employee stock options.
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
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at September 30, 2018 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $1,088.3 million and $896.8 million as of September 30, 2018 and December 31, 2017, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Series A Notes, Series B Notes and 2024 Notes have fixed interest rates at 1.000%, 1.625% and 0.875%, respectively. The fair value of the Convertible Senior Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of September 30, 2018, the fair value of our Convertible Senior Notes was approximately $1,137.0 million.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ( the "SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the "Litigation" subheading in Note 10 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. Please see page 26 of this Quarterly Report on Form 10-Q for a discussion of forward-looking statements that are qualified by these risk factors. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.
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
We have incurred operating losses each year since our inception, including net losses of $50.0 million and $69.2 million during the three months ended September 30, 2018 and 2017, respectively, and net losses of $194.7 million and $214.8 million during the nine months ended September 30, 2018 and 2017, respectively. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.

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
Because our products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their deployment. Our products also provide our customers with the ability to customize a multitude of settings, and it is possible that a customer could misconfigure our products or otherwise fail to configure our products in an optimal manner. Such defects and misconfigurations of our products could cause our products or services to be vulnerable to security attacks, cause them to fail to secure networks and detect and block threats, or temporarily interrupt the networking traffic of our customers. In addition, because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our products and services are unable to detect or prevent. Moreover, as our products and services are adopted by an increasing number of enterprises and governments, it is possible that the individuals and organizations behind advanced malware attacks will begin to focus on finding ways to defeat our products and services. If this happens, our networks, products, services and subscriptions could be targeted by attacks specifically designed to disrupt our business and undermine the perception that our products and services are capable of providing superior IT security, which, in turn, could have a serious impact on our reputation as a provider of virtual machine-based security solutions. Any breach or perceived security breaches of our platform, network or systems, or any other security breach or data security incident that we may suffer, including any actual or perceived breach or incident affecting any of our service providers, could result in reputational harm and lost revenues, and could materially and adversely affect our business, financial condition and results of operations.
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
California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear whether any further modifications will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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
For example, "Brexit" could also lead to further legislative and regulatory changes. A Data Protection Act that substantially implements the European Union’s General Data Protection Regulation has been implemented in the United Kingdom, effective in May 2018. It is unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated.
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
We have substantial existing indebtedness. In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (together, the “2035 Notes”). During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (the "2024 Notes" and, together with the 2035 Notes, the "convertible notes") and repurchased approximately $340.2 million aggregate principal amount of certain of the 2035 Notes. As a result, as of September 30, 2018, we had approximately $1.2 billion aggregate principal amount of convertible notes outstanding.
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
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Since the date of our initial public offering, the price of our common stock has ranged from $10.35 to $97.35 through October 31, 2018, and the last reported sale price on October 31, 2018 was $18.49. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

10.1
Export Services (preparation and filing of the EEI) Addendum to Flextronics Design and Manufacturing Services Agreement, effective as of October 1, 2018, by and between the Registrant and Flextronics Telecom Systems, Ltd.

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

FIREEYE, INC.

Dated: November 2, 2018	By:	/s/ Frank E. Verdecanna
Frank E. Verdecanna
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and duly authorized signatory)