Form 10-K
period 2018-12-31
FireEye, Inc.
filed 2019-02-25
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2.9 billion, based on the closing sales price of such stock reported for such date on The NASDAQ Global Select Market. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of outstanding shares of the registrant’s common stock was 203,093,510 as of February 20, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” the negative and plural forms of these words and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the evolution of the threat landscape facing our customers and prospects;

•	our ability, and the effects of our efforts, to educate the market regarding the advantages of our security solutions;

•	our ability to continue to grow revenues;

•	our future financial and operating results;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	our beliefs, forecasts and objectives for future operations;

•	our ability to expand our leadership position in advanced network security;

•	our ability to attract and retain customers and to expand our solutions footprint within each of these customers;

•	our expectations concerning customer retention rates, as well as expectations for the value of subscriptions and services renewals;

•	our ability to maintain our competitive technological advantages against new entrants in our industry;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and solutions and bring them to market in a timely manner;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	cost of revenue, including changes in costs associated with products, subscriptions, manufacturing and customer support;

•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	anticipated income tax rates;

•	potential attrition and other impacts associated with restructuring;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	our ability to generate cash flows from operations and free cash flows;

•	our ability to capture new, and renew existing, contracts with the United States and international governments;

•	our expectations concerning relationships with third parties, including our manufacturers, channel and technology alliance partners and logistics providers;

•	the release of new products and solutions;

•	economic and industry trends or trend analysis;

•	the attraction, training, integration and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies; and

•	the effects of seasonal trends on our results of operations.
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

PART I
Item 1. Business
General
We provide comprehensive intelligence-based cybersecurity solutions that allow organizations to prepare for, prevent, investigate, respond to and remediate cyber attacks. Our portfolio of cybersecurity products and services is designed to minimize the risk of costly cyber security breaches by detecting and preventing advanced, targeted and other evasive attacks, as well as enabling more efficient management of security operations, including alert management, investigation and response when a breach occurs. We accomplish this through the integration of our core competitive advantages in solutions and services that adapt to changes in the threat environment through a cycle of intelligence-driven innovation. Our core competitive advantages include:

•
Our technologies, including our machine-learning, behavioral-based, and rules-based threat detection, analysis and correlation technologies, combined with our proprietary Multi-vector Virtual Execution ("MVX") engine,

•
Our intelligence on threats and threat actors based on the continuous flow of machine-, attacker- and victim-based attack data from our global network of threat sensors and virtual machines, as well as threat intelligence gathered by our security analysts, consultants and incident responders, and

•	Our accumulated security expertise derived from responding to thousands of significant breaches over the past decade.
Our threat detection and prevention products encompass appliance-based, virtual and cloud solutions for web security, email security and endpoint security. These products are complemented by our cloud-based threat intelligence, security analytics and security automation and orchestration technologies, as well as our managed security services, cybersecurity consulting and incident response offerings. In combination, our solutions and services enable a proactive approach to cybersecurity that extends across the threat management lifecycle to minimize the risk of costly cybersecurity breaches.
We have organized our cybersecurity solutions in a hub and spokes model designed to integrate machine-generated threat data from our detection and prevention products with our analytics, response and orchestration technologies delivered through our Helix cybersecurity operations platform. Helix is designed to enable more efficient security operations by correlating security and event data across an organization’s environment to determine which threats present the greatest risk, automating repetitive security processes, and providing tools and workflows to investigate alerts and respond to attacks. The Helix cloud-based interface presents a unified view of an organization’s attack surface, including on-premise and cloud environments, and provides the contextual threat intelligence and threat management tools to enable a rapid response.
We were founded in 2004 to address the inability of signature-based security solutions to detect the new generation of dynamic, stealthy and targeted cyber attacks, known as advanced persistent threats. To meet the challenges of detecting these previously unknown threats, for which there were no signatures, we developed our MVX engine, a purpose-built virtual machine-based threat detection and analysis engine. MVX works in conjunction with our intelligence-driven analysis ("IDA") technologies in our network, email and endpoint security solutions to detect and block attacks that evade detection by signature-based security solutions. Our approach allows us to detect both known and unknown threats while minimizing costly false positive alerts. In addition to providing customers with high fidelity alerts on cyber attacks, MVX generates a continuous flow of real-time, anonymized “victim-based” threat data to FireEye through our Dynamic Threat Intelligence ("DTI") cloud.
In December 2013, we acquired Mandiant, a leading provider of advanced endpoint security products and security incident response management solutions. As a result of the Mandiant acquisition, we expanded our threat intelligence to include contextual information on cyber attackers’ tools and techniques, augmented our threat detection technologies with additional detection and forensic capabilities, and added a comprehensive suite of incident response and other cyber related professional services.
Since the Mandiant acquisition, we have expanded our business from a narrow focus on the detection of advanced persistent threats to helping our customers detect and prevent all types of cyber attacks and improve their resilience to new cyber threats using our technologies, intelligence and expertise. Additionally, our threat researchers correlate the attack data from our network, email, and endpoint security solutions with the intelligence on adversaries generated by our global network of security researchers and consultants. This deep knowledge of the threat environment and attacker tools and techniques is used to adapt our detection and analysis engines to new attack techniques and to develop new features and use cases for our security solutions.
In the first quarter of 2017, we introduced our FireEye Helix cybersecurity operations platform. Helix integrates security alerts from our network, email and endpoint security solutions, as well as data from other information technology and cybersecurity solutions, with our advanced threat intelligence, threat analytics, and orchestration capabilities to enable more efficient security operations. The cloud-based Helix user interface provides a unified, customized view of an organization’s attack surface, and includes pre-determined threat response “playbooks” based on Mandiant expertise and best practices. Helix allows security analysts to prioritize critical alerts, hunt for new threats, and rapidly pivot from detection to response to reduce the business impact of an attack.

As of December 31, 2018, we had approximately 7,700 end-customers, including more than 50% of the Forbes Global 2000. Our customers include leading enterprises in a diverse set of industries, including telecommunications, technology, financial services, public utilities, healthcare and oil and gas, as well as leading U.S. and international governmental agencies.
For 2018, 2017 and 2016, our revenue was $831.0 million, $779.6 million and $706.0 million, respectively, representing year-over-year growth of 7% for 2018 and 10% for 2017, and our net losses were $243.1 million, $285.2 million and $485.4 million, respectively.
We were incorporated in Delaware in February 2004 under the name NetForts, Inc., and changed our name to FireEye, Inc. in September 2005. Our principal executive offices are located at 601 McCarthy Blvd., Milpitas, California 95035, and our telephone number is (408) 321-6300. Our website is www.fireeye.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this report, and you should not consider information on our website to be part of this report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing.
Investors and others should note that we announce material financial information to our investors using our investor relations website (https://investors.fireeye.com), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information.
Our Cybersecurity Solutions and Services
Our solutions are designed to address cybersecurity requirements for small-to-mid sized enterprises, remote offices, large enterprises, governments and service providers. Customers may choose to deploy our detection and prevention solutions on optimized appliances hardware, on virtual appliances, as a cloud-based service, or in hybrid deployments of all three options. All our detection and prevention solutions include subscriptions to our DTI cloud and support offerings, which are priced either as a percentage of the appliance hardware or as an all-inclusive subscription. Subscriptions are typically offered for one- or three-year terms. We typically invoice customers for the full term of subscriptions up-front. Our Helix cybersecurity platform, threat analytics, and Managed Defense security-as-a-service offerings are offered in one- or three-year subscriptions and are priced based on appropriate use metrics. These subscriptions are invoiced either for the full term of the subscription up front or annually, based on customer preference. Professional services are invoiced according to pre-determined contract terms for consulting services and on a time-and-materials basis for incident response. We recognize professional services revenue as our services are delivered.
Product, Subscription and Support
Threat Detection and Prevention Solutions. Our detection and prevention solutions utilize our advanced threat detection software, including our IDA technologies and MVX engine, to identify suspicious content embedded in Internet and network traffic, emails, software downloads and other data transfers and electronic communications. Our portfolio encompasses solutions for network security, email security, and endpoint security that are available in a variety of form factors and deployment options.

•
Network security solutions. Our network security solutions utilize our IDA technologies and MVX engine in a two-phase approach to detect, validate and block advanced, targeted and other evasive attacks hidden in Internet traffic, as well as threats embedded in internal network traffic. Our network security solutions may be deployed at the network perimeter, in conjunction with signature- and policy-based defenses, such as network firewalls to detect and validate attacks missed by those products. Additionally, our network security solutions may be deployed at the network core, across network segments or in front of servers to detect threats embedded in internal network traffic, such as ransomware. Our network security solutions require up-to-date dynamic threat intelligence and software support to maintain high detection efficacy. Customers may choose to purchase our network security software, dynamic threat intelligence, and support in a single “all inclusive” subscription, with optional appliance hardware, or they may purchase pre-configured appliance hardware with the required dynamic threat intelligence and support subscriptions priced as a percentage of the appliance hardware. Our network security solutions integrate with our email and endpoint security solutions through our Central Management System ("CMS") or our Helix security operations platform to correlate threat intelligence and protect against multi-vector, blended attacks.

Integrated network security. Our integrated network security appliances combine our IDA rules and correlation engines and our MVX engine in a single, standalone appliance to secure a single Internet access point. Customers may choose to deploy integrated network security on our optimized appliance hardware, or on a virtual appliance, with capacity scaling from 50 megabits per second to multiple gigabits per second of throughput.
Distributed network security. In November 2016, we updated our advanced detection software to enable our IDA detection technologies to be deployed separately from our MVX engine without performance degradation. This allowed our IDA technologies to be deployed at multiple Internet access points in distributed, cloud and hybrid environments, using physical or virtual appliances known as Smart Nodes. Suspicious traffic detected by network sensors is submitted to a centrally shared MVX service over an encrypted connection. Distributed network security customers can choose to host the shared MVX service in their private cloud or utilize the FireEye-hosted Cloud MVX service.
Network forensics. Our network forensics appliances capture, store and index full network packets at rapid speeds to allow organizations to investigate and resolve security incidents.

•
Email security solutions. Our email security solutions detect and stop spear phishing, ransomware, sender impersonation, credential phishing, typo-squatting, and other email-based attacks. We offer our email security solution in a Server Edition with multiple deployment options, or as a cloud-based service. Both versions utilize our URL detection platform and our MVX engine to inspect emails for zero-day exploits, malicious URLs, behavioral anomalies, and other malware hidden in attachments. If an attack is confirmed, the malicious email is quarantined for further analysis and deletion. Our email security solutions integrate with FireEye network security through our CMS or our Helix security operations platform to protect against multi-vector, blended attacks.

Email Security - Server Edition is an on-premises appliance-based solution that can be deployed with an integrated MVX engine or in a distributed architecture with a centralized, private cloud MVX service.
Email Security - Cloud Edition is a FireEye-hosted version of our email security solution designed to integrate with cloud-based email systems such as Microsoft Office 365 with Exchange Online Protection and Google Mail. Email Security - Cloud Edition provides the same advanced correlation, analytics and MVX threat validation as Email Security - Server Edition, and also includes anti-spam and antivirus protection to defend against conventional signature-based threats.

•
Endpoint security solutions. Our endpoint security solutions consist of a centralized management application, available through an on-premise appliance or as a cloud-based user interface, and lightweight endpoint agents deployed on desktops, laptops and other end-user devices. The solutions combine a signature-based endpoint protection platform with advanced endpoint detection and response capabilities to provide a comprehensive detection, protection and response solution in a single endpoint agent. The endpoint security agent also enables rapid containment and collects forensic data necessary for post-breach investigation and analysis of attacks. Our endpoint security solutions integrate with our email and endpoint security solutions through our CMS or our Helix security operations platform to correlate threat intelligence and protect against multi-vector, blended attacks.

•
Customer Support and Maintenance Services. We offer technical support on our solutions. We provide multiple levels of support and have regional support centers located across the globe to help customers solve technical challenges they may encounter. In addition to post-sales support activities, our support organization works with our product management and engineering teams to ensure the attainment of defined pre-requisite quality levels for our products and services prior to release.

Security Orchestration, Analytics and Management Solutions

•
Central Management System. Our Central Management System manages the overall deployment and integration of our on-premise network, email and endpoint security solutions by unifying reporting, configuration, and threat intelligence sharing. Customers generally purchase one or more CMS appliances to manage multiple FireEye detection and prevention appliances.

•
FireEye Security Orchestrator. Our FireEye Security Orchestrator ("FSO") accelerates and simplifies security operations by coordinating the response to critical alerts across the security and IT infrastructure using customized workflows, granular permissions, and bi-directional command and control plug-ins for many popular security and infrastructure products. FSO also provides an investigative dashboard and is a core enabling technology for the Helix cybersecurity platform.

•
FireEye Helix. Our FireEye Helix security operations platform combines security alerts generated by our network, email and endpoint security solutions, as well as third-party security and IT products, with our contextual threat intelligence, threat analytics, and orchestration capabilities within a unified cloud-based interface. Helix enriches raw security event data with our contextual threat intelligence and our built-in analytics to identify and prioritize critical alerts. Helix also serves as an investigative platform with case management and workflow tools, as well as pre-loaded playbooks to automate and orchestrate the response across an organization. Helix also provides detailed reporting for compliance purposes.

Threat Intelligence Subscriptions

•
Dynamic Threat Intelligence Cloud. Our DTI cloud is a bi-directional cloud-based service that collects, correlates and anonymizes machine-generated security data from our network, email and endpoint security solutions. DTI also distributes updated threat detection and prevention algorithms and software updates to our network, email and endpoint security solutions based on new threat intelligence and an evolving attack landscape. A subscription to our DTI cloud is required for all network, email and endpoint security solutions.

•
FireEye Threat Intelligence is a subscription service based on our active monitoring of attacker personas, including nation-state sponsored groups. The resulting intelligence on adversaries is codified in reports and distributed through our Threat Intelligence portal to enable organizations to proactively defend against new and emerging cyber threats before an attack is launched.

On-Demand and Managed Service Subscriptions

•
Managed Defense is a technology-enabled managed detection and response service that utilizes our latest adversary, machine-based, and victim threat intelligence to detect, investigate, and proactively hunt for known and previously undetected threats in our customers' environments.

•
Expertise-on-Demand is a prepaid annual subscription that provides flexible, pay-per-use access to our threat intelligence and expertise as microservices. Customers purchase packages of units based on their anticipated needs and use the units to purchase threat intelligence and services at pre-determined unit values. Revenue is recognized in either the Cloud subscription and Managed services category or the Professional services category when the units are utilized, or upon expiration. Unused units expire one year after purchase.

Professional Services

•
Incident response, compromise assessments and related security consulting services. Our cybersecurity experts help customers identify and remediate cyber breaches. Additionally, we offer security program assessments and planning, provide litigation support, and perform forensic analyses. These consulting services are marketed under the Mandiant brand.

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
Our Technologies
We have developed proprietary technologies related to threat detection, virtual machine-based threat analysis, endpoint protection, and security orchestration. Our technologies leverage intelligence about threat actors’ tools and techniques, gathered through our incident response engagements and our network of security researchers, to adapt to new threats and changes in the threat environment. We believe these technologies, combined with our threat intelligence and security expertise, differentiate our products and services.
Advanced Threat Detection and Prevention Technologies. At the core of our detection and protection capabilities for our network, email and endpoint security solutions is our proprietary, purpose-built MVX engine and our IDA technologies. Our IDA technologies include advanced correlation and analytics engines, our MalwareGuard machine-learning detection engine, behavior- and rules-based detection modules, and signature matching capabilities. These detection technologies work in conjunction with our MVX engine and our Helix-based analytics to detect suspicious content and confirm malicious behavior in the targeted virtual environment. This allows our network, email and endpoint security solutions to provide high fidelity detection of known and unknown threats with negligible false-positive rates. We have built our IDA and MVX engine technologies over 10 years of research and development, and we believe they represent a significant competitive advantage for us. They first identify suspicious flows using intelligence-driven rules and analysis, including machine-learning and behavioral analysis, and then, through a separate process, use our MVX engine to determine whether such suspicious flows are malicious. Our detection technologies can be deployed on a single integrated appliance, as a cloud-based service, or in a hybrid appliance/cloud architecture.
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
Evolved Security Architecture and Security Orchestration. Our solutions are designed to operate as part of a comprehensive security architecture to defend organizations against today's cyber threats and minimize the business impact of cyber attacks. The ability to monitor all network traffic, as well as stored files and forensic data, is critical to detecting cyber threats that enter through multiple vectors and move laterally across the network. We combine this visibility with our dynamic, contextual and strategic threat intelligence, advanced analytics and case management tools in our Helix security operations platform to enable rapid, prioritized responses to critical alerts. Our security orchestration tools and technologies integrate with Helix to extend security processes and response activities across the IT infrastructure.
Customers
Our customer base has grown to approximately 7,700 end-customers as of December 31, 2018, including more than 50% of the Forbes Global 2000. We provide products, subscriptions and services to customers of varying sizes, including enterprises, governmental agencies and educational and nonprofit organizations. Our customers include leading enterprises in a diverse set of industries, including telecommunications providers, financial services entities, Internet search engines, social networking sites, stock exchanges, electrical grid operators, networking vendors, oil and gas companies, healthcare and pharmaceutical companies and leading U.S. and international governmental agencies. Our business is not dependent on any particular end-customer as no end-customer represented more than 10% of our revenue for any of the years ended December 31, 2018, 2017 or 2016. For the years ended December 31, 2018, 2017 and 2016, one reseller represented 15%, 13% and 12%, respectively, of our total revenue. For the years ended December 31, 2018, 2017 and 2016, one distributor represented 20%, 19% and 19% respectively, of our total revenue.
Backlog
Orders for our appliances, software, subscriptions and services are typically shipped and billed in their entirety shortly after receipt of the order, even when the delivery term for the subscription or service extends over multiple periods. These amounts are included in deferred revenue, although the timing of revenue recognition for subscriptions and services may vary depending on the contractual service period or when the services are rendered. In certain instances, a customer may request periodic billing on a multi-period subscription or service contract or we may not have a contractual right to bill at period end. In these instances, the amount billed is included in deferred revenue and the amount to be billed in the future periods is included in backlog. Subscription and services backlog has historically represented less than 3% of our annual deferred revenue and revenue. As a result, we do not believe that our backlog at any particular time is meaningful because it does not represent a material component of future revenue in any given period.
We expect that the amount of backlog relative to the total value of our contracts will change from year to year due to several factors, including the amount invoiced early in the contract term, the timing and duration of customer agreements, varying invoicing cycles of agreements and changes in customer financial circumstances. Accordingly, we believe that fluctuations in backlog are not always a reliable indicator of future revenues and we do not utilize backlog internally as a key management metric.
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
We have also cultivated alliances with non-traditional partners to generate customer referrals and extend our technologies and sales coverage to new market segments. These relationships include relationships with insurance providers, large systems integrators, and managed service providers, and we have engaged in joint solution development with leading providers of engineering services, payment systems, and public cloud platforms.
Our sales organization is supported by sales engineers with deep technical domain expertise who are responsible for pre-sales technical support, solutions engineering for our customers, proof of concept work and technical training for our channel partners. Our sales engineers also act as the liaison between customers and our marketing and product development organizations.
As part of our sales strategy, we often provide prospective customers with our detection and prevention products for a short-term evaluation period, typically ranging from one week to several months. During this period, the prospective customer conducts evaluations with the assistance of our system engineers and members of our security research team. We believe that by providing proof of concept evaluations to potential customers, we are able to contrast the effectiveness of our solutions versus our competitors in identifying suspicious and potentially malicious content in their actual IT environments. For our cloud-based email security solutions, we allow customers to submit emails previously scanned by their existing email security provider for analysis by our advanced detection technologies. Additionally, our Mandiant consultants use our technologies and products in their incident response and consulting engagements, providing de facto proof of concept evaluations in the customer’s environment. Our sales cycle varies by industry and can be long and unpredictable, but is typical of large, complex enterprise sales cycles that can last several months or more. However, some transactions can close in a few weeks when an active breach is discovered.
Marketing. Our marketing is focused on building our brand reputation and market awareness for our solutions, driving customer demand and a strong sales pipeline, and working with our channel partners around the globe. Our marketing team consists primarily of corporate marketing, channel marketing, account/lead development, marketing operations and corporate communications. Marketing activities include demand generation, advertising, product launch activities, managing our corporate website and partner portal, trade shows and conferences, press and analyst relations, and customer awareness. We are also actively engaged in driving global thought leadership programs through blogs and media and developing rich content such as the global cyber map and threat reports.
Technology Alliance Partners
FireEye has built a robust ecosystem of Technology Alliance Partners who, through integration and joint go-to-market efforts, extend the breadth and depth of the cybersecurity and protection we deliver to customers.  Spanning multiple technology categories, including network monitoring vendors, security information and event management vendors, network equipment vendors, forensic software vendors and web application firewall vendors, these partnerships provide for threat intelligence sharing, cross-vendor technology integrations, and joint solution development. By helping to ease the complexity that organizations face when implementing multi-layered security solutions, our technology alliances facilitate integrated solution design, accelerate the time to realize value, and enhance our role as a strategic security partner.
Government Affairs
We maintain relationships with several governments around the globe. Our visibility into the threat landscape, knowledge of threat actors' activities, and thought leadership in defending against cyber threats has helped to shape the legislative, regulatory and policy environment to enhance these governments’ individual and collective cyber posture. As part of this effort, we contribute to the evolving standard-making processes, help define best practices in various jurisdictions and help organizations of all sizes better understand the cyber threat landscape. We also help governments identify future needs and requirements. Through these and related activities, we engage on the front lines of emerging cybersecurity related public policy and use our knowledge and insight to improve the cybersecurity of our government and industry customers.
Manufacturing
The manufacturing of our security appliances is outsourced to principally one third-party contract manufacturer. This approach allows us to reduce our costs as it reduces our manufacturing overhead and inventory and also allows us to adjust quickly to changing customer demand. Our manufacturing partner assembles our products using design specifications, quality assurance programs, and standards that we establish, and it procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions.
Our primary contract manufacturer is Flex Ltd. ("Flex"). The manufacturing agreement we entered into with Flex does not provide for any minimum purchase commitments and had an initial term of one year, which automatically renews for one-year terms, unless either party gives written notice to the other party not less than 90 days prior to the last day of the applicable term. Additionally, this agreement may be terminated by either party (i) with advance written notice provided to the other party, subject to certain notice period limitations, or (ii) with written notice, subject to applicable cure periods, if the other party has materially breached its obligations under the agreement.
Research and Development
We invest substantial resources in research and development to enhance our detection, analysis and correlation engines, expand our threat intelligence, build add-on functionality to our products, and improve our core technologies. We believe that adapting our hardware, software and cloud-based technologies to changes in the threat environment is critical to maintaining and expanding our leadership in the cyber security industry. Our engineering teams have deep networking, security and data management expertise and work closely with our customers and our Mandiant consultants to identify current and future needs. Because our Mandiant consultants use our products in their incident response and compromise assessment engagements and provide continual feedback to our engineering teams on product performance, detection efficacy, evasion techniques and attack trends, we are able to adapt our solutions as the threat environment evolves.
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
Competition
We operate in the intensely competitive IT security market which is characterized by constant change and innovation. Changes in the threat landscape and broader IT infrastructures result in evolving customer requirements for cyber security. Several vendors have either introduced new products or incorporated features into existing products that compete with our solutions. Our current and potential future competitors fall into six general categories:
•large networking vendors such as Cisco and Juniper that may emulate or integrate security features similar to ours into their own products;
•large companies such as IBM, Oracle and HPE that have acquired security solutions and have the technical and financial resources to bring competitive solutions to the market;

•	independent security vendors such as Palo Alto Networks, Proofpoint and CrowdStrike that offer products or features that claim to perform similar functions to our platform;

•	small and large companies, including new market entrants, that offer niche product solutions that compete with some of the features present in our platform;

•	providers of traditional signature-based security solutions, such as Symantec and McAfee; and

•	other providers of incident response and compromise assessment services.
As our market grows and a larger share of IT budgets is allocated to cybersecurity, it will attract more highly specialized vendors as well as larger technology vendors that may continue to acquire or bundle their products more effectively. The principal competitive factors in our market include:

•	ability to deliver the combination of technology, intelligence and expertise necessary to combat the current threat landscape;

•	ability to detect and prevent known and unknown threats by overcoming the limitations of signature-based approaches, while maintaining a low rate of false-positive alerts;

•	scalability, throughput and overall performance of our detection and prevention technologies;

•	visibility into all stages of an attack, especially the exploit phase;

•	ability to consolidate features onto a single platform, thereby reducing the complexity of maintaining solutions from multiple vendors;

•
the ability to integrate with third-party IT providers to enable an orchestrated solution of products and services that detect, prevent and resolve cybersecurity threats across multiple attack vectors;

•
breadth and richness of the shared threat intelligence, including dynamic and contextual threat intelligence on cyber crime, cyber espionage, hacktivism, attacks on critical infrastructure and nation-state attacks;

•	flexible deployment options, including on-premise appliances, cloud-based software or a hybrid of both, as well as "as-a-service" options;

•	brand awareness and reputation;

•	strength and effectiveness of sales and marketing efforts;

•	product extensibility and ability to integrate with other technologies in the network infrastructure;

•	ease of use and customer experience; and

•	price and total cost of ownership.
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
Intellectual Property
Our success depends in part upon our ability to protect our core technologies and intellectual property. We rely on, among other things, patents, trademarks, copyrights and trade secret laws, confidentiality safeguards and procedures, and employee non-disclosure and invention assignment agreements to protect our intellectual property rights. We file patent applications to protect our intellectual property and believe that the duration of our issued patents is sufficient when considering the expected lives of our products. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will result in patents of valuable breadth or applicability. In addition, any patents that may issue may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms.
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
Employees
As of December 31, 2018, we had approximately 3,200 employees. None of our employees are represented by a labor organization or are a party to any collective bargaining arrangement. We have never had a work stoppage, and we consider our relationship with our employees to be good.
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
Our future success depends on market adoption of our unique approach to IT security. We are seeking to disrupt the IT security market with our security platforms. Our platforms interoperate with but do not replace most signature-based IT security products. Enterprises and governments that use signature-based security products, such as firewalls, intrusion prevention systems, or IPS, anti-virus, or AV, and Web and messaging gateways, for their IT security may be hesitant to purchase our security platforms if they believe that signature-based products are more cost effective, provide substantially the same functionality as our platforms or provide a level of IT security that is sufficient to meet their needs. Currently, many enterprises and governments have not allocated a fixed portion of their budgets to protect against next-generation advanced cyber attacks. As a result, to expand our customer base, we need to convince potential customers to allocate a portion of their discretionary budgets to purchase our platforms. However, even if we are successful in doing so, any future deterioration in general economic conditions may cause our customers to cut their overall IT spending, and such cuts may fall disproportionately on products and services like ours, for which no fixed budgetary allocation has been made. If we do not succeed in convincing customers that our platforms should be an integral part of their overall approach to IT security and that a fixed portion of their annual IT budgets should be allocated to our platforms, our sales will not grow as quickly as anticipated, or at all, which would have an adverse impact on our business, results of operations and financial condition.
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
We have incurred operating losses each year since our inception, including net losses of $243.1 million, $285.2 million and $485.4 million during the years ended December 31, 2018, 2017 and 2016, respectively. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.
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
Our competitors and potential competitors include large networking vendors such as Cisco Systems and Juniper Networks that may emulate or integrate security features similar to ours into their own products; large companies such as IBM, Oracle and HPE that have acquired security solutions in recent years and have the technical and financial resources to bring competitive solutions to the market; independent security vendors such as Palo Alto Networks, Proofpoint and CrowdStrike that offer products or features that claim to perform similar functions to our platform; small and large companies, including new market entrants, that offer niche product solutions that compete with some of the features present in our platform; providers of traditional signature-based security solutions, such as Symantec and McAfee; and other providers of incident response and compromise assessment services. Other IT providers offer, and may continue to introduce, security features that compete with our platform, either in stand-alone security products or as additional features in their network infrastructure products. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

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
In addition, some of our larger competitors have substantially broader product offerings and may be able to leverage their relationships with distribution partners and customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, subscriptions and services, including by selling at zero or negative margins, product bundling or offering closed technology platforms. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. As a result, even if the features of our platform are superior, customers may not purchase our products. In addition, new innovative start-up companies, and larger companies that are making significant investments in research and development, may invent similar or superior products and technologies that compete with our platform. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. Further, as our customers refresh the security products bought in prior years, they may seek to consolidate vendors, which may result in current customers choosing to purchase products from our competitors on an ongoing basis.
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
Because our products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their deployment. Our products also provide our customers with the ability to customize a multitude of settings, and it is possible that a customer could misconfigure our products or otherwise fail to configure our products in an optimal manner. Such defects and misconfigurations of our products could cause our products or services to be vulnerable to security attacks, cause them to fail to secure networks and detect and block threats, or temporarily interrupt the networking traffic of our customers. In addition, because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our products and services are unable to detect or prevent. Moreover, as our products and services are adopted by an increasing number of enterprises and governments, it is possible that the individuals and organizations behind advanced malware attacks will focus on finding ways to defeat our products and services. If this happens, our networks, products, services and subscriptions could be targeted by attacks specifically designed to disrupt our business and undermine the perception that our products and services are capable of providing superior IT security, which, in turn, could have a serious impact on our reputation as a provider of security solutions. In addition, defects or errors in our subscription updates or our products could result in a failure of our subscriptions to effectively update customers' hardware and cloud-based products. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing installed customer base, any of which could temporarily or permanently expose our customers’ networks, leaving their networks unprotected against the latest security threats. Moreover, our products must interoperate with our customers’ existing infrastructure, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, unanticipated failures could occur if a customer deploys our products in an untested configuration. Similarly, if we inadvertently update our products with an erroneous configuration or untested detection content, invalid detections or product downtime could occur. Any of these situations could result in negative publicity to us, damage to our reputation, declining sales, increased expenses and customer relations issues, and therefore adversely impact our business, financial position and results of operations.
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
Furthermore, our products and services may fail to detect or prevent malware, ransomware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our products and services to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our clients and the sophistication of malware, viruses and other threats. In addition, from time to time, firms test our products against other security products. Our products may fail to detect or prevent threats in any particular test for a number of reasons, including misconfiguration. To the extent potential customers, industry analysts or testing firms believe that the occurrence of a failure to detect or prevent any particular threat is a flaw or indicates that our products or services do not provide significant value, our reputation and business could be harmed. Failure to keep pace with technological changes in the IT security industry and changes in the threat landscape could adversely affect our ability to protect against security breaches and could cause us to lose customers. In addition, in the event that a customer suffers a cyber attack, we could be subject to claims based on a misunderstanding of the scope of our contractual warranties or the protection afforded by the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002 (the "SAFETY Act").
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
A network or data security incident against us, whether actual, alleged or perceived, may harm our reputation, create liability and adversely impact our financial results.
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions) and add to the risks to our internal networks, cloud deployed enterprise and customer facing environments and the information they store and process. We and/or our third-party service providers may face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data. Furthermore, as a well-known provider of security solutions, we may be a more attractive target for such attacks. A breach in our data security or an attack against our service availability, or that of our third-party service providers, could impact our networks or networks secured by our products and subscriptions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks or those of our third-party service providers could be accessed, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. Any actual, alleged or perceived breach of network security in our systems or networks, or any other actual, alleged or perceived data security incident we or our third-party service providers suffer, could result in damage to our reputation, negative publicity, loss of channel partners, customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. Any of these negative outcomes could adversely impact the market perception of our products and subscriptions and end-customer and investor confidence in our company and could seriously harm our business or operating results.
Our results of operations may vary significantly from period to period, which could cause the trading price of our common stock to decline.
Our results of operations have varied significantly from period to period, and we expect that our results of operations, including, but not limited to our GAAP and non-GAAP measures, will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to attract new and retain existing customers or sell additional products and subscriptions to our existing customers;

•	changes in our mix of products, subscriptions and services sold, including changes in multi-year subscriptions and support;

•	the timing and success of new product, subscription or service introductions by us or our competitors;

•	real or perceived reductions in our product efficacy by our customers or in the marketplace;

•	the budgeting cycles, seasonal buying patterns and purchasing practices of customers;

•	the timing of new contracts or shipments of our products and length of our sales cycles;

•	changes in customer, distributor or reseller requirements or market needs;

•	changes in the growth rate of the IT security market, particularly the market for threat protection solutions like ours that target next-generation advanced cyber attacks;

•	any change in the competitive landscape of the IT security market, including consolidation among our customers or competitors and strategic partnerships entered into by and between our competitors;

•	the level of awareness of IT security threats, particularly advanced cyber attacks, and the market adoption of our platform;

•	deferral of orders from customers in anticipation of new products or product enhancements announced by us or our competitors;

•	our ability to successfully and continuously expand our business domestically and internationally;

•	reductions in customer retention rates for our subscriptions and support;

•	decisions by organizations to purchase IT security solutions from larger, more established security vendors or from their primary IT equipment vendors;

•	changes in our pricing policies or those of our competitors;

•	any disruption in, or termination of, our relationships with channel partners;

•	our inability to fulfill our customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;

•	the timing and costs related to the development or acquisition of technologies or businesses or strategic partnerships;

•	the lack of synergy or the inability to realize expected synergies, resulting from acquisitions or strategic partnerships;

•	our inability to execute, complete or integrate efficiently any acquisition that we may undertake;

•	increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions we consummate;

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
If we are unable to retain our customers, renew and expand our relationships with them, and add new customers, we may not be able to sustain revenue growth and we may not achieve or maintain profitability in the future.
From the year ended December 31, 2010 to the year ended December 31, 2018, our revenue grew from $11.8 million to $831.0 million, which represents a compounded annual growth rate of approximately 70%. Although we have experienced rapid growth in the past and currently have strong retention rates, we may not continue to grow in the future and our retention rates may decline. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	maintain, renew and expand our existing customer base;

•	win new customers to our solutions;

•	increase revenues from existing customers through increased use of our products, subscriptions and services within their organizations;

•	improve the capabilities of our products and subscriptions through research and development;

•	continue to develop our cloud-based solutions;

•	maintain the rate at which customers purchase our subscriptions and support;

•	continue to successfully expand our business domestically and internationally; and

•	successfully compete with other companies.
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
Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisition of iSIGHT Security, Inc. (d/b/a iSIGHT Partners, Inc.) ("iSIGHT"), our acquisition of Invotas International Corporation ("Invotas"), our acquisition of Clean Communications Limited (d/b/a The Email Laundry) ("The Email Laundry") and our acquisition of X15 Software, Inc. ("X15").
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
Our revenue depends significantly on general economic conditions and the demand for products in the IT security market. Economic weakness, customer financial difficulties, and constrained spending on IT security may result in decreased revenue and earnings. Such factors could make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our inventory purchases, contract manufacturer relationships and other costs and expenses. In addition, concerns regarding the effects of the U.K.'s decision to exit the EU, commonly referred to as "Brexit", uncertainties related to changes in public policies such as domestic and international regulations, taxes or international trade agreements as well as geopolitical turmoil and other disruptions to global and regional economies and markets in many parts of the world, have and may continue to put pressure on global economic conditions and overall spending on IT security. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the EU may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our platform.
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
To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

•	effectively hiring, training and integrating new employees, particularly members of our sales and management teams;

•	further improving our key business applications, processes and IT infrastructure, including our data centers, to support our business needs;

•	continuing to refine our ability to forecast our bookings, billings, revenues, expenses and cash flows;

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
Disruptions or other business interruptions that affect the availability of our Dynamic Threat Intelligence ("DTI") cloud, our Helix platform, or other cloud-based products and services we offer or may offer could adversely impact our customer relationships as well as our overall business.
When a customer purchases one or more of our threat prevention appliances, it must also purchase a subscription to our DTI cloud for a term of one to three years. Our DTI cloud enables global sharing of threat intelligence uploaded by any of our customers’ cloud-connected FireEye appliances. We also offer additional cloud-based platforms such as our Email Threat Prevention, Mobile Threat Prevention and Threat Analytics Platforms and provide security solutions through our own and our co-branded security operation centers.
Our customers depend on the continuous availability of our DTI cloud and other cloud-based products and services. Our cloud-based products and services are vulnerable to damage or interruption from a variety of sources, including damage or interruption caused by fire, earthquake, power loss, telecommunications or computer systems failure, cyber attack, human error, terrorist acts and war. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ networks, leaving their networks unprotected against the latest security threats or, in the case of technical failures and downtime of security operation centers, all security threats.
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
We rely on our management team and other key employees and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to hire, integrate, train and retain qualified personnel, including members for our board of directors, could harm our business.
Our future success is substantially dependent on our ability to hire, integrate, train, retain and motivate the members of our management team and other key employees throughout our organization, including key employees obtained through our acquisitions. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area and the Washington D.C. Area, where we have a substantial presence and need for highly skilled personnel. We may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs, and potential changes in U.S. immigration and work authorization laws and regulations, including those that restrain the flow of technical and professional talent, may make it difficult to renew or obtain visas for highly skilled personnel that we have hired or are actively recruiting. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our platform. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, including key employees obtained through our acquisitions, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. Also, to the extent we hire employees from mature public companies with significant financial resources, we may be subject to allegations that such employees have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product.
In addition, we believe that it is important to establish and maintain a corporate culture that facilitates the maintenance and transfer of institutional knowledge within our organization and also fosters innovation, teamwork, a passion for customers and a focus on execution. From time to time, there may be changes in our management team resulting from the hiring or departure of executives. Any such changes may result in a loss of institutional knowledge and cause disruptions to our business. In addition, if we are not successful in integrating key employees into our organization, such failure could delay or hinder our product development efforts and the achievement of our strategic objectives, which could adversely affect our business, financial condition and results of operations.
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
Our results of operations may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of our sales cycle and the short-term difficulty in adjusting our operating expenses. Our results of operations depend in part on sales to large organizations. The length of our sales cycle, from proof of concept to delivery of and payment for our platform, is typically three to nine months but can be more than a year. To the extent our competitors develop products that our prospective customers view as equivalent to ours, our average sales cycle may increase. Because the length of time required to close a sale varies substantially from customer to customer, it is difficult to predict exactly when, or even if, we will make a sale with a potential customer. As a result, large individual sales have, in some cases, occurred in quarters subsequent to or in advance of those we anticipated, or have not occurred at all. We are generally billing a number of large deals in any quarter, and the loss or delay of one or more of these large transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is delayed. Furthermore, some sales (such as product sales) generally result in immediate recognition of revenue, while other sales, such as product subscription sales, require the recognition of revenue over periods of one year or longer typically. As a result of these factors, it is difficult for us to forecast our revenue accurately in any quarter based on our internal forecasts of billings. Because a substantial portion of our expenses are relatively fixed in the short term, our results of operations will suffer if our revenue falls below our expectations in a particular quarter, which could cause the price of our common stock to decline.
We rely on revenue from sales of products, subscriptions, and maintenance and support, and because we recognize revenue from most of these sales over the term of the relevant useful life or subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.
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
We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others. We believe this variability is largely due to (i) our customers’ budgetary and spending patterns, as many customers spend the unused portions of their discretionary budgets prior to the end of their fiscal years, and (ii) our sales compensation plans, which are typically structured around annual quotas and stair step commission rates. For example, we have historically recorded our highest level of revenue in our fourth quarter, which we believe corresponds to the fourth quarter of a majority of our customers. Similarly, we have historically recorded our second-highest level of revenue in our third quarter, which corresponds to the fourth quarter of U.S. federal agencies and other customers in the U.S. federal government. Our growth rate over the last couple years may have made seasonal fluctuations more difficult to detect. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.
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

•
government demand and payment for our products and services may be impacted by government shutdowns, public sector budgetary cycles, contracting requirements and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services;

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
We were founded in 2004, and our first commercially successful product was shipped in 2008. Since then, we have continued to expand our platform, both organically and through acquisitions, including through the addition of Mandiant Corporation’s endpoint threat detection, response and remediation products; advanced threat intelligence capabilities; and incident response and security consulting services. The majority of our revenue growth began in 2010. Our limited operating history makes it difficult to evaluate our current business and prospects and plan for and model our future growth. We have encountered and will continue to encounter risks and uncertainties frequently encountered by emerging technology-based companies in developing markets.
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
Even the perception of privacy or information security concerns, whether or not valid, may harm our reputation, inhibit adoption of our products by current and future customers, or adversely impact our ability to hire and retain workforce talent. If our security measures are or are believed to be inadequate or breached as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques or otherwise, and this results in, or is believed to result in, the disruption of the confidentiality, integrity or availability of our systems or networks or any data we process or maintain, or the loss, destruction or corruption of such data, we could incur significant liability, we could face a loss of revenues, and our business may suffer and our reputation and competitive position may be damaged. Additionally, our service providers may suffer, or be perceived to suffer, data security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.
Our actual or perceived failure to adequately comply with applicable laws and regulations, or to protect personal data and other data we process or maintain, could result in regulatory investigations and enforcement actions against us, fines, penalties and other liabilities, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, required efforts to mitigate or otherwise respond to incidents, litigation, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our operations, financial performance and business. Even the perception of privacy, data protection or information security concerns, whether or not valid, may harm our reputation and inhibit adoption of our products and subscriptions by current and future customers.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. In general, if our estimates, judgments or assumptions related to our critical accounting policies change or if actual circumstances differ from our estimates, judgments or assumptions, our results of operations may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to assets, liabilities, revenue, expenses and related disclosures.
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
We generate a significant amount of revenue from sales through resellers, distributors and end customers outside of the United States, and we are therefore subject to a number of risks associated with international sales and operations.
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

•	greater risk of unexpected changes in foreign and domestic regulatory practices, tariffs and tax laws and treaties, including regulatory and trade policy changes adopted by the current administration;

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

•
general economic, political and social conditions in these foreign markets, including the perception of doing business with U.S. based companies and changes in regulatory requirements that impact our operating strategies, access to global markets or hiring;

•
political and economic instability in some countries, such as those caused by the 2016 U.S. presidential election and the referendum on June 23, 2016, in which voters in the U.K. approved an exit from the EU ("Brexit"), and, in March 2017, began the process to leave the EU by April 2019; and

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
For example, "Brexit" could also lead to further legislative and regulatory changes. A Data Protection Act that substantially implements the European Union’s General Data Protection Regulation has been implemented in the United Kingdom, effective in May 2018. It is unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated. In particular, the United Kingdom’s anticipated exit from the EU in March 2019 to effectuate Brexit could require us to make additional changes to the way we conduct our business and transmit data from the EU into the United Kingdom.
Additionally, with regard to transfers of personal data from our European customers and employees to the U.S., we have self-certified under the EU-U.S. Privacy Shield Framework and a related program, the Swiss-U.S. Privacy Shield Framework, in addition to in certain cases using model contracts approved by the European Commission. With regard to transfers of personal data from one FireEye entity to another, we have put into place inter-company standard contractual clauses. The U.S.-EU Privacy Shield and such model contracts have been challenged and may be suspended, invalidated or modified. It is uncertain that the U.S.-EU Privacy Shield or such model contracts will continue to remain intact and serve as an appropriate means for us to meet European requirements for personal data transfers from the EEA or Switzerland to the United States. Developments in the legal landscape affecting the transfer of personal data from the EEA may cause us to find it necessary or desirable to modify our data handling practices, and may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results.
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
Our business is subject to regulation by various U.S. federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws (including the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act), import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. U.S. regulations surrounding our operating activities in foreign jurisdictions are not always consistent with, and at times are in contravention to, the local regulations or laws in such jurisdictions. Enforcement actions and sanctions could harm our business, reputation, results of operations and financial condition.

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
Natural disasters or other catastrophic events, including earthquakes, fires, floods, significant power outages, telecommunications failures and cyber attacks, may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a material adverse impact on our business, results of operations, and financial condition. Our corporate headquarters and servers hosting our cloud services are located in California, a region known for seismic activity. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a natural disaster or other catastrophic event. In addition, natural disasters and other catastrophic events could affect our supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In the event that our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, acts of terrorism, armed conflicts and other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our financial results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, the loss of customers or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code. The changes include, but are not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, imposing a mandatory one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, imposing certain additional limitations on the use of deferred tax assets, introducing bonus depreciation that will allow for full expensing of qualified property, eliminating the corporate alternative minimum tax ("AMT"), and changing how existing AMT credits can be realized. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact our tax obligations, effective tax rate and our results of operations. The Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. Although we cannot predict the nature or outcome of such future technical guidance and accounting interpretation, they could adversely impact our tax obligations, effective tax rate and results of operations. In addition, it is uncertain if, and to what extent, various states will conform to the new tax law and foreign countries will react by adopting tax legislation or taking other actions that could adversely affect our business.
If we do not achieve increased tax benefits as a result of our corporate structure, our operating results and financial condition may be negatively impacted.
We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. In 2013, we completed the reorganization of our corporate structure and intercompany relationships to more closely align our corporate organization with the expansion of our international business activities. Although we anticipate achieving a reduction in our overall effective tax rate in the future as a result of this reorganized corporate structure, we may not realize any benefits. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. In addition, if the intended tax treatment of our reorganized corporate structure is not accepted by the applicable taxing authorities, changes in tax law negatively impact the structure or we do not operate our business consistent with the structure and applicable tax laws and regulations, we may fail to achieve any tax advantages as a result of the reorganized corporate structure, and our future operating results and financial condition may be negatively impacted. In addition, we continue to evaluate our corporate structure in light of current and pending tax legislation, and any changes to our corporate structure may require us to incur additional expenses and may impact our overall effective tax rate.
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
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code and adversely affect our ability to utilize our NOLs in the future. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

Risks Related to Our Convertible Senior Notes
We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future growth, business needs and development plans.
We have substantial existing indebtedness. In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the "Series A Notes") and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the "Series B Notes" and, together with the Series A Notes, the "2035 Notes"). During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (the "2024 Notes" and, together with the 2035 Notes, the "convertible notes") and repurchased approximately $340.2 million aggregate principal amount of certain of the 2035 Notes. As a result, as of December 31, 2018, we had approximately $1.2 billion aggregate principal amount of convertible notes outstanding.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This standard clarifies how certain cash receipts and payments should be classified in the statement of cash flows, including the cash settlement for each series of our convertible notes. Upon cash settlement, repayment of the principal amount will be bifurcated between cash outflows for operating activities for the portion related to accreted interest attributable to debt discounts arising from the difference between the coupon interest rate and the effective interest rate, and financing activities for the remainder. This will require us to classify the $310.4 million of accreted interest as cash used in operating activities in our consolidated financial statements upon cash settlement, which could adversely affect our future cash flow from operations.
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
In addition, in connection with our issuance of the 2024 Notes, we entered into capped call transactions (the "capped call transactions") with certain financial institutions (the “option counterparties”). The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2024 Notes and/or offset any cash payments we are required to make in excess of the principal amount of such 2024 Notes converted, as the case may be, with such reduction and/or offset subject to a cap. From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2024 Notes. This activity could cause a decrease in the market price of our common stock.
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
We have provided and may continue to provide guidance about our business and future operating results. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Such factors may include the possibility that interpretation, industry practice, and accounting guidance may continue to evolve during the early stages of adoption of Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. The price of our common stock during the last twelve months has ranged from $14.20 to $20.61 as measured through February 20, 2019, and the last reported sale price on February 20, 2019 was $16.67. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	whether our results of operations, and in particular, our revenue growth rates, meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts, whether as a result of our forward-looking statements, our failure to meet such expectation or otherwise;

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in how customers perceive the effectiveness of our platform in protecting against advanced cyber attacks or other reputational harm;

•	publicity concerning cyber attacks in general or high profile cyber attacks against specific organizations;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology and/or growth companies in general and of companies in the IT security industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	natural disasters or other catastrophic events;

•	sales of large blocks of our common stock or substantial future sales by our directors, executive officers, employees and significant stockholders; and

•	departures of key personnel.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, has made and will continue to make some activities more difficult, time-consuming or costly, and has increased and will continue to increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
We are subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act ("Section 404"), enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management's report for fiscal 2018 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.
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
While we were able to determine in our management's report for fiscal 2018 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest to the effectiveness of our internal controls or determine we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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
Item 3. Legal Proceedings
The information set forth under "Litigation" in Note 10 contained in the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, $0.0001 par value per share, began trading on The NASDAQ Global Select Market on September 20, 2013, where its prices are quoted under the symbol “FEYE.”
Holders of Record
As of December 31, 2018, there were 97 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Performance Graph
The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended ("the Exchange Act"), except as shall be expressly set forth by specific reference in such filing.
The following graph compares the cumulative total return of our common stock with the total return for the Standard & Poor's 500 Index and the Standard & Poor's Information Technology Index from December 31, 2013 through December 31, 2018. The graph assumes that $100 was invested on December 31, 2013 in our common stock, the Standard & Poor's 500 Index and the Standard & Poor's Information Technology Index, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/13	12/14	12/15	12/16	12/17	12/18
FireEye, Inc.	$100.00	$72.41	$47.56	$27.29	$32.56	$37.17
S&P 500	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
S&P Information Technology	$100.00	$120.12	$127.23	$144.85	$201.10	$200.52
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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the period covered by this Annual Report on Form 10-K, other than those previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities
No shares of our common stock were repurchased during the three months ended December 31, 2018.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.
Item 6. Selected Consolidated Financial Data
The following selected historical financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and the related notes appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K to fully understand the factors that may affect the comparability of the information presented below.
The statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 are derived from our audited financial statements appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The statements of operations for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.
For the years ended December 31, 2017 and 2016, we have adjusted certain of the following financial data as a result of adoption of ASC 606 in the first quarter of the year ended December 31, 2018. Financial data for the years ended December 31, 2015 and 2014 has not been adjusted to reflect the adoption of ASC 606. See Note 1 contained in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our impact of adoption of ASC 606.

	Year Ended December 31,
	2018	2017*	2016*	2015	2014
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:	$830,950	$779,648	$705,995	$622,967	$425,662
Cost of revenue:(1)	272,475	271,647	271,083	233,204	175,093
Total gross profit	558,475	508,001	434,912	389,763	250,569
Operating expenses:(1)
Research and development	254,142	243,273	279,594	279,467	203,187
Sales and marketing	380,962	379,278	437,519	476,166	401,151
General and administrative	105,773	125,549	139,791	141,790	121,099
Restructuring charges	—	—	27,630	—	4,327
Total operating expenses	740,877	748,100	884,534	897,423	729,764
Operating loss	(182,402)	(240,099)	(449,622)	(507,660)	(479,195)
Interest income	16,033	9,323	6,582	2,935	713
Interest expense	(56,426)	(49,766)	(47,869)	(27,116)	(26)
Other expense, net	(14,804)	(10)	(3,247)	(3,284)	(1,936)
Loss before income taxes	(237,599)	(280,552)	(494,156)	(535,125)	(480,444)
Provision for (benefit from) income taxes	5,524	4,632	(8,721)	4,090	(36,654)
Net loss attributable to common stockholders	$(243,123)	$(285,184)	$(485,435)	$(539,215)	$(443,790)
Net loss per share attributable to common stockholders, basic and diluted	$(1.27)	$(1.60)	$(2.97)	$(3.50)	$(3.12)
Weighted-average shares used to compute net loss per share attributable to common stockholders	190,803	177,757	163,211	154,120	142,176
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606.

(1)    Includes stock-based compensation expense as follows:

	2018	2017	2016	2015	2014
	(In thousands)
Stock-Based Compensation Expense:
Cost of revenue	$28,362	$32,656	$31,903	$31,023	$17,925
Research and development	49,503	56,720	64,755	68,329	28,968
Sales and marketing	47,592	46,766	57,750	73,286	66,773
General and administrative	28,218	30,194	43,343	49,793	38,186
Restructuring	—	—	1,144	—	—
Total stock-based compensation expense	$153,675	$166,336	$198,895	$222,431	$151,852

	As of December 31,
	2018	2017*	2016*	2015	2014
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$409,829	$180,891	$223,667	$402,102	$146,363
Total assets	$2,696,078	$2,458,837	$2,526,092	$2,441,473	$1,758,881
Total deferred revenue	$934,828	$910,100	$927,749	$526,998	$352,543
Total long-term debt	$962,577	$779,578	$741,980	$706,198	$—
Total stockholders’ equity	$650,394	$632,216	$710,006	$1,044,372	$1,250,828
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606.

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
Overview
We provide a broad portfolio of cybersecurity solutions and services that allow organizations to prepare for, prevent, respond to and remediate cyber attacks. Our products include detection and prevention solutions for network, email and endpoint security, forensics appliances, security orchestration software, subscription-based threat intelligence and analytics solutions, and our Helix security operations platform. These products are complemented by our technology-enabled Managed Defense security service and our Mandiant incident response and cyber security consulting services.
Our Business Model
We generate revenue from sales of our network, email and endpoint security solutions, our security orchestration software, our cloud-based threat intelligence subscriptions, our managed security service, our Helix security operations platform, and our Mandiant professional services. We disaggregate our revenue into two main categories: (i) product, subscription, and support and (ii) professional services. For the years ended December 31, 2018, 2017 and 2016, product, subscription and support revenue as a percentage of total revenue was 83% for each period. Revenue from professional services was 17% of total revenue for each period.
Within the Product, subscription and support category, we provide supplemental data to distinguish between solutions that are deployed on-premise (or in hybrid on-premise/cloud configurations), and solutions and Managed services that are delivered entirely through the cloud. Security solutions deployed on-premise (or in hybrid on-premise/cloud configurations) are included in the Product and related subscription and support sub-category, and solutions without an on-premise component are included in the Cloud subscription and Managed services sub-category. For the years ended December 31, 2018, 2017 and 2016, Product and related subscription and support revenue as a percentage of total revenue was 60%, 62% and 62%, respectively. Revenue from Cloud subscription and Managed services was 23%, 21% and 21% for the years ended December 31, 2018, 2017 and 2016, respectively.
Revenue in the Product and related subscription and support sub-category consists primarily of revenue from sales of our network, email and endpoint security solutions that are deployed on the customer's premise, either as an integrated security appliance or in distributed hybrid on-premise/cloud configurations. Both deployment options are available on pre-configured appliance hardware or as virtual appliance software, and include FireEye IDA and MVX detection technologies, our DTI cloud updates, and support services.
Integrated and distributed solutions deployed on virtual appliances are offered as an “all inclusive” capacity-based subscription that includes our IDA and MVX technologies (distributed deployments include a shared MVX service), DTI cloud updates, and support services. There is no limit to the number of virtual appliances a customer can deploy, and capacity can be distributed throughout the network as needed. Subscription revenue is recognized ratably over the contractual term, typically one to three years. Customers purchasing our network and email security subscriptions have the option of purchasing our appliance hardware at additional cost, but are not required to do so.
Integrated network and email security solutions can also be deployed on pre-configured appliance hardware purpose-built for FireEye security solutions with scalable throughput from 50 megabits per second to multiple gigabits per second. Integrated security appliances are delivered with pre-installed IDA and MVX detection technologies and require subscriptions to our DTI cloud updates and support services, which are priced at 20% of the appliance price per year. Subscription terms are typically one to three years and include a material right of renewal. The majority of our installed base of network and on-premise email security customers purchased our solutions under this pricing model.
Since our network, email and endpoint security solutions require regular DTI cloud and software updates to maintain detection efficacy, physical and virtual security appliances and the related DTI cloud and support subscriptions are considered a single performance obligation, whether deployed as an integrated appliance or in a distributed hybrid on-premise/cloud configuration.
As a single performance obligation, revenue from sales of appliance hardware and related subscriptions is recognized ratably over the contractual term, typically one to three years. Such contracts typically contain a material right of renewal option that allows the customer to renew their DTI cloud and support subscriptions for an additional term at a discount to the original purchase price of the single performance obligation. For contacts that contain a material right of renewal option, the value of the performance obligation allocated to the renewal is recognized ratably over the period between the end of the initial contractual term and end of the estimated useful life of the related appliance and license.
Revenue in the Cloud subscriptions and Managed services sub-category consists primarily of revenue from sales of our cloud-based email security, our threat analytics platform (either standalone or within the Helix security operations platform), our standalone threat intelligence subscriptions and our Managed Defense managed detection and response service. Revenue from our Cloud subscriptions and Managed services is recognized ratably over the contractual term, generally one to three years.
A small portion of our revenue in the product and related subscription and support revenue is derived from the sale of our network forensics appliances and our central management system ("CMS") appliances. These appliances are not dependent on regular security intelligence updates, and revenue from these appliances is therefore recognized when ownership is transferred to our customer, typically at shipment.
Sales of our network, email, and endpoint security solutions, cloud subscriptions, and managed services, initially increase our deferred revenue. Deferred revenue from our product, subscription and support sales totaled $868.0 million and $859.5 million as of December 31, 2018 and 2017, respectively. The increase in deferred revenue from our product, subscription and support sales in 2018 compared to 2017 reflected strong subscription renewals by enterprise-class customers for our network, email and endpoint security products and increases in sales of our Cloud subscriptions and Managed services, partially offset by a decrease in sales of our appliance hardware compared with prior periods. Our retention rate of enterprise-class customers with subscriptions and support contracts expiring in the 12 months ended December 31, 2018 was consistent with historical retention rates.
To complement our product, subscription and support solutions, we offer professional services, including incident response and other security consulting services, to our customers who have experienced a cyber security breach or desire assistance assessing the resilience of their networks. The majority our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from professional services is recognized as services are delivered. Revenue from our Expertise-on-Demand micro-services and some pre-paid professional services is deferred and revenue is recognized when services are delivered. Deferred revenue from professional services as of December 31, 2018 and 2017 was $66.8 million and $50.6 million, respectively.

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

	Year Ended or as of December 31,
	2018	2017*	2016*
Product, subscription and support revenue	$687,382	$645,965	$584,885
Professional services revenue	143,568	133,683	121,110
Total revenue	$830,950	$779,648	$705,995
Year-over-year percentage increase	7%	10%
Gross margin percentage	67%	65%	62%
Deferred revenue, current	$556,815	$546,615	$508,718
Deferred revenue, non-current	$378,013	$363,485	$419,031
Billings (non-GAAP)	$855,678	$761,999	$822,787
Net cash provided by (used in) operating activities	$17,381	$17,640	$(14,585)
Free cash flow (non-GAAP)	$10,125	$(26,139)	$(50,899)
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606.
Deferred revenue. Our deferred revenue consists of amounts that we have the right to invoice, but have not yet been recognized into revenue as of the end of the respective period. The majority of our deferred revenue consists of the unamortized balance of deferred revenue from previously invoiced sales of our security appliance hardware, and non-cancelable contracts for subscriptions to our network, email and endpoint security solutions, threat intelligence, managed services and support and maintenance contracts. Invoiced amounts for such contracts can be for multiple years, and we classify our deferred revenue as current or non-current depending on when we expect to recognize the related revenue. If the deferred revenue is expected to be recognized within 12 months it is classified as current, otherwise, the deferred revenue is classified as non-current. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.
Billings. Billings are a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles ("GAAP") plus the change in deferred revenue from the beginning to the end of the period, excluding deferred revenue assumed through acquisitions. We consider billings to be a useful metric for management and investors, as a supplement to the corresponding GAAP measure, because billings impact our deferred revenue, which is an important indicator of the health and visibility of trends in our business and represents a significant percentage of future revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may define billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below (in thousands):

	Year Ended December 31,
	2018	2017*	2016*
Revenue	$830,950	$779,648	$705,995
Add: Deferred revenue, end of period	934,828	910,100	927,749
Less: Deferred revenue, beginning of period	910,100	927,749	789,870
Less: Deferred revenue assumed through acquisitions	—		21,087
Billings (non-GAAP)	$855,678	$761,999	$822,787
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606.
We have provided disaggregation of our billings in the table below (in thousands):

	Year Ended December 31,
	2018	2017*	2016*
Product and related subscription and support	$451,973	$414,809	$499,038
Cloud subscription and Managed services	243,903	194,939	188,664
Professional Services	159,802	152,251	135,085
Billings (non-GAAP)	$855,678	$761,999	$822,787

*Certain prior period amounts have been adjusted as a result of adoption of ASC 606.
Net cash provided by (used in) operating activities. We monitor net cash provided by (used in) operating activities as a measure of our overall business performance. Our net cash provided by (used in) operating activities performance is driven in large part by sales of our products and from up-front payments for both subscriptions and support and maintenance services. Monitoring net cash provided by (used in) operating activities enables us to analyze our financial performance without the non-cash effects of certain items, such as depreciation, amortization, amounts deemed repayment of convertible senior notes attributable to accreted debt discount and stock-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.
Free cash flow. Free cash flow is a non-GAAP financial measure we define as net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, plus amounts deemed to be repayment of accreted debt discount on repurchased convertible senior notes, less purchases of property and equipment and demonstration units. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business when excluding deemed repayment of accreted debt discount on repurchased convertible notes and that, after the purchases of property and equipment and demonstration units, can be used by us for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet. However, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow differently, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of free cash flow to cash flow provided by (used in) operating activities is provided below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash flow provided by (used in) operating activities	$17,381	$17,640	$(14,585)
Add: deemed repayment of convertible senior notes attributable to accreted debt discount	43,575	—	—
Less: purchase of property and equipment and demonstration units	50,831	43,779	36,314
Free cash flow (non-GAAP)	$10,125	$(26,139)	$(50,899)
Net cash used in investing activities	$(48,517)	$(59,323)	$(189,696)
Net cash provided by (used in) financing activities	$260,074	$(1,093)	$25,846
Factors Affecting our Performance
Market Adoption. We rely on market education to raise awareness of today’s cyber attacks and articulate the need for our security solutions and services. Our prospective customers often do not have a specific portion of their IT budgets allocated for advanced security solutions that address the next generation of cyber attacks. Additionally, the market for security operations platforms such as FireEye Helix is in the early stages of development.
We invest heavily in sales and marketing efforts to increase market awareness, educate prospective customers and drive adoption of our products, subscriptions and services. This market education is critical to creating new IT budget dollars or allocating more of existing IT budget dollars to advanced threat protection and security operations management solutions and, in particular, our solutions and the FireEye Helix platform. The degree to which prospective customers recognize the mission critical need for advanced threat protection solutions and security operations management solutions, including our FireEye Helix platform, will drive our ability to acquire new customers and increase renewals and follow-on sales opportunities, which, in turn, will affect our future financial performance.
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
Retention Rates. New or existing customers who purchase our appliance-based network, email, or endpoint security solutions are required to purchase a one to three year subscription to our DTI cloud and support and maintenance services. New or existing customers who purchase our network forensic appliances or our CMS management appliances are required to purchase support and maintenance services for a term of one to three years. Customers who purchase our network, email or endpoint security subscriptions (with or without appliance hardware), and our cloud subscriptions or managed services typically purchase contracts of one to three years duration.

Since we expect that our existing customers are likely to expand their deployments and purchase additional solutions from us over time, we believe our customer retention rate is an important metric to measure the long-term value of our customer agreements. We define retention rate as the percentage of customers at the end of the previous period that are up for renewal in the current period that remain customers at the end of the current period on a trailing twelve month basis. We believe our ability to maintain strong customer retention rates will have a material impact on our future sales of our security solutions and services and therefore our future financial performance.
Follow-On Sales. After the initial sale to a new customer, we focus on expanding our relationship with the customer to sell additional products, subscriptions and services. To grow our revenue, it is important that our customers make additional purchases of our products, subscriptions and services. Sales to our existing customer base can take the form of incremental sales of network, email and endpoint security solutions, cloud subscriptions, managed services, and professional services either to deploy our platform into additional parts of their network to protect additional threat vectors, or to extend their internal security resources with our managed and professional security services. Our opportunity to expand our customer relationships through follow-on sales will increase as we add new customers, broaden our product portfolio with additional subscriptions and services and enhance the functionality of our existing products and the Helix platform. Follow-on sales lead to increased revenue over the lifecycle of a customer relationship and can significantly increase the return on our sales and marketing investments. With many of our large enterprise and government customers, we have realized follow-on sales that were multiples of the value of their initial purchases.
Components of Operating Results
Revenue
We generate revenue from the sales of our products, subscriptions and services. As discussed further in “Critical Accounting Policies and Estimates-Revenue from Contracts with Customers” below, revenue is recognized when a contract has been entered into with a customer, the performance obligation(s) is(are) identified, the transaction price is determined and has been allocated to the performance obligation(s) and only then for each performance obligation after we have satisfied that performance obligation.

•
Product, subscription and support revenue. Our product, subscription and support revenue is generated from sales of our network, email, and endpoint security solutions deployed on the customer's premise (or in a hybrid on-premise/cloud deployment), as well as cloud subscriptions and managed services. We combine our virtual and physical appliances and software licenses with the mandatory subscriptions to our DTI cloud updates and support services as a single performance obligation. As a result, we recognize revenue for this single performance obligation ratably over the contractual term. Contracts containing this single performance obligation typically contain a material right of renewal option. For contracts that contain a material right of renewal option, the allocated value of the performance obligation is recognized ratably over the period between the end of the initial contractual term and the end of the estimated useful life of the related appliance and license. Significant judgment is required in estimating the useful life of our intelligence dependent appliances and assessing the material rights associated with such products. Revenue from our Cloud subscription and Managed services is recognized ratably over the contractual term, typically one to three years.

•
Professional services revenue. Professional services, which includes incident response, compromise assessments, and other security consulting services, are offered on a time-and-material basis, through a fixed fee arrangement, or on a retainer basis. We recognize the associated revenue as the services are delivered. Some professional services and our Expertise-on-Demand micro-services are prepaid, and revenue is deferred until services are delivered.

Cost of Revenue
Our total cost of revenue consists of cost of product, subscription and support revenue and cost of professional services revenue.

•
Cost of product, subscription and support revenue. Cost of product, subscription and support revenue primarily consists of costs paid to our third-party contract manufacturers for our appliances, other costs in our manufacturing operations department, and personnel costs associated with maintaining our Dynamic Threat Intelligence updates and our global customer support operations. Personnel costs associated with our operations and global customer support organizations consist of salaries, benefits, bonuses and stock-based compensation. Overhead costs consist of certain facilities, depreciation and information technology costs. Our cost of product, subscription and support revenue also includes product testing costs, shipping costs and allocated overhead costs. If revenue from sales of product, subscriptions and support declines, the cost of product, subscription and support revenue may increase as a percentage of product, subscription and support revenue due to the fixed nature of a portion of these costs. Additionally, our appliance related cost of goods sold are capitalized and amortized on a systematic basis that is consistent with the pattern of transfer to which the asset relates.

•
Cost of professional services revenue. Cost of professional services revenue primarily consists of personnel costs for our services organization and allocated overhead costs. If sales of our professional services decline or we are unable to maintain our changeability rates, our cost of professional services revenue may increase as a percentage of professional services revenue.

Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including our average selling prices, the mix of products and services sold, the mix of revenue among products, subscriptions and services and manufacturing costs. We expect our gross margins to fluctuate over time depending on these factors.
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

•
Research and development. Research and development expense consists primarily of personnel costs and allocated overhead. Research and development expense also includes prototype related expenses. We expect research and development expense to increase in absolute dollars but to remain flat as a percentage of total revenue.

•
Sales and marketing. Sales and marketing expense consists primarily of personnel costs, incentive commission costs and allocated overhead. Commission costs are capitalized and amortized based on the useful life amortization period taking into consideration the pattern of transfer to which the asset relates and the expected renewal periods during which renewal commissions are not commensurate with the initial commissions paid. When initial commissions are higher than (not-commensurate with) renewal commissions, we recognize the incremental portion of initial commissions over an estimated renewal period. The commensurate portion will be recognized over the same period as the initial revenue arrangement to which it relates.

Sales and marketing expense also includes costs for market development programs, promotional and other marketing activities, travel, depreciation of proof-of-concept evaluation units and outside consulting costs. These costs are recognized as incurred. We expect sales and marketing expense to remain relatively flat in absolute terms, but decrease as a percentage of total revenue.

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
Interest Expense
Interest expense consists primarily of interest at the stated rate (coupon) and amortization of discounts and issuance costs relating to our convertible notes.
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

	Year Ended December 31,
	2018	2017*	2016*
	(In thousands)
Revenue:
Product, subscription and support	$687,382	$645,965	$584,885
Professional services	143,568	133,683	121,110
Total revenue	830,950	779,648	705,995
Cost of revenue:
Product, subscription and support	188,301	190,786	192,659
Professional services	84,174	80,861	78,424
Total cost of revenue	272,475	271,647	271,083
Total gross profit	558,475	508,001	434,912
Operating expenses:
Research and development	254,142	243,273	279,594
Sales and marketing	380,962	379,278	437,519
General and administrative	105,773	125,549	139,791
Restructuring charges	—	—	27,630
Total operating expenses	740,877	748,100	884,534
Operating loss	(182,402)	(240,099)	(449,622)
Interest income	16,033	9,323	6,582
Interest expense	(56,426)	(49,766)	(47,869)
Other expense, net	(14,804)	(10)	(3,247)
Loss before income taxes	(237,599)	(280,552)	(494,156)
Provision for (benefit from) income taxes	5,524	4,632	(8,721)
Net loss attributable to common stockholders	$(243,123)	$(285,184)	$(485,435)
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606.

	Year Ended December 31,
	2018	2017*	2016*
	(Percent of total revenue)
Revenue:
Product, subscription and support	83%	83%	83%
Professional services	17	17	17
Total revenue	100	100	100
Cost of revenue:
Product, subscription and support	23	25	27
Professional services	10	10	11
Total cost of revenue	33	35	38
Total gross profit	67	65	62
Operating expenses:
Research and development	31	31	40
Sales and marketing	46	49	62
General and administrative	13	16	20
Restructuring charges	—	—	4
Total operating expenses	89	96	126
Operating loss	(22)	(31)	(64)
Interest income	2	1	1
Interest expense	(7)	(6)	(7)
Other expense, net	(2)	—	0
Loss before income taxes	(29)	(36)	(70)
Provision for (benefit from) income taxes	1	1	(1)
Net loss attributable to common stockholders	(29)%	(37)%	(69)%
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606.

Comparison of the Years Ended December 31, 2018 and 2017
Revenue

	Year Ended December 31,
	2018		2017*		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product, subscription and support	$687,382	83%	$645,965	83%	$41,417	6%
Professional Services	143,568	17	133,683	17	9,885	7
Total revenue	$830,950	100%	$779,648	100%	$51,302	7%
Product, subscription and services by type:
Product and related subscription and support	$498,992	60%	$479,521	62%	$19,471	4%
Cloud subscription and Managed services	188,390	23	166,444	21	21,946	13
Total Product, subscription and support	$687,382	83%	$645,965	83%	$41,417	6%
Revenue by geographic region:
United States	$523,150	63%	$521,232	67%	$1,918	—%
EMEA	135,736	16	116,205	15	19,531	17
APAC	122,516	15	105,196	13	17,320	16
Other	49,548	6	37,015	5	12,533	34
Total revenue	$830,950	100%	$779,648	100%	$51,302	7%
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606.
Product, subscription and support revenue increased by $41.4 million, or 6%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was comprised of product and related subscription and support revenue of $19.5 million and cloud subscription and managed services of $21.9 million. The increase in product and related subscription and support revenue was primarily due to an increase in the amortization of deferred revenue for subscription and support associated with prior period sales of our on-premise network, email and endpoint security solutions, as well as subscription and support renewals. The increase in cloud subscriptions and managed services reflected increased amortization of deferred revenue associated with sales of our threat intelligence subscriptions, our cloud-based email security, our Helix network operations platform, and our Managed Defense managed security service.
We are experiencing a shift in customer buying patterns away from the deployment of security solutions on new appliance hardware in favor of virtual, cloud and hybrid security solutions. This has resulted in a continuing decline in our sales of appliance hardware for our network, email and endpoint security solutions. As a result, the amortization of deferred revenue associated with prior appliance sales exceeded additions to deferred revenue from new appliance sales, and the amount of deferred revenue associated with our appliances declined in 2018. We expect the decline in deferred revenue associated with appliance hardware will continue, which will result in reduced amortization of appliance revenue in future periods. This decline is offset by increased sales of our cloud subscriptions and managed services, as well as sales of our network, email and endpoint security subscriptions and renewals of prior subscription and support contracts.
Given the expansion of our customer base, our new subscription pricing model for on-premise, and hybrid on-premise/cloud network, email and endpoint security, and our high retention rate for enterprise-class customers, we expect revenue from the amortization of deferred revenue associated with renewals of our network, email, and endpoint security solutions, our cloud subscriptions and our managed services to increase as a percentage of our total revenue. Our retention rate of enterprise-class customers with subscriptions expiring in the 12 months ended December 31, 2018 remained strong.
Professional services revenue increased by $9.9 million, or 7%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase is primarily driven by revenues from incident response services and an increase in billable hours due to more engagements and professional services personnel as compared to the same period in 2017.
Our international revenue increased $49.4 million, or 19%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase reflects growth in sales from our international regions compared to prior periods as we expanded our international market presence, which resulted in an increase in revenue amortized from deferred revenue.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2018		2017*		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product, subscription and support	$188,301		$190,786		$(2,485)	(1)%
Professional services	84,174		80,861		3,313	4
Total cost of revenue	$272,475		$271,647		$828	—%
Gross margin:
Product, subscription and support		73%		70%
Professional services		41%		40%
Total gross margin		67%		65%
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606.
The cost of product, subscription and support revenue decreased $2.5 million, or 1%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease in cost of product, subscription and support revenue was primarily the result of declining appliance hardware sales, partially offset by an increase in software licenses and network costs associated with increased subscription and support sales.
The cost of professional services revenue increased $3.3 million, or 4%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in cost of professional services revenue was primarily driven by a $5.9 million increase in personnel costs and a $1.3 million increase in travel costs due to higher headcount, partially offset by a $3.5 million decrease in depreciation as compared to the same period in 2017.
Gross margin was higher for the year ended December 31, 2018 compared to the year ended December 31, 2017, due to increased gross margins for product, subscriptions and support and professional services. The increased product, subscription and services margin reflected a higher mix of higher margin subscriptions. The increase in professional services margin was primarily driven by higher billable utilization of our professional services personnel.
Operating Expenses

	Year Ended December 31,
	2018		2017*		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$254,142	31%	$243,273	31%	$10,869	4%
Sales and marketing	380,962	46	379,278	49	1,684	0
General and administrative	105,773	13	125,549	16	(19,776)	(16)
Total operating expenses	$740,877	89%	$748,100	96%	$(7,223)	(1)%
Includes stock-based compensation expense of:
Research and development	$49,503		$56,720
Sales and marketing	47,592		46,766
General and administrative	28,218		30,194
Total	$125,313		$133,680
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606.
Research and Development
Research and development expense increased $10.9 million, or 4%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily due to a $10.6 million increase in personnel costs for headcount increase, a $1.7 million increase in professional services costs, a $5.3 million increase in software and web hosting costs, and a $0.9 million increase in travel costs, partially offset by a decrease in stock-based compensation charges of $7.2 million. The increase in headcount was as a result of increased investment in research and development for future product and subscription offerings.
Sales and Marketing
Sales and marketing expense increased by $1.7 million, or 0.4%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily due to an increase in personnel costs of $4.7 million associated with increased headcount, an $0.8 million increase in stock-based compensation expense and a $4.7 million increase in marketing programs and associated travel costs, partially offset by a $6.2 million decrease in commission expense as a result of non-order related payouts in 2017, and a $2.7 million decrease in amortization of intangibles.
General and Administrative
General and administrative expense decreased $19.8 million, or 16%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease was primarily due to a $14.0 million decrease in net legal settlement costs and related legal costs incurred in 2017, a $1.4 million decrease in consulting services primarily related to implementation of ASC 606 adoption, a $1.5 million decrease in professional services costs, a $1.8 million decrease in bad debt expense, and a $2.0 million decrease in stock-based compensation charges, partially offset by a $1.0 million increase in personnel costs due to increased headcount.
Interest Income

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Interest income	$16,033	$9,323	$6,710	72%
Interest income increased for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to an increase in interest rates resulting in a higher rate of return on our investments.
Interest Expense

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Interest expense	$56,426	$49,766	$6,660	13%
Interest expense for the year ended December 31, 2018 increased compared to the year ended December 31, 2017 due to greater amortization of discount and issuance costs on our previously issued 2035 Notes and the issuance of the 2024 Notes during the year ended December 31, 2018.
Other Expense, Net

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Other expense, net	$14,804	$10	$14,794	147,940%
The increase in other expense, net during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the loss on extinguishment of a portion of the 1.000% Convertible Senior Notes due 2035 (the “Series A Notes”) in the amount of $10.8 million and foreign currency transaction losses of $3.3 million during the year ended December 31, 2018.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Provision for (benefit from) income taxes	$5,524	$4,632
Effective tax rate	(2.3)%	(1.6)%

The provision for income taxes increased for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in the provision was primarily due to an increase in estimated tax liability related to foreign operations. We continue to maintain a full valuation allowance on all of our U.S. deferred tax assets. The tax expense for the years ended December 31, 2018 and December 31, 2017 was primarily comprised of income taxes in foreign jurisdictions and withholding taxes.
Comparison of the Years Ended December 31, 2017 and 2016
Revenue

	Year Ended December 31,
	2017*		2016*		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product, subscription and support	$645,965	83%	$584,885	83%	$61,080	10%
Professional Services	133,683	17	121,110	17	12,573	10
Total revenue	$779,648	100%	$705,995	100%	$73,653	10%
Product, subscription and services by type:
Product and related subscription and support	$479,521	62%	$437,238	62%	$42,283	10%
Cloud subscription and Managed services	166,444	21	147,647	21	18,797	13
Total Product, subscription and support	$645,965	83%	$584,885	83%	$61,080	10%
Revenue by geographic region:
United States	$521,232	67%	$490,802	70%	$30,430	6%
EMEA	116,205	15	93,832	13	22,373	24
APAC	105,196	13	90,682	13	14,514	16
Other	37,015	5	30,679	4	6,336	21
Total revenue	$779,648	100%	$705,995	100%	$73,653	10%
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606.
Product, subscription and support revenue increased by $61.1 million, or 10%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was comprised of a $42.3 million, or 10%, increase in product and related subscription and support revenue and an $18.8 million, or 13%, increase in cloud subscription and managed services. The increase in product and related subscription and support revenue was primarily due to an increase in the amortization of deferred revenue associated with prior period sales and renewals of our network, email, and endpoint security solutions, including appliance hardware. The increase in cloud subscription and managed services revenue was primarily due to the amortization of deferred revenue associated with growing sales of our cloud subscriptions, including threat intelligence subscriptions, our cloud-based email security, and our Helix network operations platform.
Given our expanding customer base and high retention rate of enterprise-class customers, we expect revenue from the amortization of deferred revenue related to renewals to increase as a percentage of our total revenue. Our retention rate for enterprise class customers, expiring in the 12 months ended December 31, 2016 remained strong.
Professional services revenue increased by $12.6 million, or 10%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase reflected growth in sales in our international regions in prior periods as we expanded our international market presence, which resulted in an increase in revenue amortized from deferred revenue.
Our international revenue increased $43.2 million, or 20%, during the year ended December 31, 2017 compared to the year ended December 31, 2016, which reflected our increasing international market presence.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2017*		2016*		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product, subscription and support	$190,786		$192,659		$(1,873)	(1)%
Professional Services	80,861		78,424		2,437	3
Total cost of revenue	$271,647		$271,083		$564	—%
Gross margin:
Product, subscription and support		70%		67%
Professional Services		40%		35%
Total gross margin		65%		62%
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606.
The cost of product, subscription and support revenue decreased $1.9 million, or 1%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease in cost of product, subscription and support revenue was primarily driven by fewer product shipments and lower average product cost per unit, partially offset by greater inventory reserves.
The cost of professional services revenue increased $2.4 million, or 3%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in cost of professional services revenue was primarily due to a $1.9 million increase in professional services and consulting costs, and a $1.2 million increase in software and hosting costs, partially offset by a $0.7 million decrease in amortization of intangibles.
Gross margin was higher for the year ended December 31, 2017 compared to the year ended December 31, 2016, due primarily to an increase in product, subscription and support and professional services revenue, while the total cost of revenue remained relatively constant as compared to the same period in 2016.
Operating Expenses

	Year Ended December 31,
	2017*		2016*		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$243,273	31%	$279,594	40%	$(36,321)	(13)%
Sales and marketing	379,278	49	437,519	62	(58,241)	(13)
General and administrative	125,549	16	139,791	20	(14,242)	(10)
Restructuring charges	—	—	27,630	4	(27,630)	(100)
Total operating expenses	$748,100	96%	$884,534	126%	$(136,434)	(15)%
Includes stock-based compensation expense of:
Research and development	$56,720		$64,755
Sales and marketing	46,766		57,750
General and administrative	30,194		43,343
Restructuring charges	—		1,144
Total	$133,680		$166,992
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606.
Research and Development
Research and development expense decreased $36.3 million, or 13%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily due to a $26.9 million net decrease in personnel costs, which included an $8.0 million decrease in stock-based compensation charges, as well as a $3.7 million reduction as a result of higher capitalized software development costs primarily related to our Helix offering, a $1.8 million decrease in allocated facility and IT costs, a $1.6 million decrease in telecommunications costs, a $1.3 million decrease in professional service vendor costs and a $1.2 million decrease in depreciation expense, partially offset by a $2.6 million increase in data hosting costs. The decreases were primarily driven by lower headcount and cost optimizations as a result of our 2016 restructuring activities.
Sales and Marketing
Sales and marketing expense decreased $58.2 million, or 13%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily due to a $34.6 million decrease in personnel costs, which included an $11.0 million decrease in stock-based compensation charges, a $8.9 million decrease in commissions, a $7.3 million decrease in allocated facility and IT costs, a $3.9 million decrease in marketing programs, a $3.9 million decrease in depreciation expense associated with demonstration units and a $3.5 million decrease in travel expense. The decreases were primarily driven by lower headcount and cost optimizations from our 2016 restructuring activities.
General and Administrative
General and administrative expense decreased $14.2 million, or 10%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily due to a $19.1 million decrease in personnel costs, which included a $13.1 million decrease in stock-based compensation charges, that was primarily driven by lower headcount and cost optimizations from our 2016 restructuring activities, a $2.5 million decrease due to a charge related to the change in fair value of the contingent earn-out liability recognized in fiscal 2016, and a $1.6 million decrease in professional service vendor costs due primarily to lower acquisition-related costs, partially offset by $12.5 million in net legal settlement costs.
Restructuring Charges
During the year ended December 31, 2016, we incurred restructuring charges of approximately $27.6 million, primarily related to a 10% reduction in our workforce, the consolidation of certain real estate facilities and impairment of certain assets under our August 2016 restructuring plan. We incurred no restructuring expenses during the year ended December 31, 2017.
Interest Income

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Interest income	$9,323	$6,582	$2,741	42%
Interest income increased for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to higher rate of return on our investments.
Interest Expense

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Interest expense	$49,766	$47,869	$1,897	4%
Interest expense for the year ended December 31, 2017 increased compared to the year ended December 31, 2016 due to greater amortization of discount and issuance costs on our 2035 Notes.
Other Expense, Net

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Other expense, net	$10	$3,247	$(3,237)	(100)%
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
We recorded a tax expense for the year ended December 31, 2017 compared to a tax benefit for the year ended December 31, 2016. The change to a tax expense in 2017 is primarily due to the reversal of a valuation allowance in connection with the acquisitions of iSIGHT and Invotas included in 2016, which was not included in 2017. We continue to maintain a full valuation allowance on all of our U.S. deferred tax assets. The tax expense for the year ended December 31, 2017 was primarily comprised of income taxes in foreign jurisdictions and withholding taxes.
Quarterly Results of Operations
The following unaudited quarterly statements of operations data for each of the eight quarters in the period ended December 31, 2018 have been prepared on a basis consistent with our audited annual financial statements included in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited financial statements and the related notes included in this Annual Report on Form 10-K.

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017*	September 30, 2017*	June 30, 2017*	March 31, 2017*
	(Dollars in thousands)
Revenue:
Product, subscription and support	$178,827	$175,653	$167,429	$165,473	$170,965	$163,174	$158,097	$153,729
Professional Services	38,706	35,998	35,267	33,597	34,836	34,192	33,625	31,030
Total revenue	217,533	211,651	202,696	199,070	205,801	197,366	191,722	184,759
Cost of revenue:
Product, subscription and support	47,984	46,752	46,136	47,429	48,289	48,438	47,636	46,423
Professional Services	21,846	20,682	21,146	20,500	20,751	20,628	20,158	19,324
Total cost of revenue	69,830	67,434	67,282	67,929	69,040	69,066	67,794	65,747
Total gross profit	147,703	144,217	135,414	131,141	136,761	128,300	123,928	119,012
Operating expenses:
Research and development	62,251	62,120	63,575	66,196	59,858	64,316	60,747	58,352
Sales and marketing	97,218	92,297	94,196	97,251	95,772	92,105	92,413	98,988
General and administrative	24,935	26,241	26,179	28,418	40,306	29,823	27,805	27,615
Total operating expenses	184,404	180,658	183,950	191,865	195,936	186,244	180,965	184,955
Operating loss	(36,701)	(36,441)	(48,536)	(60,724)	(59,175)	(57,944)	(57,037)	(65,943)
Interest income	5,226	4,484	3,383	2,940	2,655	2,468	2,168	2,032
Interest expense	(15,128)	(14,976)	(13,605)	(12,717)	(12,525)	(12,611)	(12,385)	(12,245)
Other income (expense), net	(414)	(1,424)	(12,690)	(276)	(122)	—	(120)	232
Loss before income taxes	(47,017)	(48,357)	(71,448)	(70,777)	(69,167)	(68,087)	(67,374)	(75,924)
Provision for income taxes	1,380	1,680	1,411	1,053	1,247	1,127	965	1,293
Net loss attributable to common stockholders	$(48,397)	$(50,037)	$(72,859)	$(71,830)	$(70,414)	$(69,214)	$(68,339)	$(77,217)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.26)	$(0.38)	$(0.39)	$(0.39)	$(0.39)	$(0.39)	$(0.45)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	194,593	192,359	189,696	186,456	182,281	179,732	176,645	172,236
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606.

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017*	September 30, 2017*	June 30, 2017*	March 31, 2017*
	(Percent of total revenue)
Revenue:
Product, subscription and support	82%	83%	83%	83%	83%	83%	82%	83%
Professional Services	18	17	17	17	17	17	18	17
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product, subscription and support	22	22	23	24	24	25	25	25
Professional Services	10	10	10	10	10	10	10	11
Total cost of revenue	32	32	33	34	34	35	35	36
Total gross profit	68	68	67	66	66	65	65	64
Operating expenses:
Research and development	29	29	31	33	29	33	32	32
Sales and marketing	45	44	46	49	47	47	48	54
General and administrative	11	12	13	14	20	15	15	15
Total operating expenses	85	85	90	96	96	95	95	101
Operating loss	(17)	(17)	(23)	(30)	(30)	(30)	(30)	(37)
Interest income	2	2	2	1	1	1	1	1
Interest expense	(7)	(7)	(7)	(6)	(6)	(6)	(6)	(7)
Other income (expense), net	—	(1)	(6)	—	—	—	—	—
Loss before income taxes	(22)	(23)	(34)	(35)	(35)	(35)	(35)	(43)
Provision for income taxes	1	1	1	1	1	1	1	1
Net loss attributable to common stockholders	(23)%	(24)%	(35)%	(36)%	(36)%	(36)%	(36)%	(44)%
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606.
Quarterly Revenue Trends
Our quarterly revenue increased year-over-year for all periods presented, which is primarily due to increased amortization of deferred revenue from prior period product, subscription and support sales. Sequentially, our subscription and services revenues continued to increase each quarter, other than the first quarter of 2018, when sales were slightly lower than the fourth quarter of 2017. This growth was due to increased amortization of deferred revenue from prior period product, subscription and support sales. We expect that revenue recognition under ASC 606 will generally result in lower quarterly volatility overall, as a larger percentage of our revenue will be recognized from deferred revenue over time. However, as customer buying patterns shift away from new appliance hardware purchases in favor of virtual, cloud and hybrid security solutions, we expect deferred revenue associated with new appliance (and new related subscriptions and support) to decline, which will reduce the amount of deferred revenue recognized from sales of new appliances and related subscriptions and support. We expect the decline in deferred revenue from new appliance sales (and the related subscriptions and support) to be offset by increases in deferred revenue from sales of new “all-inclusive” subscriptions to our network, email and endpoint security solutions (with or without appliance hardware), as well as from increases in sales of our cloud subscriptions and managed services. (See Note 1 contained in the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K for impact of adoption of ASC 606).
Quarterly Gross Margin Trends
Consistent with our quarterly revenues, quarterly gross profit increased year-over-year for all periods presented. Total gross margin, or gross profit as a percentage of revenue increased or remained steady in each sequential quarter, largely due to the shift in sales mix in product and subscriptions and support. As our mix of sales continues to shift from appliances to subscriptions and support, we believe there will be less volatility in our quarterly revenue trends due to the ratable nature of revenue recognition associated with our appliances as well as our subscription and support offerings, but we still expect fluctuations in our quarterly gross margins in the future.
Quarterly Expense Trends
Total operating expenses decreased sequentially each quarter in 2018 as employee-related payroll tax costs declined, with the exception of a slight increase in the fourth quarter of 2018 due to increased headcount and market development programs.

Liquidity and Capital Resources

	As of December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents	$409,829	$180,891
Short-term investments	$706,691	$715,911

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash provided by (used in) operating activities	$17,381	$17,640	$(14,585)
Cash used in investing activities	(48,517)	(59,323)	(189,696)
Cash provided by (used in) financing activities	260,074	(1,093)	25,846
Net increase (decrease) in cash and cash equivalents	$228,938	$(42,776)	$(178,435)

As of December 31, 2018, our cash and cash equivalents of $409.8 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $66.0 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2018 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of the 2024 Notes and received net proceeds of $584.4 million after deducting the initial purchasers' discount and the issuance costs. In conjunction with the issuance of the 2024 Notes, we used approximately $65.2 million of the net proceeds to enter into the capped call transactions. In addition, we used approximately $330.4 million of the net proceeds to repurchase a portion of the principal amount outstanding of the Series A Notes. Refer to Note 9 contained in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K for more information on the 2024 Notes, the capped call transactions and the Series A Notes.
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
Our principal sources of liquidity are existing cash and cash equivalents and short-term investments and cash inflow from operations, which we believe will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the efficiency of our marketing and sales activities, the introduction of new and enhanced product and service offerings, the cost of any future acquisitions of technology or businesses, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
During the year ended December 31, 2018, our operating activities provided cash of $17.4 million. We incurred a net loss of $243.1 million, which included net non-cash expenses of $298.0 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense, and loss on the repurchase of our Series A Notes. As required under ASU 2016-15, we classified $43.6 million of the $330.4 million Series A Notes cash repayment as an amount deemed repayment of Series A Notes accreted debt discount as a cash outflow for operating activities. Our net change in operating assets and liabilities used cash of $6.1 million, primarily related to an increase in deferred revenue of $24.7 million, an increase in accrued liabilities of $10.2 million due to accretion of interest on our Convertible Senior Notes, and an increase in accrued compensation due to accrual of payroll taxes, which was partially offset by an increase in prepaid expenses of $13.8 million due to prepayment of commissions, an increase in accounts receivable of $11.6 million due to increased sales, and a decrease in accounts payable of $8.2 million due to payment of liabilities.
During the year ended December 31, 2017, our operating activities provided cash of $17.6 million. We incurred a net loss of $285.2 million, which included net non-cash expenses of $313.2 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities provided cash of $10.4 million, primarily related to reductions in deferred revenue of $17.6 million due to amortization, an increase in prepaid expenses of $5.4 million due to prepayment of commissions, which was partially offset by the use of cash sourced from an increase in accounts receivable of $14.4 million, resulting from growth in billings, an increase in other long-term liabilities for $14.7 million, resulting from additional deferred rent related to our new corporate headquarters building and an increase in accounts payables of $6.0 million.
During the year ended December 31, 2016, our operating activities used cash of $14.6 million. We incurred a net loss of $485.4 million, which included net non-cash expenses of $354.4 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities provided cash of $116.5 million, primarily sourced from deferred revenue for $116.8 million, as a result of increases in sales of subscriptions and support and maintenance services, accounts receivable for $58.0 million, resulting from increased collection which benefited from restructuring of programs to incentivize early payment. The sources of cash were partially offset by use of cash related current liabilities of $62.6 million, which included the payment of $7.7 million for transaction costs incurred by iSIGHT and Invotas prior to acquisition.
Investing Activities
Cash used in investing activities during the year ended December 31, 2018 was $48.5 million, primarily for capital expenditures to purchase property and equipment and demonstration units of $50.8 million, net maturities of short-term investments of $7.3 million and cash used in the acquisition of X15.
Cash used in investing activities year ended December 31, 2017 was $59.3 million, primarily for capital expenditures to purchase property and equipment and demonstration units, net purchases of short-term investments and cash used to acquire The Email Laundry.
Cash used in investing activities during the year ended December 31, 2016 was $189.7 million, primarily for the acquisitions of iSIGHT and Invotas and, to a lesser extent, capital expenditures to purchase property and equipment and demonstration units, partially offset by net redemptions and sales of short-term investments.
Financing Activities
During the year ended December 31, 2018, financing activities provided $260.1 million in cash, primarily from proceeds of $584.4 million received from the issuance of our 2024 Notes, $20.8 million from employee purchases of shares under our 2013 Employee Stock Purchase Plan ("ESPP") and $6.9 million from exercises of employee stock options. These proceeds were partially offset by the $286.8 million cash outflow attributable to the aggregate principal of the Series A Notes repurchased and $65.2 million for the purchase of the privately negotiated capped calls that cap the dilutive effects related to our 2024 Notes if the stock price exceeds the conversion price of the 2024 Notes.
During the year ended December 31, 2017, financing activities used $1.1 million in cash, primarily due to contingent liability payments related to the acquisition of iSIGHT in 2016, partially offset by proceeds from employee purchases of shares under our ESPP and exercises of stock options.
During the year ended December 31, 2016, financing activities provided $25.8 million in cash, primarily due to proceeds from employee purchases of shares under our ESPP and exercises of stock options, partially offset by the repayment of debt assumed through acquisitions.

Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of December 31, 2018:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
		(In thousands)
Convertible Notes	$1,236,663	$13,923	$145,877	$474,238	$602,625
Operating leases	118,932	15,530	31,301	24,692	47,409
Purchase obligations	12,998	7,229	5,769	—	—
Contract manufacturer commitments	8,604	8,604	—	—	—
Total	$1,377,197	$45,286	$182,947	$498,930	$650,034
Total future non-cancelable minimum rental payments under operating leases of $118.9 million shown in the table above have not been reduced by future minimum sublease rentals totaling $5.4 million.
Total future payments related to our Convertible Notes of $1,236.7 million shown in the table above is composed of $119.8 million principal amount of Series A Notes, $460.0 million principal amount of Series B Notes, $600.0 million principal amount of 2024 Notes and future interest payments of $56.8 million. Although the 2035 Notes have a stated maturity of June 1, 2035, they have been reflected in the table above assuming repurchase on June 1, 2020 in the case of the Series A Notes and June 1, 2022 in the case of the Series B Notes (the first date holders have the right to require us to repurchase all or any portion of their Convertible Senior Notes) at 100% of the principal amount plus accrued and unpaid interest as of these dates.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2018, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, approximately $1.8 million of unrecognized tax benefits classified as “Other long-term liabilities” in the accompanying consolidated balance sheets as of December 31, 2018, have been excluded from the contractual obligations table above.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Segment Information
We have one primary business activity and operate in one reportable segment.
Concentration
For the years ended December 31, 2018, 2017 and 2016, one distributor represented 20%, 19% and 19%, respectively, and one reseller represented 15%, 13% and 12%, respectively, of our total revenue. Our agreements with the distributor and reseller were made in the ordinary course of our business and may be terminated with or without cause by either party with advance notice. Although we believe we would experience some short-term disruption in the distribution of our products and subscriptions and services if these agreements were terminated, we believe such termination would not have a long-term material adverse effect on our financial results and that alternative resellers and other channel partners exist to deliver our products to our end-customers.
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
•Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price ("SSP") basis. Determination of SSP requires judgment. We determine standalone selling price taking into account available information such as historical selling prices of the performance obligation, geographic location, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.
•Recognition of revenue when, or as, we satisfy performance obligations - We satisfy performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at or over the time the related performance obligation is satisfied by transferring a promised good or service to a customer.
Nature of Products and Services
We generate revenue from the sales of physical and virtual security appliances (products), software, subscriptions, support and maintenance and professional services, primarily through our indirect relationships with our partners or direct relationships with end customers through our direct sales force. We account for our performance obligations in accordance with ASC 606, and all related interpretations.
Our security appliance deliverables include proprietary operating system software, which together with regular security intelligence updates and support and maintenance, deliver the essential functionality of our appliance-based security products. We combine these intelligence-dependent appliances and software licenses with the related intelligence subscription and support as a single performance obligation. As a result, we recognize revenue for this single performance obligation ratably over the contractual term. Contracts containing this single performance obligation typically contain a material right of renewal option. For contracts that contain a material right of renewal option, the allocated value of the performance obligation is recognized ratably over the period between the end of the initial contractual term and the end of the estimated useful life of the related appliance and license.
Revenue from subscriptions to our cloud-based services, which allow customers to use our hosted security software over a contracted period without taking possession of the software, and managed services where we provide managed detection and response services for our customers, are recognized over the contractual term. We also have a small portion of our revenue from appliances and software that are not dependent on regular threat intelligence updates. Revenue from these appliances and the associated software is therefore recognized when ownership is transferred to our customers, typically upon shipment.
Professional services, which include incident response, compromise assessments, and other security consulting services are offered on a time-and-materials basis or through fixed fee arrangements, and we recognize the associated revenue as the services are delivered.
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
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code. The changes include, but are not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, imposing a mandatory one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, introducing bonus depreciation that will allow for full expensing of qualified property, eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized. We have elected to account for Global Intangible Low-Taxed Income ("GILTI") under the Tax Act as period costs when incurred.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides for a measurement period of up to one year after the enactment date of the Tax Act to finalize the related income tax impacts. In accordance with SAB 118, we provided our best estimate of the impact of the Tax Act in the period ended December 31, 2017. We remeasured our existing net U.S. deferred tax assets using the enacted tax rate and other known significant changes to the tax code. This remeasurement resulted in a total decrease in these assets by $71.7 million which was fully offset by the decrease in valuation allowance. In addition, we recorded a $0.3 million tax benefit related to the release of valuation allowance on AMT credit carryovers because under the Tax Act, existing AMT credits are refundable from 2018 through 2021. As of December 31, 2018, we have completed the accounting for the Tax Act within the measurement period. Our current period adjustments related to the estimated items were immaterial.
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
We do not provide for a U.S. income tax liability and foreign withholding taxes on undistributed foreign earnings of our foreign subsidiaries as a result of cumulative and current overall foreign loss. The earnings of non-U.S. subsidiaries are currently expected to be indefinitely reinvested in non-U.S. operations.
Contract Manufacturer Liabilities
We outsource most of our manufacturing, repair, and supply chain management operations to our independent contract manufacturers and payments to them are a significant portion of our product, subscription and support cost of revenue. Although we could be contractually obligated to purchase manufactured products, we generally do not own the manufactured products. Product title transfers from our independent contract manufacturers to us and immediately to our partners upon shipment. Our independent contract manufacturers assemble our products using design specifications, quality assurance programs, and standards that we establish, and they procure components and assemble our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we accrue for costs for contractual manufacturing commitments in excess of our forecasted demand, including costs for excess components or for carrying costs incurred by our contract manufacturers. To date, we have not incurred nor accrued any significant costs associated with this exposure.
Loss Contingencies
We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset, or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired, or a liability has been incurred and the amount of loss can be reasonably estimated. If we determine that a loss is possible, and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. We regularly evaluate current information available to us to determine whether an accrual is required, an accrual should be adjusted, or a range of possible loss should be disclosed.
Warranties
We generally provide a one-year warranty on hardware. We do not accrue for potential warranty claims as a component of cost of product, subscription and support revenue as all product warranty claims are satisfied under our support and maintenance contracts.
Goodwill
Goodwill is the excess of the aggregate purchase price paid over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate as one reporting unit and have selected December

1 as the date to perform our annual impairment test. In the valuation of our goodwill, we must make assumptions regarding estimated future cash flows to be derived from our business. If these estimates or their related assumptions change in the future, we may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing implied fair value of goodwill to its net book value. In calculating our implied fair value of goodwill, our fair value would be allocated to all of the other assets and liabilities based on their fair values. The excess of our fair value over the amount assigned to our other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There was no impairment of goodwill recorded for the years ended December 31, 2018, 2017 or 2016, and our reporting unit was not at risk of failing the first step of the impairment test for any of these periods.
Business Combinations
We account for all of our acquisitions using the acquisition method of accounting for business combinations. The fair value of purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill.
When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to identifiable intangible assets. Significant assumptions in valuing certain identifiable intangible assets include, but are not limited to, expected long-term market growth, customer retention, future expected operating expenses, costs of capital, and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Recent Accounting Pronouncements
See Note 1 Description of Business and Summary of Significant Accounting Policies contained in the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial conditions.

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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at December 31, 2018 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $1,116.5 million and $896.8 million as of December 31, 2018 and 2017, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions, U.S. Treasury notes and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to our investment policies which limit the duration of our short term investments. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Series A Notes, Series B Notes and 2024 Notes have fixed interest rates of 1.000%, 1.625% and 0.875%, respectively. The fair value of the Convertible Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of December 31, 2018, the fair value of our Convertible Notes was approximately $1.1 billion.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 8. Financial Statements and Supplementary Data
Certain supplementary financial information required by this Item 8 is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption “Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FireEye, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FireEye, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue in fiscal year 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and all subsequent amendments (collectively, “ASC 606”). The Company adopted ASC 606 using the full retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 22, 2019

We have served as the Company's auditor since 2010.

FIREEYE, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2018	2017*
ASSETS
Current assets:
Cash and cash equivalents	$409,829	$180,891
Short-term investments	706,691	715,911
Accounts receivable, net of allowance for doubtful accounts of $2,525 and $2,503 at December 31, 2018 and 2017, respectively	157,817	146,317
Inventories	6,548	5,746
Prepaid expenses and other current assets	100,295	93,799
Total current assets	1,381,180	1,142,664
Property and equipment, net	89,163	71,357
Goodwill	999,804	984,661
Intangible assets, net	143,162	187,388
Deposits and other long-term assets	82,769	72,767
TOTAL ASSETS	$2,696,078	$2,458,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,944	$35,684
Accrued and other current liabilities	29,797	19,569
Accrued compensation	63,808	59,588
Deferred revenue, current portion	556,815	546,615
Total current liabilities	677,364	661,456
Convertible senior notes, net	962,577	779,578
Deferred revenue, non-current portion	378,013	363,485
Other long-term liabilities	27,730	22,102
Total liabilities	2,045,684	1,826,621
Commitments and contingencies (NOTE 10)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 199,612 shares and 187,105 shares issued and outstanding as of December 31, 2018 and 2017, respectively	20	19
Additional paid-in capital	3,152,159	2,891,441
Treasury stock, at cost; 3,333 shares as of December 31, 2018 and 2017	(150,000)	(150,000)
Accumulated other comprehensive loss	(2,299)	(2,881)
Accumulated deficit	(2,349,486)	(2,106,363)
Total stockholders’ equity	650,394	632,216
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,696,078	$2,458,837
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606. See Note 1 for impact of adoption.
See accompanying notes to consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017*	2016*
Revenue:
Product, subscription and support	$687,382	$645,965	$584,885
Professional services	143,568	133,683	121,110
Total revenue	830,950	779,648	705,995
Cost of revenue:
Product, subscription and support	188,301	190,786	192,659
Professional services	84,174	80,861	78,424
Total cost of revenue	272,475	271,647	271,083
Total gross profit	558,475	508,001	434,912
Operating expenses:
Research and development	254,142	243,273	279,594
Sales and marketing	380,962	379,278	437,519
General and administrative	105,773	125,549	139,791
Restructuring charges	—	—	27,630
Total operating expenses	740,877	748,100	884,534
Operating loss	(182,402)	(240,099)	(449,622)
Interest income	16,033	9,323	6,582
Interest expense	(56,426)	(49,766)	(47,869)
Other expense, net	(14,804)	(10)	(3,247)
Loss before income taxes	(237,599)	(280,552)	(494,156)
Provision for (benefit from) income taxes	5,524	4,632	(8,721)
Net loss attributable to common stockholders	$(243,123)	$(285,184)	$(485,435)
Net loss per share attributable to common stockholders, basic and diluted	$(1.27)	$(1.60)	$(2.97)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	190,803	177,757	163,211
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606. See Note 1 for impact of adoption.
See accompanying notes to consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2018	2017*	2016*
Net loss	$(243,123)	$(285,184)	$(485,435)
Change in net unrealized gains (losses) on available-for-sale investments, net of tax	582	(1,139)	483
Comprehensive loss	$(242,541)	$(286,323)	$(484,952)
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606.
See accompanying notes to consolidated financial statements.

FIREEYE, INC.
Consolidated Statement of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit**	Total Stockholders’ Equity**
	Shares	Amount
Balance at January 1, 2016	161,643	16	2,403,088	(150,000)	(2,225)	(1,332,308)	918,571
Issuance of common stock for equity awards, net of repurchases and tax withholdings	8,438	1	12,720	—	—	—	12,721
Issuance of common stock related to employee stock purchase plan	1,980	—	22,080	—	—	—	22,080
Issuance of common stock related to iSIGHT Security, Inc. acquisition	1,793	—	29,900	—	—	—	29,900
Issuance of common stock related to Invotas International Corporation acquisition	742	—	11,100	—	—	—	11,100
Vesting of early exercise of equity awards	—	—	1,519	—	—	—	1,519
Stock-based compensation	—	—	199,066	—	—	—	199,066
Unrealized gain on investments	—	—	—	—	483	—	483
Cumulative-effect adjustment for adoption of ASU 2016-09	—	—	3,436	—	—	(3,436)	—
Net loss*	—	—	—	—	—	(485,435)	(485,435)
Balance at December 31, 2016	174,596	17	2,682,909	(150,000)	(1,742)	(1,821,179)	710,005
Issuance of common stock for equity awards, net of repurchases and tax withholdings	10,513	2	17,741	—	—	—	17,743
Issuance of common stock related to employee stock purchase plan	1,737	—	20,094	—	—	—	20,094
Issuance of common stock related to Clean Communications Limited acquisition	259	—	4,361	—	—	—	4,361
Stock-based compensation	—	—	166,336	—	—	—	166,336
Unrealized loss on investments	—	—	—	—	(1,139)	—	(1,139)
Net loss*	—	—	—	—	—	(285,184)	(285,184)
Balance at December 31, 2017	187,105	19	2,891,441	(150,000)	(2,881)	(2,106,363)	632,216
Issuance of common stock for equity awards, net of repurchases and tax withholdings	9,774	1	6,888	—	—	—	6,889
Issuance of common stock related to employee stock purchase plan	1,717	—	20,816	—	—	—	20,816
Issuance of common stock related to X15 acquisition	1,016	—	15,387	—	—	—	15,387
Stock-based compensation	—	—	157,795	—	—	—	157,795
Unrealized gain on investments	—	—	—	—	582	—	582
Purchase of capped calls	—	—	(65,220)	—	—	—	(65,220)
Equity component of issuance of 2024 Notes, net	—	—	138,064	—	—	—	138,064
Equity component of partial repurchase of Series A Notes, net	—	—	(13,012)	—	—	—	(13,012)
Net loss	—	—	—	—	—	(243,123)	(243,123)
Balance at December 31, 2018	199,612	$20	$3,152,159	$(150,000)	$(2,299)	$(2,349,486)	$650,394
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606. See Note 1 for impact of adoption.
**The cumulative-effect of adjustment to Accumulated deficit and Total Stockholders Equity related to the adoption of ASC 606 as of January 1, 2016 was $125.8 million.
See accompanying notes to the consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017*	2016*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(243,123)	$(285,184)	$(485,435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	86,505	103,417	119,267
Stock-based compensation	153,675	166,336	199,066
Non-cash interest expense related to convertible senior notes	43,273	37,598	35,782
Loss on repurchase of convertible senior notes	10,764	—	—
Deemed repayment of convertible senior notes attributable to accreted debt discount	(43,575)	—	—
Change in fair value of contingent earn-out liability	—	(54)	2,356
Deferred income taxes	(930)	(1,287)	(11,926)
Other	4,715	7,170	9,836
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(11,605)	(14,434)	57,968
Inventories	(5,216)	(3,333)	1,415
Prepaid expenses and other assets	(13,779)	5,365	7,106
Accounts payable	(8,205)	6,040	(19,093)
Accrued liabilities	10,234	(3,659)	(11,154)
Accrued transaction costs of acquiree	—	—	(7,727)
Accrued compensation	4,220	2,565	(24,621)
Deferred revenue	24,728	(17,649)	116,792
Other long-term liabilities	5,700	14,749	(4,217)
Net cash provided by (used in) operating activities	17,381	17,640	(14,585)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(50,831)	(43,779)	(36,314)
Purchases of short-term investments	(479,862)	(409,358)	(507,073)
Proceeds from maturities of short-term investments	487,141	397,483	554,358
Proceeds from sales of short-term investments	—	3,620	4,507
Business acquisitions, net of cash acquired	(5,240)	(4,300)	(204,926)
Purchase of investment in private company	—	(2,500)	—
Lease deposits	275	(489)	(248)
Net cash used in investing activities	(48,517)	(59,323)	(189,696)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible senior notes	584,405	—	—
Purchase of capped calls	(65,220)	—	—
Repurchase of convertible senior notes	(286,817)	—	—
Repayment of debt of acquired business	—	—	(8,842)
Payments for contingent earn-outs	—	(38,928)	(112)
Payment related to shares withheld for taxes	—	(1,408)	(1,124)
Proceeds from employee stock purchase plan	20,816	20,094	22,080
Proceeds from exercise of equity awards	6,890	19,149	13,844
Net cash provided by (used in) financing activities	260,074	(1,093)	25,846
Net change in cash and cash equivalents	228,938	(42,776)	(178,435)
Cash and cash equivalents, beginning of period	180,891	223,667	402,102
Cash and cash equivalents, end of period	$409,829	$180,891	$223,667

FIREEYE, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017*	2016*
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4,780	$5,360	$5,209
Cash paid for interest	$13,035	$12,075	$12,098
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with acquisitions	$15,387	$4,361	$41,000
Contingent earn-out in connection with acquisitions	$—	$—	$39,088
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$12,818	$13,353	$4,035
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606. See Note 1 for impact of adoption.
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
FireEye, Inc. and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) provide comprehensive intelligence-based cybersecurity solutions that allow organizations to prepare for, prevent, investigate, respond to and remediate cyber attacks. Our portfolio of cyber security products and services is designed to minimize the risk of costly cyber security breaches by detecting and preventing advanced, targeted and other evasive attacks, as well as enabling more efficient management of security operations, including alert management, investigation and response when a breach occurs. We accomplish this through the integration of our core competitive advantages in products and services that adapt to changes in the threat environment through a cycle of intelligence-driven innovation. Our core competitive advantages include:

•
Our technologies, including our machine-learning, behavioral-based, and rules-based threat detection, analysis and correlation technologies, combined with our proprietary Multi-vector Virtual Execution ("MVX") engine;

•
Our intelligence on threats and threat actors, based on the continuous flow of machine-, attacker- and victim-based attack data from our global network of threat sensors and virtual machines, as well as intelligence gathered by our security analysts, consultants and incident responders; and

•	Our accumulated security expertise derived from responding to thousands of significant breaches over the past decade.
Our threat detection and prevention products encompass appliance-based, virtual and cloud solutions for web security, email security and endpoint security. These products are complemented by our cloud-based threat intelligence, security analytics and security automation and orchestration technologies, as well as our managed security services, cybersecurity consulting and incident response offerings. In combination, our solutions and services enable a proactive approach to cybersecurity that extends across the threat management lifecycle to minimize the risk of costly cybersecurity breaches.
We have organized our cybersecurity solutions in a hub and spokes model designed to integrate machine-generated threat data from our detection and prevention products with our analytics, response and orchestration technologies delivered through our Helix cybersecurity operations platform. Helix is designed to enable more efficient security operations by correlating security and event data across an organization’s environment to determine which threats present the greatest risk, automating repetitive security processes, and providing tools and workflows to investigate and respond to attacks. The Helix cloud-based interface presents a unified view of an organization’s attack surface, including on-premise and cloud environments, and provides the contextual threat intelligence and threat management tools to enable a rapid response.
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
The Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), effective January 1, 2018 using the full retrospective method. Upon adoption, we recognized an increase of $125.8 million in accumulated deficit on January 1, 2016 and all prior period amounts impacted by the adoption have been updated. Amounts and disclosures set forth in this Annual Report on Form 10-K comply with ASC 606.
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
Foreign currency denominated revenue and expenses have been re-measured using the average exchange rates in effect during each period. Foreign currency translation and transaction gains and losses have been included in other income (expense) and have not been significant for the years ended December 31, 2018, 2017 and 2016. For the years ended December 31, 2018, 2017 and 2016, we recognized a loss of $1.5 million, a gain of $1.8 million and a loss of $1.5 million, respectively.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Provisions have been made to reduce all slow-moving, obsolete or unusable inventories to their net realizable values. We purchase completed units from contract manufacturers and substantially all of our inventories are finished goods held for use as service replacements. As of December 31, 2018 and 2017, the reserves for excess and obsolete inventories were $5.2 million and $4.7 million, respectively.
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
Impairment of Long-Lived Assets
We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. Through December 31, 2018 we have not written down any of our long-lived assets as a result of impairment.
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

When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to identifiable intangible assets. Significant assumptions used in valuing certain identifiable intangible assets include, but are not limited to, expected long-term market growth, future expected operating expenses, costs of capital, and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates.
Goodwill and Purchased Intangibles
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates as one reporting unit and has selected December 1 as the date to perform its annual impairment test.
In the valuation of its goodwill, the Company must make assumptions regarding estimated future cash flows to be derived from the Company. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the Company to its net book value. In calculating the implied fair value of the Company’s goodwill, the fair value of the Company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities represents the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There was no impairment of goodwill recorded for the years ended December 31, 2018, 2017 or 2016.
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
Deferred Revenue (Contract Liabilities) and Contract Assets
Deferred revenue consists of amounts that have been invoiced and for which we have the right to bill, but have not been recognized as revenue because the related goods or services have not been transferred. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current. Our contract assets consist of assets typically resulting when revenue recognized exceeds the amount billed or billable to the customer due to allocation of transaction price, and such amounts have been included in prepaid expenses and other current assets. Our contract assets were immaterial as of December 31, 2018 and December 31, 2017.

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
Our customer acquisition costs are primarily related to sales commissions and related payroll taxes earned by our sales force and such costs are considered incremental costs to obtain a contract. Sales commissions for initial contracts are deferred and then amortized taking into consideration the pattern of transfer to which the asset relates and may include expected renewal periods where renewal commissions are not commensurate with the initial commissions period. We typically recognize the initial commissions over the longer of the customer relationship (generally estimated to be four years) or over the same period as the initial revenue arrangement to which these costs relate. Renewal commissions not commensurate with the initial commissions paid are generally amortized over the renewal period. Deferred commissions that will amortize within the succeeding twelve month period are classified as current, and included in prepaid expenses and other current assets on the Consolidated Balance Sheets. The remaining balance is classified as non-current, and included in deposits and other long-term assets. As of December 31, 2018 and December 31, 2017, the amount of deferred commissions included in prepaid expenses and other current assets was $50.1 million and $43.8 million, respectively. The amount of deferred commissions included in deposits and other long-term assets as of December 31, 2018 and December 31, 2017 was $50.5 million and $43.0 million, respectively.
Deferred Costs of Revenue
Deferred costs of revenue consists of appliance related direct and incremental costs that are capitalized and will be amortized on a systematic basis that is consistent with the pattern of transfer to which the asset relates. Deferred costs of revenue that will be realized within the succeeding twelve month period are classified as current, and included in prepaid expenses and other current assets on the Consolidated Balance Sheets. The remaining balance is classified as non-current, and included in deposits and other long-term assets. As of December 31, 2018 and December 31, 2017, the amount of deferred costs of revenue classified as current and included in prepaid expenses and other current assets was $17.0 million and $18.4 million, respectively. The amount of deferred costs of revenue classified as non-current and included in deposits and other long-term assets as of December 31, 2018 and December 31, 2017 was $20.3 million and $19.7 million, respectively.
Revenue Recognition
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
•Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP basis. Determination of SSP requires judgment. We determine standalone selling price taking into account available information such as historical selling prices of the performance obligation, geographic location, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.
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
Revenue from subscriptions to our cloud-based services, which allow customers to use our hosted security software over a contracted period without taking possession of the software and managed services where we provide managed detection and response services for customers, are recognized over the contractual term. We also have a small portion of our revenue from appliances and software that are not dependent on regular threat intelligence updates. Revenue from these appliances and the associated software is therefore recognized when ownership is transferred to our customers, typically upon shipment.
Professional services, which include incident response, compromise assessments, and other security consulting services are offered on a time-and-materials basis or through fixed fee arrangements, and we recognize the associated revenue as the services are delivered.
Advertising Costs
Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $3.4 million, $2.6 million and $3.6 million during the years ended December 31, 2018, 2017 and 2016, respectively.
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
Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee and non-employee director awards and our 2013 Employee Stock Purchase Plan (the "ESPP"), is measured and recognized in the financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and a single option award approach. This model requires that at the date of grant we determine the fair value of the underlying common stock, the expected term of the award, the expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield of our common stock. The fair value of restricted stock awards and restricted stock units is based on the closing market price of our common stock on the date of grant. The stock-based compensation expense is recognized using a straight-line basis over the requisite service period of the entire awards, which is generally four years. Performance-based awards are subject to performance conditions. We recognize compensation expense over the requisite service period of each vesting tranche, when it becomes probable that the performance criteria set by our Board of Directors will be achieved.
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
Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In addition, deferred tax assets are recorded to reflect the future benefit of utilizing net operating losses and research and development credit carry forwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. We have elected to account for Global Intangible Low-Taxed Income (“GILTI”) under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) as period costs when incurred.
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
Net Loss Per Share Attributable to Common Stockholders
We calculate our basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. Under the two-class method, in periods when we have net income, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and the convertible preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Our basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock are considered common stock equivalents, but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
Convertible Senior Notes
We allocated the principal amount of the Convertible Senior Notes between its liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument of similar credit quality and maturity that did not have the conversion feature. The carrying amount of the equity component, representing the embedded conversion option, was determined by deducting the fair value of the liability component from the principal amount of the Convertible Senior Notes as a whole. The equity component is included in additional paid-in-capital in consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Convertible Senior Notes over the carrying amount of the liability component was recorded as a debt discount, and is being amortized to interest expense using the effective interest method through the first date holders have the right to require us to repurchase all or any portion of their Convertible Senior Notes; the first put date (see Note 9). We allocate the total amount of transaction costs incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Senior Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the liability component of the Convertible Senior Notes, and are being amortized to interest expense using the effective interest method through the first put date. Transaction costs attributable to the equity component were netted with the equity component of the Convertible Senior Notes in additional paid-in capital.
ASC 606 Impact to Previously Reported Results
We adjusted our consolidated financial statements from amounts previously reported due to the adoption of ASC 606.
Select consolidated balance sheet line items, which reflect the adoption of this standard, are as follows (in thousands):

	As of December 31, 2017
Balance Sheet:	As Previously Reported	Impact of Adoption	As Adjusted
Accounts receivable, net	$140,049	6,268	$146,317
Prepaid expenses and other current assets	$34,541	59,258	$93,799
Deposits and other long-term assets	$11,537	61,230	$72,767
Deferred revenue, current portion	$443,064	103,551	$546,615
Deferred revenue, non-current portion	$227,680	135,805	$363,485
Stockholders' equity	$744,816	(112,600)	$632,216
Select consolidated statement of operations line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	Year Ended December 31, 2017
Consolidated Statement of Operations	As Previously Reported	Impact of Adoption	As Adjusted
Total revenue	$751,086	28,562	$779,648
Total cost of revenue	$268,887	2,760	$271,647
Operating expenses:
Sales and marketing	$371,935	7,343	$379,278
Total operating expenses	$740,805	7,295	$748,100
Operating loss	$(258,606)	18,507	$(240,099)
Net loss attributable to common stockholders	$(303,691)	18,507	$(285,184)
Net loss per share attributable to common stockholders, basic and diluted	$(1.71)	0.11	$(1.60)

	Year ended December 31, 2016
Consolidated Statement of Operations	As Previously Reported	Impact of Adoption	As Adjusted
Total revenue	$714,114	(8,119)	$705,995
Total cost of revenue	$271,868	(785)	$271,083
Operating expenses:
Sales and marketing	$439,499	(1,980)	$437,519
Total operating expenses	$886,562	(2,028)	$884,534
Operating loss	$(444,316)	(5,306)	$(449,622)
Net loss attributable to common stockholders	$(480,129)	(5,306)	$(485,435)
Net loss per share attributable to common stockholders, basic and diluted	$(2.94)	(0.03)	$(2.97)
Select consolidated statement of cash flows line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	Year Ended December 31, 2017
Consolidated Statement of Cash flows	As Previously Reported	Impact of Adoption	As Adjusted
Cash flows from operating activities:
Net loss	$(303,691)	18,507	$(285,184)
Adjustments to reconcile net loss to net cash provided by operating activities
Other	$7,217	(47)	$7,170
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	$(20,749)	6,315	$(14,434)
Prepaid expenses and other assets	$(4,736)	10,101	$5,365
Deferred revenue	$17,227	(34,876)	$(17,649)

	Year ended December 31, 2016
Consolidated Statement of Cash flows	As Previously Reported	Impact of Adoption	As Adjusted
Cash flows from operating activities:
Net loss	$(480,129)	(5,306)	$(485,435)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	$61,785	(3,817)	$57,968
Prepaid expenses and other assets	$9,344	(2,238)	$7,106
Deferred revenue	$105,431	11,361	$116,792

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
In February 2018, the FASB issued ASU 2018-02: Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. This standard provides companies with an option to reclassify stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") from accumulated other comprehensive income to retained earnings. The guidance will be effective for the Company beginning in the first quarter of 2019 with early adoption permitted, and will be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the tax rate as a result of the Tax Act is recognized. We have not made a determination as to which alternative methods it will use when it adopts this standard, but does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes the impairment model for most financial assets (including accounts receivable) and certain other instruments by introducing a current expected credit loss ("CECL") model. The CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. The guidance is effective for the Company beginning in the first quarter of 2020. Early adoption beginning January 1, 2019 is permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard is intended to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard is effective for the Company beginning in the first quarter of 2019, with early adoption permitted. The standard provides for a modified retrospective transition approach to recognize and measure leases at the beginning of the earliest period presented. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The update provides an optional transition method that allows entities to apply the standard prospectively, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to opening retained earnings in the period of adoption. We expect to adopt the new standard using this optional transition method. We have also elected the practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs which expired prior to January 1, 2019. We expect to recognize right-of-use assets of approximately $64.3 million to $72.6 million and lease liabilities of approximately $84.2 million to $92.5 million. These estimates could change as we continue to progress with the implementation and will also fluctuate based on the lease portfolio and discount rates as of the adoption date. While our work is still in process, we currently expect the adoption of this standard to have a material impact on our consolidated financial position, and no impact on our consolidated statements of operations.

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
The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of December 31, 2018				As of December 31, 2017
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$25,748	$—	$—	$25,748	$208	$—	$—	$208
U.S. Treasuries	—	—	—	—	3,098	—	—	3,098
Total cash equivalents	$25,748	$—	$—	$25,748	$3,306	$—	$—	$3,306
Short-term investments:
Commercial paper	—	—	—	—	—	4,987	—	4,987
Corporate notes and bonds	—	448,323	—	448,323	—	438,024	—	438,024
U.S. Treasuries	—	112,700	—	112,700	—	—	—	—
U.S. Government agencies	—	145,668	—	145,668	—	272,900	—	272,900
Total short-term investments	$—	$706,691	$—	$706,691	$—	$715,911	$—	$715,911
Total assets measured at fair value	$25,748	$706,691	$—	$732,439	$3,306	$715,911	$—	$719,217

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
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a private company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the year ended December 31, 2018.
The estimated fair value of the Convertible Senior Notes as of December 31, 2018 was determined to be $1.1 billion, based on quoted market prices. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

3. Investments
Our investments consisted of the following (in thousands):

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Corporate notes and bonds	$450,097	$44	$(1,818)	$448,323	$—	$448,323
U.S. Treasuries	112,783	2	(85)	112,700	—	112,700
U.S. Government agencies	146,110	—	(442)	145,668	—	145,668
Total	$708,990	$46	$(2,345)	$706,691	$—	$706,691

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Commercial paper	$4,989	$—	$(2)	$4,987	$—	$4,987
Corporate notes and bonds	439,851	2	(1,829)	438,024	—	438,024
U.S. Treasuries	3,098	—	—	3,098	3,098	—
U.S. Government agencies	273,950	—	(1,050)	272,900	—	272,900
Total	$721,888	$2	$(2,881)	$719,009	$3,098	$715,911

The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate notes and bonds	$420,548	$(1,817)	$1,526	$(2)	$422,074	$(1,819)
U.S. Treasuries	105,525	(85)	—	—	105,525	(85)
U.S. Government agencies	137,416	(441)	—	—	137,416	(441)
Total	$663,489	$(2,343)	$1,526	$(2)	$665,015	$(2,345)

	As of December 31, 2017
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$4,987	$(2)	$—	$—	$4,987	$(2)
Corporate notes and bonds	284,499	(1,484)	153,525	(345)	438,024	(1,829)
U.S. Treasuries	—	—	—	—	—	—
U.S. Government agencies	117,132	(486)	155,768	(564)	272,900	(1,050)
Total	$406,618	$(1,972)	$309,293	$(909)	$715,911	$(2,881)

Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of December 31, 2018 and 2017.
The following table summarizes the contractual maturities of our investments at December 31, 2018 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$460,480	$458,749
Due within one to three years	248,510	247,942
Total	$708,990	$706,691

All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
As of December 31, 2018, we held a 11.1% ownership interest in a privately held company which is accounted for under the equity method based on our ability to exercise significant influence over the company's operating and financial policies. Our investments in this company are classified within deposits and other long-term assets on our consolidated balance sheets. The carrying value of our investments was $0.5 million and $2.1 million as of December 31, 2018 and 2017, respectively.
4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2018	2017
Computer equipment and software	$171,078	$144,438
Leasehold improvements	62,832	67,451
Furniture and fixtures	13,835	16,665
Machinery and equipment	447	447
Total property and equipment	$248,192	$229,001
Less: accumulated depreciation	(159,029)	(157,644)
Total property and equipment, net	$89,163	$71,357

During the years ended December 31, 2018, 2017 and 2016 we capitalized $22.5 million, $14.2 million and $8.0 million, respectively, of software development costs related to our cloud subscription offerings. Amortization expense related to capitalized software development costs during the years ended December 31, 2018, 2017 and 2016 was $10.2 million, $5.6 million and $2.9 million respectively.
Depreciation and amortization expense related to property and equipment and demonstration units during the years ended December 31, 2018, 2017 and 2016 was $36.7 million, $41.8 million and $51.5 million, respectively.
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
On January 11, 2018, we acquired all outstanding shares of privately held X15, a data management company. We expect that the X15 technology will be incorporated into our platform and analytics capabilities going forward. In connection with this acquisition, we paid cash consideration of $5.3 million and issued 1,016,334 shares of our common stock with an estimated fair value of $15.4 million, resulting in total purchase consideration of $20.7 million. The purchase price was allocated to intangible assets of $6.1 million, goodwill of $15.1 million and net tangible liabilities of $0.5 million. The intangible asset relates to developed technology with an estimated weighted average useful life of 3 years. The goodwill is primarily attributable to the know-how of the workforce and is not expected to be deductible for U.S. federal income tax purposes. The results of operations of X15 have been included in our consolidated statements of operations from the acquisition date. Pro forma financial information has not been presented for this acquisition as the impact to our consolidated financial statements was not material.
Goodwill and Purchased Intangible Assets
Changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 were as follows (in thousands):

Amount
Balance as of December 31, 2016	$978,260
Goodwill acquired	6,401
Balance as of December 31, 2017	$984,661
Goodwill acquired	15,143
Balance as of December 31, 2018	$999,804

Purchased intangible assets consisted of the following (in thousands):

	As of December 31,
	2018	2017
Developed technology	$110,003	$103,903
Content	158,700	158,700
Customer relationships	111,090	111,090
Contract backlog	12,500	12,500
Trade names	15,560	15,560
Non-competition agreements	1,400	1,400
Total intangible assets	$409,253	403,153
Less: accumulated amortization	(266,091)	(215,765)
Total net intangible assets	$143,162	$187,388

Amortization expense of intangible assets during the years ended December 31, 2018, 2017 and 2016 was $50.3 million, $59.3 million and $64.0 million, respectively.
The expected future annual amortization expense of intangible assets as of December 31, 2018 is presented below (in thousands):

Years Ending December 31,	Amount
2019	$48,441
2020	33,903
2021	29,337
2022	18,209
2023	13,105
2024 and thereafter	167
Total	$143,162

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
The following table sets forth a summary of restructuring activities during the years ended December 31, 2018 and 2017 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2016	$1,221	$2,246	$3,467
Provision for restructuring charges	—	—	—
Cash payments	(752)	(1,046)	(1,798)
Other adjustments	(469)	(265)	(734)
Balance, December 31, 2017	$—	935	$935
Provision for restructuring charges	—	—	—
Cash payments	—	(175)	(175)
Other adjustments	—	390	390
Balance, December 31, 2018	$—	$1,150	$1,150

Other adjustments of $0.4 million and negative $0.7 million for the year ended December 31, 2018 and 2017 primarily represented relief of unused benefits, changes in fair value and foreign currency fluctuations.
The remaining restructuring balance of $1.2 million at December 31, 2018 is composed of non-cancelable lease costs, which we expect to pay over the terms of the related obligations through the fourth quarter of 2024, net of sublease income.

7. Deferred Commissions
We adopted ASC 606 on full retrospective basis as of January 1, 2016. We capitalize most of our commission expenses and related payroll taxes and amortize them on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Changes in the balance of total deferred commissions for the periods presented are as follows (in thousands):

Year Ended December 31, 2018
As of December 31, 2016	$94,124
Commissions capitalized	42,323
Commissions recognized	(49,668)
As of December 31, 2017	$86,779
Commissions capitalized	77,319
Commissions recognized	(63,441)
As of December 31, 2018	$100,657

8. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of December 31, 2018	As of December 31, 2017*
Product, subscription and support, current	$492,109	$496,218
Professional services, current	64,706	50,397
Total deferred revenue, current	$556,815	$546,615
Product, subscription and support, non-current	375,915	363,313
Professional services, non-current	2,098	172
Total deferred revenue, non-current	$378,013	$363,485
Total deferred revenue	$934,828	$910,100
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606. See Note 1 for impact of adoption.
Changes in the balance of deferred revenue for the periods presented are as follows (in thousands):

Deferred Revenue
As of December 31, 2016*	$927,749
Billings for the period	761,999
Revenue recognized	(779,648)
As of December 31, 2017*	$910,100
Billings for the period	855,678
Revenue recognized	(830,950)
As of December 31, 2018	$934,828
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606. See Note 1 for impact of adoption.
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods ("backlog"). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $934.8 million in deferred revenue and $26.9 million in backlog. We have used the practical expedient to not disclose backlog related to the comparative period under ASC 606.
We expect that the amount of backlog relative to the total value of our contracts will change from year to year due to several factors, including the amount invoiced early in the contract term, the timing and duration of customer agreements, varying invoicing cycles of agreements and changes in customer financial circumstances. Accordingly, we believe that fluctuations in backlog are not always a reliable indicator of future revenues and we do not utilize backlog internally as a key management metric.

We expect to recognize these remaining performance obligations as follows (in percentages):

	Total	Less than 1 year	1-2 years	2-3 years	More than 3 years
Deferred revenue	100%	60%	25%	12%	3%
Backlog	100%	37%	34%	21%	8%

9. Convertible Senior Notes
Convertible Senior Notes due 2024
On May 24, 2018, we issued $525.0 million aggregate principal amount of the 2024 Notes in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act. In addition, on June 5, 2018, we issued an additional $75.0 million aggregate principal amount of the 2024 Notes pursuant to the full exercise of the initial purchasers' option to purchase additional 2024 Notes, in a private placement exempt from the registration requirements of the Securities Act. The net proceeds from the offerings, after deducting the initial purchasers' discount of approximately $15.0 million and the issuance costs of approximately $0.6 million, were $584.4 million. We used (i) approximately $330.4 million of the net proceeds to repurchase approximately $340.2 million in aggregate principal amount outstanding of the Series A Notes in negotiated transactions with institutional investors and (ii) approximately $65.2 million of the net proceeds from the offering of the 2024 Notes to enter into the Capped Calls (as defined below).
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
Additionally, we may redeem for cash all or any portion of the 2024 Notes on or after June 5, 2021, if the last reported sale price of our common stock has been at least 130% of the conversion price of the 2024 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.
As of December 31, 2018, none of the conditions permitting holders to convert their 2024 Notes had been satisfied and no shares of our common stock had been issued in connection with any conversions of the 2024 Notes. Based on the closing price of our common stock of $16.21 per share on December 31, 2018, the conversion value of the 2024 Notes was less than the principal amount of the 2024 Notes outstanding on a per 2024 Note basis.
In accordance with accounting for debt with conversions and other options, we bifurcated the principal amount of the 2024 Notes into liability and equity components. The initial liability component of the 2024 Notes was valued at $458.3 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 5.5% with the equity component representing the residual amount of the proceeds of $141.7 million, which was recorded as a debt discount. Issuance costs were allocated pro rata based on the relative initial carrying amounts of the liability and equity components. As a result, transaction costs of $0.5 million and $0.1 million and initial purchasers' discount of $11.5 million and $3.5 million were attributable to the liability component and equity component of the 2024 Notes, respectively. The debt discount and the issuance costs allocated to the liability component are amortized as additional interest expense over the term of the 2024 Notes using the effective interest method as noted in the table below.
The liability and equity components of the 2024 Notes consisted of the following (in thousands):

As of December 31, 2018
2024 Notes
Liability component:
Principal	$600,000
Less: 2024 Notes debt discounts and issuance costs, net of amortization	(140,239)
Net carrying amount	$459,761

Equity component, net of issuance costs	$138,064

The unamortized issuance costs as of December 31, 2018 will be amortized over a weighted-average remaining period of approximately 5.4 years.
Interest expense for the year ended December 31, 2018 related to the 2024 Notes consisted of the following (dollars in thousands):

Year Ended December 31, 2018
2024 Notes
Coupon interest	$3,145
Amortization of 2024 Notes debt discounts and issuance costs	13,420
Total interest expense recognized	$16,565

Effective interest rate on the liability component	5.6%

In connection with the 2024 Notes offering, the Company entered into capped call transactions (the "Capped Calls") with certain counterparties affiliated with the initial purchasers of the 2024 Notes. The Capped Calls are expected to reduce potential dilution of earnings per share upon conversion of the 2024 Notes, and have an initial strike price of $23.17 per share, which corresponds to the initial conversion price of the 2024 Notes and which have a cap price of $34.32 per share. The Capped Calls do not meet the criteria for separate accounting as a derivative as they are indexed to our own stock and are accounted for as freestanding financial instruments. The premiums paid for the purchase of the Capped Calls in the amount of $65.2 million have been recorded as a reduction of the Company's additional paid-in capital in stockholder's equity in the accompanying Consolidated Financial Statements and fair values of the Capped Calls are not re-measured at each reporting period.

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

Repurchase of a portion of the Series A Notes
In May 2018, we used approximately $330.4 million of the net proceeds from the offering of the 2024 Notes to repurchase $340.2 million in aggregate principal amount of the Series A Notes. The repurchase was accounted for as a partial extinguishment of the Series A Notes. The consideration of approximately $330.4 million used to repurchase the Series A Notes was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the debt extinguishment and allocating that portion of the repurchase price to the liability component in the amount of $317.4 million. The residual of the repurchase price of $13.0 million was allocated to the equity component of the Series A Notes as a reduction of additional paid-in capital. The fair value of the debt extinguished was calculated using a discount rate of 4.5%, representing an estimate of the Company's borrowing rate at the date of repurchase with a remaining expected life of two years. As part of the repurchase, we wrote-off a portion of the unamortized debt issuance cost apportioned to the principal amount of Series A Notes repurchased. We also recorded a loss on partial extinguishment of the Series A Notes of $10.8 million in Other Expense, net, representing the difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized costs. As of December 31, 2018, $119.8 million aggregate principal amount of the Series A Notes remains outstanding.
The liability and equity components of the 2035 Notes consisted of the following (in thousands):

	As of December 31,
	2018		2017
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$119,828	$460,000	$460,000	$460,000
Less: 2035 Notes discounts and issuance costs, net of amortization	(8,420)	(68,592)	(53,762)	(86,660)
Net carrying amount	$111,408	$391,408	$406,238	$373,340

Equity component, net of issuance costs	$79,555	$117,834	$92,567	$117,834

The unamortized discounts and issuance costs as of December 31, 2018 will be amortized over a weighted-average remaining period of approximately 3.2 years.
Interest expense for the years ended December 31, 2018, 2017 and 2016 related to the 2035 Notes consisted of the following (in thousands):

	Year Ended December 31,
	2018		2017		2016
	Series A Notes	Series B Notes	Series A Notes	Series B Notes	Series A Notes	Series B Notes

Coupon interest	$2,537	$7,454	$4,600	$7,475	$4,600	$7,475
Amortization of 2035 Notes discounts and issuance costs	11,785	18,068	20,364	17,234	19,343	16,439
Total interest expense recognized	$14,322	$25,522	$24,964	$24,709	$23,943	$23,914

Effective interest rate on the liability component	6.4%	6.8%	6.5%	6.9%	6.5%	7.0%

Prepaid Forward Stock Purchase
In connection with the issuance of the 2035 Notes, we also entered into privately negotiated prepaid forward transactions (the "Prepaid Forwards") with one of the initial purchasers of the 2035 Notes (the “Forward Counterparty”), pursuant to which we paid approximately $150.0 million. The amount of the prepaid is equivalent to approximately 3.3 million shares which are to be settled on or around June 1, 2020 and June 1, 2022, respectively, subject to any early settlement, in whole or in part, of each Prepaid Forward. The Prepaid Forwards are intended to facilitate privately negotiated derivative transactions by which investors in the 2035 Notes will be able to hedge their investment in the 2035 Notes. In the event we pay any cash dividends on our common stock, the Forward Counterparty will pay an equivalent amount back to us.
The related shares were accounted for as a repurchase of common stock, and are presented as Treasury Stock in the consolidated balance sheets. The 3.3 million shares of common stock purchased under the Prepaid Forwards are excluded from weighted-average shares outstanding for basic and diluted EPS purposes although they remain legally outstanding.

10. Commitments and Contingencies
Leases
We lease our facilities under various non-cancelable operating leases, which expire on various dates through the year ending December 31, 2027. Rent expense is recognized using the straight-line method over the term of the lease. Rent expense, net of sublease income, was $19.9 million, $19.5 million and $14.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The aggregate future non-cancelable minimum rental payments on our operating leases, as of December 31, 2018, are as follows (in thousands):

Years Ending December 31,	Amount
2019	$15,530
2020	16,325
2021	14,976
2022	12,766
2023	11,926
2024 and thereafter	47,409
Total	$118,932

Total future non-cancelable minimum rental payments have not been reduced by future minimum sublease rentals totaling $5.4 million.
We are party to letters of credit totaling $3.8 million and $3.3 million as of December 31, 2018 and 2017, respectively, issued primarily in support of operating leases for several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of December 31, 2018 and 2017, we had non-cancelable open orders of $8.6 million and $11.6 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of December 31, 2018, we have not incurred nor accrued any significant liabilities for such non-cancelable commitments.
Purchase Obligations
As of December 31, 2018, we had approximately $13.0 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In situations where we have received delivery of the goods or services as of December 31, 2018 under purchase orders outstanding as of the same date, such amounts are reflected in the consolidated balance sheet as accounts payable or accrued liabilities, and are excluded from the $13.0 million.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through December 31, 2018, there have been no claims under any indemnification provisions.
11. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share, none of which were issued and outstanding as of December 31, 2018 or 2017.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of December 31, 2018 and 2017. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.
We had reserved shares of common stock for issuance as follows (in thousands):

	As of December 31,
	2018	2017
Reserved under stock award plans	35,743	35,838
Convertible Senior Notes	35,442	15,141
ESPP	3,015	2,985
Total	74,200	53,964

12. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant's service for so long as such stock remains unvested. Approximately 12.2 million shares and 11.7 million shares of our common stock were reserved for future grants as of December 31, 2018 and 2017, respectively, under the 2013 Plan. As of January 1, 2019, an additional 9,980,579 shares of common stock became available for future grants under our 2013 Plan pursuant to provisions thereof that automatically increase the share reserve under such plan each year.
Our ESPP allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of 3,014,685 shares and 2,985,358 shares of common stock were available for future issuance as of December 31, 2018 and 2017, respectively, under our ESPP. As of January 1, 2018, an additional 1,996,115 shares of common stock became available for future issuance under our ESPP pursuant to the provisions thereof that automatically increase the share reserve under such plan each year.
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

Stock Option Activity
A summary of the activity for our stock option changes during the reporting periods and a summary of information related to options outstanding and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2015	11,494	$10.67
Granted	—	—	$—
Exercised	(2,459)	5.64			$23,343
Cancelled	(950)	23.40
Balance — December 31, 2016	8,085	$10.70
Granted	—	—	$—
Exercised	(3,295)	5.81			26,716
Cancelled	(357)	35.89
Balance — December 31, 2017	4,433	$12.31
Granted	—	—	$—
Exercised	(946)	7.28			9,588
Cancelled	(178)	35.78
Balance — December 31, 2018	3,309	$12.49		4.1	$27,300
Options exercisable — December 31, 2018	3,309	$12.49		4.1	$27,300

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
Restricted Stock Award (RSA) and Restricted Stock Unit (RSU) Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting periods and a summary of information related to unvested restricted common stock, RSAs and RSUs and those expected to vest based on the achievement of a performance condition are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2015	20,054	$33.68
Granted	12,711	13.76
Vested	(6,222)	33.99
Cancelled	(6,660)	27.17
Unvested balance — December 31, 2016	19,883	$22.23
Granted	13,727	12.59
Vested	(7,316)	21.56
Cancelled	(6,277)	17.10
Unvested balance — December 31, 2017	20,017	$17.09
Granted	12,209	15.42
Vested	(8,828)	18.11
Cancelled	(3,117)	16.81
Unvested balance — December 31, 2018	20,281	$15.53	1.2	$328,761
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — December 31, 2018	4,041	$15.68	0.67	$65,500

Included in the 12.7 million shares granted during the year ended December 31, 2016 are 3.6 million shares granted to employees from acquisitions consummated in 2016.
During the years ended December 31, 2018, 2017 and 2016, we issued 1.3 million, 1.8 million and 3.0 million shares, respectively, of restricted common stock, restricted stock awards or restricted stock units to certain employees which vest upon the achievement of certain performance conditions in addition to a continued service relationship with the Company.
Stock-Based Compensation
We record stock-based compensation based on the fair value as determined on the date granted. We determine the fair value of stock options and shares of common stock to be issued under the ESPP using the Black-Scholes option-pricing model. The fair value of restricted stock units and restricted stock awards equals the market value of the underlying stock on the date of grant. We grant performance-based restricted stock units and restricted stock awards to certain employees which vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with us. With respect to performance-based restricted stock units, we assess the probability of vesting at each reporting period and adjust our compensation cost based on this probability assessment. We recognize such compensation expense on a straight-line basis over the service provider’s requisite service period. We determined valuation assumptions as follows:
Fair Value of Common Stock
We use the listed stock price on the date of grant as the fair value of our common stock.
Risk-Free Interest Rate
We base the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term of the options for each option group.
Expected Term
The expected term represents the period that our stock-based awards are expected to be outstanding. We base the expected term assumption on our historical experience combined with estimates of post-vesting holding periods.
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
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our common shares under the ESPP:

Year Ended December 31,
	2018	2017	2016
Fair value of common stock	$16.69 - $20.01	$14.14 - $15.65	$13.12 - $14.12
Risk-free interest rate	2.08% - 2.70%	1.05% - 1.62%	0.38% - 0.79%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Volatility	32% - 38%	29% - 52%	57% - 63%
Dividend yield	—%	—%	—%

Stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of product, subscription and support revenue	$14,178	$18,249	$16,684
Cost of professional services revenue	14,184	14,407	15,219
Research and development	49,503	56,720	64,755
Sales and marketing	47,592	46,766	57,750
General and administrative	28,218	30,194	43,343
Restructuring	—	—	1,144
Total	$153,675	$166,336	$198,895

As of December 31, 2018, total compensation cost related to stock-based awards not yet recognized was $229.3 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.5 years.
13. Income Taxes
Loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017*	2016*
United States	$(119,886)	$(110,011)	$(283,875)
Foreign	(117,713)	(170,541)	(210,281)
Total	$(237,599)	$(280,552)	$(494,156)

*Certain prior period amounts have been adjusted as a result of adoption of ASC 606. See Note 1 for impact of adoption.
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Federal:
Current	$—	$—	$—
Deferred	(429)	(310)	(10,941)
State:
Current	109	2	49
Deferred	(194)	—	(1,384)
Foreign:
Current	6,502	5,917	3,156
Deferred	(464)	(977)	399
Total	$5,524	$4,632	$(8,721)

Reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax benefit	—	—	0.3
Change in valuation allowance	(10.0)	7.4	(16.3)
Research and development tax credit	1.6	1.0	1.1
Stock-based compensation	(2.4)	0.5	(2.8)
Impact of foreign tax differential	(11.5)	(20.6)	(14.7)
Non-deductible/non-taxable items	(0.2)	(0.4)	(0.8)
Impact of Tax Act	—	(24.0)	—
Other, net	(0.8)	(0.5)	—
Total	(2.3)%	(1.6)%	1.8%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2018	2017*
Deferred tax assets:
Net operating loss carryforwards	$133,484	$143,791
Accruals and reserves	14,783	8,289
Stock-based compensation	14,238	22,345
Fixed assets	—	7,727
Deferred revenue	97,863	82,419
Research and development credits	44,695	37,474
Other deferred tax assets	1,494	1,325
Gross deferred tax assets	306,557	303,370
Valuation allowance	(193,265)	(202,336)
Total deferred tax assets	113,292	101,034
Deferred tax liabilities:
Accruals and reserves	(5,447)	(5,382)
Acquisition related intangibles	(34,293)	(45,521)
Fixed Assets	(4,981)	—
Convertible senior notes	(48,786)	(31,877)
Other deferred tax liabilities	—	—
Deferred Commissions	(17,089)	(15,867)
Total deferred tax liabilities	(110,596)	(98,647)
Total net deferred tax assets	$2,696	$2,387

*Certain prior period amounts have been adjusted as a result of adoption of ASC 606.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act includes a provision to tax GILTI of foreign subsidiaries and a base erosion abuse tax measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. Under U.S. GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into our measurement of deferred taxes. We have elected the current period expense method.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides for a measurement period of up to one year after the enactment date of the Tax Act to finalize the related income tax impacts. In accordance with SAB 118, we provided our best estimate of the impact of the Tax Act in the period ended December 31, 2017. We remeasured our existing net U.S. deferred tax assets using the enacted tax rate and other known significant changes to the tax code. This remeasurement resulted in a total decrease in these assets by $71.7 million which was fully offset by the decrease in valuation allowance. In addition, we recorded a $0.3 million tax benefit related to the release of valuation allowance on AMT credit carryovers because under the Tax Act, existing AMT credits are refundable from 2018 through 2021. As a result of cumulative overall foreign losses, we did not incur the one-time transition tax. As of December 31, 2018, we have completed the accounting for the Tax Act within the measurement period. Our current period adjustments related to the estimated items were immaterial.
A valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized. The valuation allowance decreased by approximately $9.1 million during the year ended December 31, 2018, primarily as a result of the additional net deferred tax liability adjusted under convertible debt and deferred revenue that is recorded during the year.
As of December 31, 2018, we had federal and state net operating loss carry forwards of approximately $513.7 million and $583.9 million, respectively, available to reduce future taxable income, if any. If not utilized, the federal net operating loss carry forwards will expire from the years ending December 31, 2028 through 2037 while state net operating loss carry forwards will expire from the years ending December 31, 2019 through 2037.
As of December 31, 2018, we also had federal and state research and development tax credit carry forwards of approximately $30.3 million and $18.1 million, respectively. If not utilized, the federal credit carry forwards will expire in various amounts from the years ended December 31, 2024 through 2038. The state credit will expire from the year ended December 31, 2037.
Utilization of the net operating loss carry forwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the standard effective January 1, 2018 retrospectively. As a result, the table of deferred tax assets shown above includes deferred tax assets and liabilities as of December 31, 2017 that arose directly from the adoption of ASC 606, which is offset with additional valuation allowance.
As of December 31, 2018, we had $42.5 million of unrecognized tax benefits, of which if recognized, $1.8 million would affect our effective tax rate. We file income tax returns in U.S. federal, state and foreign jurisdictions. As we have net operating loss carry forwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For foreign jurisdictions, the tax years open to examination include the years 2014 and forward. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. During the year ended December 31, 2018 we recognized interest and penalties of $151,000. During the years ended December 31, 2017 and 2016, we recognized a $36,000 increase and $31,000 decrease to interest and penalties, respectively. As of December 31, 2018 and 2017, our total accrual for interest and penalties was $554,000 and $403,000, respectively.
As of December 31, 2018, we believe it is reasonably possible that our unrecognized tax benefits will decrease by approximately $0.3 million in the next 12 months due to potential foreign tax return filing.
A reconciliation of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefits at the beginning of the period	$39,387	$43,637	$31,902
Additions for tax positions related to the current year	2,651	10,780	12,435
Increases related to prior year tax positions	501	—	561
Decreases related to prior year tax positions	—	(14,955)	(1,213)
Decreases based on settlements with taxing authorities	—	—	(48)
Lapse of statute of limitations	(49)	(75)	—
Unrecognized tax benefits at the end of the period	$42,490	$39,387	$43,637

As of December 31, 2018, we have not made any tax provision for U.S. income taxes on approximately $36.5 million of earnings in certain foreign subsidiaries as a result of cumulative and current overall foreign losses. We expect to reinvest these earnings outside of the U.S. indefinitely. If we were to distribute these earnings to the U.S., we could be subject to U.S. income taxes and foreign withholding taxes. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
14. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and options. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes and unvested restricted common stock and stock units. As we had net losses for the years ended December 31, 2018, 2017 and 2016, all potential common shares were excluded as they were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017*	2016*
Numerator:
Net loss	$(243,123)	$(285,184)	$(485,435)
Denominator:
Weighted average number of shares outstanding—basic and diluted	190,803	177,757	163,211
Net loss per share—basic and diluted	$(1.27)	$(1.60)	$(2.97)

*Certain prior period amounts have been adjusted as a result of adoption of ASC 606. See Note 1 for impact of adoption.

The following outstanding options, unvested shares and units, ESPP shares, shares issuable upon the conversion of our Convertible Senior Notes and shares contingently issuable were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of December 31,
	2018	2017	2016
Options to purchase common stock	3,309	4,433	8,085
Unvested restricted stock awards and units	20,281	20,017	19,883
Convertible senior notes	35,442	15,141	15,141
iSIGHT earn-out contingently issuable shares	—	—	1,793
ESPP shares	160	166	314

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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Year Ended December 31,
	2018	2017*	2016*
US	$523,150	$521,232	$490,802
EMEA	135,736	116,205	93,832
APAC	122,516	105,196	90,682
Other	49,548	37,015	30,679
Total revenue	$830,950	$779,648	$705,995
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606.
We generate revenue from sales of our network, email and endpoint security solutions, network forensics appliances, security orchestration software, cloud threat intelligence and analytics subscriptions, managed security service and our professional services. We disaggregate our revenue into two main categories: (i) product, subscription, and support and (ii) professional services.
Within the Product, subscription and support category, we provide supplemental data to distinguish between solutions that are deployed on-premise (or in hybrid on-premise/cloud configurations), and solutions and managed services that are delivered entirely through the cloud. Security solutions deployed on-premise (or in hybrid on-premise/cloud configurations) are included in the Product and related subscription and support sub-category, and solutions without an on-premise component are included in the Cloud subscription and managed services sub-category. Revenue in Product and related subscription and support sub-category consists primarily of revenue from sales of our network, email and endpoint security solutions that are deployed on the customer's premise, either as an integrated security appliance or in distributed hybrid on-premise/cloud configurations. Both deployment options are available on pre-configured appliance hardware or as virtual appliance software, and include FireEye intelligence-driven analysis ("IDA") and, Multi-vector Virtual Execution ("MVX") software, our Dynamic Threat Intelligence (DTI) cloud updates and support services.

To complement our product, subscription and support solutions, we offer professional services, including incident response and other security consulting services, to our customers who have experienced a cyber security breach or desire assistance assessing the resilience of their information systems infrastructure. The majority our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from professional services is recognized as services are delivered. Revenue from our Expertise-on-Demand micro-services and some pre-paid professional services is deferred, and revenue is recognized when services are delivered.
The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance (in thousands):

	Year Ended December 31,
	2018	2017*	2016*
Revenue by Category
Product and related subscription and support	$498,992	$479,521	$437,238
Cloud subscription and managed services	188,390	166,444	147,647
Professional services	143,568	133,683	121,110
Total revenue	$830,950	$779,648	$705,995
*Certain prior period amounts have been adjusted as a result of adoption of ASC 606.
Long lived assets by geography
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of December 31,
	2018	2017
Property and Equipment, net:
United States	$80,313	$60,202
International	8,850	11,155
Total property and equipment, net	$89,163	$71,357

For the years ended December 31, 2018, 2017 and 2016, one distributor represented 20%, 19% and 19%, respectively, and one reseller represented 15%, 13% and 12%, respectively, of the Company's total revenue.
As of December 31, 2018 and 2017, no customer represented 10% or more of the Company's net accounts receivable balance.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FireEye, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of FireEye, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 22, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for revenue in fiscal year 2018 due to the adoption of ASC 606.
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
February 22, 2019

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.
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
The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

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
3. Exhibits Required by Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36067	3.1	September 25, 2013

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36067	3.1	August 4, 2016

4.1	Form of the Registrant's common stock certificate.	S-1/A	333-190338	4.1	September 9, 2013

4.2	Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.1	June 5, 2015

4.3	Form of Global 1.000% Convertible Senior Note due 2035 (included in Exhibit 4.2).	8-K	001-36067	4.2	June 5, 2015

4.4	Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.3	June 5, 2015

4.5	Form of Global 1.625% Convertible Senior Note due 2035 (included in Exhibit 4.4).	8-K	001-36067	4.4	June 5, 2015

4.6	Indenture, dated as of May 24, 2018, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.1	May 25, 2018

4.7	Form of Global 0.875% Convertible Senior Note due 2024 (included in Exhibit 4.6).	8-K	001-36067	4.2	May 25,2018

10.1†	Form of Indemnification Agreement between the Registrant and certain of its officers and directors.	S-1	333-190338	10.1	August 2, 2013

10.2†	Employee Incentive Plan.	S-1	333-190338	10.17	August 2, 2013

10.3†	Change of Control Severance Policy for Officers.	S-1/A	333-190338	10.27	August 21, 2013

10.4†	2008 Stock Plan, as amended, including form agreements under 2008 Stock Plan.	S-1/A	333-190338	10.6	September 9, 2013

10.5†	2013 Equity Incentive Plan, including form agreements under 2013 Equity Incentive Plan.	S-1/A	333-193717	10.6	March 3, 2014

10.6†	2013 Employee Stock Purchase Plan, as amended and restated as of August 2, 2016.	10-Q	001-36067	10.1	November 4, 2016

10.7†	Mandiant Corporation 2011 Equity Incentive Plan, as amended, including form agreements under Mandiant Corporation 2011 Equity Incentive Plan.	S-1	333-193717	10.8	February 3, 2014

10.8†	Outside Director Compensation Policy, as amended and currently in effect.	10-Q	001-36067	10.2	May 4, 2017

10.09†	Offer Letter between the Registrant and Enrique Salem, dated February 2, 2013.	S-1	333-190338	10.11	August 2, 2013

10.10†	Offer Letter between the Registrant and Ronald E. F. Codd, dated July 28, 2012.	S-1	333-190338	10.12	August 2, 2013

10.11†	Offer Letter between the Registrant and Kimberly Alexy, dated December 12, 2014.	8-K	001-36067	10.1	January 8, 2015

10.12†	Offer Letter between the Registrant and Stephen Pusey, dated June 12, 2015.	8-K	001-36067	10.1	June 17, 2015

10.13†	Offer Letter between the Registrant and Robert E. Switz, dated September 11, 2017.	8-K	001-36067	10.1	September 13, 2017

10.14†	Offer Letter between the Registrant and Adrian McDermott, dated January 25, 2019.	8-K	001-36067	10.1	February 6, 2019

10.15†	Offer Letter between the Registrant and Alexa King, dated August 1, 2013.	S-1/A	333-190338	10.16	August 21, 2013

10.16†	Offer Letter, between the Registrant and Kevin Mandia, dated December 24, 2013.	8-K	001-36067	10.1	January 2, 2014

10.17†	Offer Letter between the Registrant and Travis Reese, dated June 27, 2016	10-Q	001-36067	10.3	August 5, 2016

10.18†	Offer Letter between the Registrant and William Robbins, dated October 31, 2016.	10-K	001-36067	10.21	February 24, 2017

10.19†	Offer Letter between the Registrant and Frank Verdecanna, dated February 20, 2018.	10-K/A	001-36067	10.21	March 1, 2018

10.20†	Key Employee Non-Competition Agreement, dated as of December 30, 2013, by and between Kevin Mandia and the Registrant.	8-K	001-36067	10.3	January 2, 2014

10.21†	Key Employee Non-Competition Agreement, dated as of December 30, 2013, by and between Travis Reese and the Registrant.	10-Q	001-36067	10.4	August 5, 2016

10.22	Lease, dated as of August 4, 2016, by and between the Registrant and 601 McCarthy Owner, LLC.	8-K	001-36067	10.1	August 16, 2016

10.23	First Amendment, dated as of December 1, 2016, to the Lease dated as of August 4, 2016 by and between the Registrant and 601 McCarthy Owner, LLC.	10-K/A	001-36067	10.26	March 1, 2018

10.24	Second Amendment, dated as of October 19, 2017, to the Lease dated as of August 4, 2016 by and between the Registrant and 601 McCarthy Owner, LLC.	10-K/A	001-36067	10.27	March 1, 2018

10.25††	Flextronics Design and Manufacturing Services Agreement, dated as of September 28, 2012, by and between the Registrant and Flextronics Telecom Systems, Ltd.	S-1/A	333-190338	10.19	September 9, 2013

10.26	Amendment to Flextronics Design and Manufacturing Services Agreement, effective as of August 1, 2013, by and among the Registrant, FireEye Ireland Limited and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.3	November 5, 2014

10.27	Design Statement of Work A-1 to Flextronics Design and Manufacturing Services Agreement, dated December 4, 2013, by and among the Registrant, FireEye Ireland Limited and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.4	November 5, 2014

10.28	Data Processing Addendum to Flextronics Design and Manufacturing Services Agreement, dated as of April 9, 2018, by and between the Registrant and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.2	August 3, 2018

10.29	Export Services (preparation and filing of the EEI) Addendum to Flextronics Design and Manufacturing Services Agreement, effective as of October 1, 2018, by and between the Registrant and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.1	November 2, 2018

10.30	Purchase Agreement, dated May 27, 2015, among the Registrant and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several Initial Purchasers named in Schedule I thereto	8-K	001-36067	10.1	May 29, 2015

10.31	Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC.	8-K	001-36067	10.2	May 29, 2015

10.32	Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC.	8-K	001-36067	10.3	May 29, 2015

10.33	Form of Capped Call Confirmation.	8-K	001-36067	10.1	May 25, 2018

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Filed herewith.
**    Furnished herewith.
†     Indicates a management contract or compensatory plan or arrangement.
††    Portions of this exhibit have been granted confidential treatment by the Securities and Exchange
Commission.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts receivable	Balance at beginning of period	Charged to cost and expenses	Write-offs, net of recoveries	Balance at end of period
Year ended December 31, 2016	$2,021	$1,512	$(1,943)	$1,590
Year ended December 31, 2017	1,590	1,972	(1,059)	2,503
Year ended December 31, 2018	$2,503	$105	$(83)	$2,525

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2019.

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

Signature	Title	Date

/S/ KEVIN R. MANDIA Kevin R. Mandia	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2019

/S/ FRANK E. VERDECANNA Frank E. Verdecanna	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	February 22, 2019

/S/ KIMBERLY ALEXY Kimberly Alexy	Director	February 22, 2019

__________________ Ronald E. F. Codd	Director

/S/ ADRIAN McDERMOTT Adrian McDermott	Director	February 22, 2019

/S/ STEPHEN PUSEY Stephen Pusey	Director	February 22, 2019

/S/ ENRIQUE SALEM Enrique Salem	Director	February 22, 2019

/S/ ROBERT E. SWITZ Robert E. Switz	Director	February 22, 2019