Form 10-Q
period 2019-03-31
FireEye, Inc.
filed 2019-05-03
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	FEYE	The NASDAQ Global Select Market
The number of shares of the registrant's common stock outstanding as of April 30, 2019 was 203,204,338.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$406,057	$409,829
Short-term investments	723,972	706,691
Accounts receivable, net of allowance for doubtful accounts of $2,333 and $2,525 at March 31, 2019 and December 31, 2018, respectively	111,071	157,817
Inventories	6,635	6,548
Prepaid expenses and other current assets	96,977	100,295
Total current assets	1,344,712	1,381,180
Property and equipment, net	91,898	89,163
Operating lease right-of-use assets, net	59,108	—
Goodwill	999,804	999,804
Intangible assets, net	131,036	143,162
Deposits and other long-term assets	80,984	82,769
TOTAL ASSETS	$2,707,542	$2,696,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,113	$26,944
Operating lease liabilities, current	15,387	—
Accrued and other current liabilities	26,497	29,797
Accrued compensation	56,196	63,808
Deferred revenue, current	541,563	556,815
Total current liabilities	670,756	677,364
Convertible senior notes, net	974,355	962,577
Deferred revenue, non-current	364,627	378,013
Operating lease liabilities, non-current	74,370	—
Other long-term liabilities	3,993	27,730
Total liabilities	2,088,101	2,045,684
Commitments and contingencies (NOTE 10)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 203,167 shares and 199,612 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	20	20
Additional paid-in capital	3,194,484	3,152,159
Treasury stock, at cost; 3,333 shares as of March 31, 2019 and December 31, 2018	(150,000)	(150,000)
Accumulated other comprehensive loss	(202)	(2,299)
Accumulated deficit	(2,424,861)	(2,349,486)
Total stockholders’ equity	619,441	650,394
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,707,542	$2,696,078

See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Product, subscription and support	$169,903	$165,473
Professional services	40,641	33,597
Total revenue	210,544	199,070
Cost of revenue:
Product, subscription and support	48,468	47,429
Professional services	23,100	20,500
Total cost of revenue	71,568	67,929
Total gross profit	138,976	131,141
Operating expenses:
Research and development	67,395	66,196
Sales and marketing	103,896	97,251
General and administrative	27,376	28,418
Restructuring charges	3,799	—
Total operating expenses	202,466	191,865
Operating loss	(63,490)	(60,724)
Interest income	5,848	2,940
Interest expense	(15,263)	(12,717)
Other expense, net	(288)	(276)
Loss before income taxes	(73,193)	(70,777)
Provision for income taxes	2,182	1,053
Net loss attributable to common stockholders	$(75,375)	$(71,830)
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.39)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	197,819	186,456

See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(75,375)	$(71,830)
Change in net unrealized gain (loss) on available-for-sale investments, net of tax	2,097	(1,595)
Comprehensive loss	$(73,278)	$(73,425)

See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Total stockholders' equity, beginning balances	$650,394	$632,216

Common stock and additional paid-in-capital:
Balance, beginning of period	3,152,179	2,891,460
Issuance of common stock for equity awards, net of tax withholdings	843	3,110
Issuance of common stock related to X15 Software, Inc. acquisition	—	15,386
Stock-based compensation	41,482	42,148
Balance, end of period	3,194,504	2,952,104

Treasury Stock:
Balance, beginning of period	(150,000)	(150,000)
Balance, end of period	(150,000)	(150,000)

Accumulated Other Comprehensive Loss:
Balance, beginning of period	(2,299)	(2,881)
Unrealized gain (loss) on investments, net of tax	2,097	(1,595)
Balance, end of period	(202)	(4,476)

Accumulated Deficit:
Balance, beginning of period	(2,349,486)	(2,106,363)
Net loss	(75,375)	(71,830)
Balance, end of period	(2,424,861)	(2,178,193)

Total stockholders' equity, ending balances	$619,441	$619,435

See accompanying notes to condensed consolidated financial statements

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,375)	$(71,830)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,833	22,389
Stock-based compensation	40,323	42,148
Non-cash interest expense related to convertible senior notes	11,778	9,694
Deferred income taxes	475	(60)
Other	1,101	1,342
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	46,479	42,986
Inventories	(395)	(1,373)
Prepaid expenses and other assets	6,975	(6,330)
Accounts payable	6,802	(5,354)
Accrued liabilities	758	4,254
Accrued compensation	(7,611)	(5,568)
Deferred revenue	(28,639)	(23,965)
Other long-term liabilities	(2,051)	854
Net cash provided by operating activities	24,453	9,187
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(13,503)	(14,487)
Purchases of short-term investments	(156,533)	(109,469)
Proceeds from maturities of short-term investments	141,004	104,711
Business acquisitions, net of cash acquired	—	(5,977)
Lease deposits	(36)	(116)
Net cash used in investing activities	(29,068)	(25,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of equity awards	843	3,110
Net cash provided by financing activities	843	3,110
Net change in cash and cash equivalents	(3,772)	(13,041)
Cash and cash equivalents, beginning of period	409,829	180,891
Cash and cash equivalents, end of period	$406,057	$167,850
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,399	$646
Cash paid for interest	$—	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with acquisitions	$—	$15,386
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$9,161	$13,773

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
FireEye, Inc. and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) provide comprehensive intelligence-based cybersecurity solutions that allow organizations to prepare for, prevent, investigate, respond to and remediate cyber attacks. Our portfolio of cyber security solutions and services is designed to minimize the risk of costly cyber security breaches by detecting and preventing advanced, targeted and other evasive attacks, as well as enabling more efficient management of security operations, including alert management, investigation and response when a breach occurs. We accomplish this through the integration of our core competitive advantages in solutions and services that adapt to changes in the threat environment through a cycle of intelligence-driven innovation. Our core competitive advantages include:

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
Our threat detection and prevention solutions encompass appliance-based, virtual and cloud solutions for web security, email security and endpoint security. These solutions are complemented by our cloud-based threat intelligence, security analytics and security automation and orchestration technologies, as well as our managed security services, cybersecurity consulting and incident response offerings including our recently launched Expertise-on-Demand offering. In combination, our solutions and services enable a proactive approach to cybersecurity that extends across the threat management lifecycle to minimize the risk of costly cybersecurity breaches.
We have organized our cybersecurity solutions in a hub and spokes model designed to integrate machine-generated threat data from our detection and prevention solutions with our analytics, response and orchestration technologies delivered through our Helix cybersecurity operations platform. Helix is designed to enable more efficient security operations by correlating security and event data across an organization’s environment to determine which threats present the greatest risk, automating repetitive security processes, and providing tools and workflows to investigate and respond to attacks. The Helix cloud-based interface presents a unified view of an organization’s attack surface, including on-premise and cloud environments, and provides the contextual threat intelligence and threat management tools to enable a rapid response.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year. The balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all information required by U.S. GAAP for annual consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates include, but are not limited to, determining the nature and timing of satisfaction of performance obligations, useful life of our security appliances that are dependent on intelligence and assessing the material rights associated with it, determining the standalone selling price ("SSP") of performance obligations and professional services, determining incremental borrowing rate, commissions expense including the period of benefit of customer acquisition cost, bonus expense, future taxable income, contract manufacturer liabilities, litigation and settlement costs and other loss contingencies, fair value of our equity awards, achievement of targets for performance stock units, fair value of the liability and equity components of the Convertible Senior Notes (as defined in Note 9) and the purchase price allocation of acquired businesses. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from current or revised future estimates.
Summary of Significant Accounting Policies
Except for the accounting policies for leases, updated as a result of adopting Accounting Standard Update ("ASU") No. 2016-02, Leases or Accounting Standard Codification ("ASC") 842, there have been no significant changes to our significant accounting policies as of and for the three months ended March 31, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018.
Leases
We determine if an arrangement is a lease and classification of that lease, if applicable, at inception based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefits from the use of the asset throughout the period, and (3) whether we have a right to direct the use of the asset. We currently do not have any finance leases. We have elected to not recognize a lease liability or right-of-use ("ROU") asset for short-term leases (leases with a term of twelve months or less and does not include an option to purchase the underlying asset).
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make minimum lease payments arising from the lease. ROU assets are initially measured at amounts, which represents the present value of the lease payments over the lease, plus any initial direct costs incurred and less any lease incentives received. Annually, all ROU assets are reviewed for impairment. The lease liability is initially measured at lease commencement date based on the present value of minimum lease payments over the lease term. As the rates implicit in the leases are not readily available, we use our Incremental Borrowing Rate ("IBR") based on the information available at commencement date in determining the present value of lease payments. The determination of our IBR requires judgment. We took into consideration our recent debt offerings as well as external credit rating factors when determining our current IBR. Our lease terms may include options to extend or terminate the lease. We do not include these options in our minimum lease terms unless we believe they are reasonably certain to be exercised. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Non-lease components (i.e. common area maintenance) are separate from the lease components and are paid on actual usage. Therefore, the non-lease components are not included in the determination of the ROU asset or lease liability and are reflected as an expense in the period incurred. Our operating lease costs for operating lease payments are recognized on a straight-line basis over the lease term.

We also sublease certain office space to third-parties. Our subleases consist of office space which was vacated as part of restructuring activities in 2016. We do not recognize ROU assets or lease liabilities associated with subleased office spaces in which we are the sublessor. Sublease income is recognized ratably over the term of the agreement.
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). This standard is intended to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard provides for a modified retrospective transition approach to recognize and measure leases at the beginning of the earliest period presented. In July 2018, the FASB issued ASU 2018-11, Leases (ASC 842): Targeted Improvements. The update provides an optional transition method that allows entities to apply the standard prospectively, versus recasting the prior periods presented. We adopted the standard effective January 1, 2019, using a modified retrospective transition method. As a result, the consolidated balance sheet as of December 31, 2018 was not restated, continues to be reported under ASC 840, which did not require recognition of operating lease assets and liabilities on the balance sheet, and is not comparative. We have also elected the practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs which existed and expired prior to January 1, 2019. The standard had a material impact on our consolidated balance sheets, but did not have an impact on our consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. We recognized ROU assets and lease liabilities of $60.7 million and $88.4 million, respectively, on our consolidated balance sheets on January 1, 2019, which included reclassifying lease incentives and deferred rent as a component of the ROU assets. See Summary of Significant Accounting Policies - Leases and Note 7 Leases for further details.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("AOCI"). This standard provides companies with an option to reclassify stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act ("TCJA") from accumulated other comprehensive income to retained earnings. We adopted the standard effective January 1, 2019. The Company has no net stranded tax effect recorded in AOCI due to its full U.S. valuation allowance therefore, the adoption of ASU 2018-02 resulted in no amount reclassified from AOCI to retained earnings on our condensed consolidated statement of stockholders' equity.
Improvements to Non-employee Share-Based Payment Accounting
In June 2018, the FASB issued ASU 2018-07 (Topic 718): Improvements to Non-employee Share-Based Payment Accounting ("Topic 718"). This standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. FASB clarified that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. We adopted the standard effective January 1, 2019. The standard did not have a significant impact on our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard requires capitalization of the implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Further, the standard also requires the Company to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. This standard is effective for the Company beginning in the first quarter of 2020. Early adoption is permitted. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (i.e. Step 2 of the current guidance), instead measuring the impairment charge as the excess of the reporting unit's carrying amount over its fair value (i.e. Step 1 of the current guidance). The guidance is effective for the Company beginning in the first quarter of 2020, and should be applied prospectively. Early adoption is permitted for impairment testing dates after January 1, 2017. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss ("CECL") model. The CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. The guidance is effective for the Company beginning in the first quarter of 2020. Early adoption beginning January 1, 2019 is permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures.
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
The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of March 31, 2019				As of December 31, 2018
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$35,997	$—	$—	$35,997	$25,748	$—	$—	$25,748
Total cash equivalents	35,997	—	—	35,997	25,748	—	—	25,748
Short-term investments:
Corporate notes and bonds	—	450,070	—	450,070	—	448,323	—	448,323
U.S. Treasuries	—	98,437	—	98,437	—	112,700	—	112,700
U.S. Government agencies	—	175,465	—	175,465	—	145,668	—	145,668
Total short-term investments	—	723,972	—	723,972	—	706,691	—	706,691
Total assets measured at fair value	$35,997	$723,972	$—	$759,969	$25,748	$706,691	$—	$732,439

Additionally, we have a restructuring liability related to certain real estate facilities that was calculated based on the present value of future non-lease payments, discounted at a rate commensurate with our current cost of financing as well as external ratings. This non-recurring fair value measurement is considered to be a Level 3 measurement due to the use of significant unobservable inputs. See Note 6 Restructuring Charges for a reconciliation of this liability.
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a private company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the three months ended March 31, 2019.
The estimated fair value of the Convertible Senior Notes as of March 31, 2019 and December 31, 2018 was determined to be $1.2 billion and $1.1 billion, respectively. The fair value was determined based on the closing trading prices per $100 principal amount of the respective Convertible Senior Notes as of the last day of trading for the period. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

3. Investments
Our investments consisted of the following (in thousands):

	As of March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$449,764	$801	$(495)	$450,070
U.S. Treasuries	98,478	24	(65)	98,437
U.S. Government agencies	175,709	8	(252)	175,465
Total	$723,951	$833	$(812)	$723,972

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$450,097	$44	$(1,818)	$448,323
U.S. Treasuries	112,783	2	(85)	112,700
U.S. Government agencies	146,110	—	(442)	145,668
Total	$708,990	$46	$(2,345)	$706,691

The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2019
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate notes and bonds	$34,326	$(35)	$229,997	$(460)	$264,323	$(495)
U.S. Treasuries	52,433	(65)	—	—	52,433	(65)
U.S. Government agencies	75,920	(74)	85,513	(178)	161,433	(252)
Total	$162,679	$(174)	$315,510	$(638)	$478,189	$(812)

	As of December 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate notes and bonds	$420,548	$(1,817)	$1,526	$(2)	$422,074	$(1,819)
U.S. Treasuries	105,525	(85)	—	—	105,525	(85)
U.S. Government agencies	137,416	(441)	—	—	137,416	(441)
Total	$663,489	$(2,343)	$1,526	$(2)	$665,015	$(2,345)

Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of March 31, 2019 and December 31, 2018.
The following table summarizes the contractual maturities of our investments at March 31, 2019 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$423,642	$423,064
Due within one to three years	300,309	300,908
Total	$723,951	$723,972

All available-for-sale securities have been classified as current, based on management's ability to use the funds in current operations.

As of March 31, 2019, we held an 11.1% ownership interest in a private company, which is accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the private company. This investment is classified within deposits and other long-term assets on our condensed consolidated balance sheets. The carrying value of this investment was $0.1 million as of March 31, 2019 and $0.5 million as of December 31, 2018.
4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Computer equipment and software	$180,205	$171,078
Leasehold improvements	64,078	62,832
Furniture and fixtures	14,305	13,835
Machinery and equipment	447	447
Total property and equipment	259,035	248,192
Less: accumulated depreciation	(167,137)	(159,029)
Total property and equipment, net	$91,898	$89,163

Depreciation and amortization expense related to property, equipment and demonstration units during the three months ended March 31, 2019 and 2018 was $9.2 million and $9.4 million, respectively.
During the three months ended March 31, 2019 and 2018, we capitalized $5.5 million and $4.9 million, respectively, of software development costs primarily related to our cloud subscription offerings. Amortization expense related to capitalized software development costs during the three months ended March 31, 2019 and 2018 were $3.5 million and $1.9 million, respectively.
5. Business Combinations
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
Goodwill and Purchased Intangible Assets
There were no other changes in the carrying amount of goodwill for the three months ended March 31, 2019.
Purchased intangible assets consisted of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Developed technology	$110,003	$110,003
Content	158,700	158,700
Customer relationships	111,090	111,090
Contract backlog	12,500	12,500
Trade names	15,560	15,560
Non-competition agreements	1,400	1,400
Total intangible assets	409,253	409,253
Less: accumulated amortization	(278,217)	(266,091)
Total net intangible assets	$131,036	$143,162

Amortization expense of intangible assets during the three months ended March 31, 2019 and 2018 was $12.1 million and $12.6 million, respectively.

The expected future annual amortization expense of intangible assets as of March 31, 2019 is presented below (in thousands):

Years Ending December 31,	Amount
2019 (remaining nine months)	$36,321
2020	33,897
2021	29,337
2022	18,209
2023	13,105
2024	80
and thereafter	87
Total	$131,036

6. Restructuring Charges
In January 2019, we implemented a restructuring plan designed to align our resources with the strategic growth initiatives of the business. This restructuring plan resulted in a reduction of less than 2% of our total workforce as of March 31, 2019 as well as exiting and downsizing of certain real estate facilities.
The following table sets forth the restructuring balance as of December 31, 2018 related to previous restructuring activities and a summary of restructuring activities during the three months ended March 31, 2019 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2018	$—	$1,150	$1,150
Provision for restructuring charges	2,287	650	2,937
Cash payments	(2,073)	—	(2,073)
Other adjustments	—	(1,150)	(1,150)
Balance, March 31, 2019	$214	$650	$864

The total provision for restructuring charges during the three months ended March 31, 2019 of $3.8 million includes $2.9 million of cash charges shown above, as well as non-cash charges of $0.9 million related to right-of-use asset and fixed asset write-offs.
Other adjustments represent a reclassification of relief of unused benefits to reduce ROU assets as part of the transition to ASC 842.
The remainder of the restructuring balance of $0.9 million at March 31, 2019 is composed of $0.2 million of severance payments which we expect to pay during the second quarter of 2019, and $0.7 million of non-cancelable non-lease costs which we expect to pay over the terms of the related obligations through the third quarter of 2021.
7. Leases
We have operating leases primarily for corporate offices. Our leases have remaining lease terms of one to eleven years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.
The components of lease expenses were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease costs	$4,762
Short-term lease costs	937
Sublease income	(272)
Total net lease costs	$5,427

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

Three Months Ended March 31, 2019
Operating leases:
Operating lease right-of-use assets, net	$59,108

Operating lease liabilities, current	$15,387
Operating lease liabilities, non-current	74,370
Total operating lease liabilities	$89,757

Weighted average remaining lease term (in years):	7.8
Weighted average discount rate:	6.9%

Supplemental cash flow and other information related to leases is as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from Operating leases	$2,585

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$2,575

Undiscounted cash flows of operating lease liabilities are as follows (in thousands):

Years Ending December 31,	Amount
2019 (remaining nine months)	$11,873
2020	16,489
2021	15,592
2022	13,324
2023	12,502
2024	11,220
2025 and thereafter	37,679
Total lease payments	118,679
Less: Imputed interest	(28,922)
Total lease obligation	89,757
Less: Current lease obligations	(15,387)
Long-term lease obligations	$74,370

As of March 31, 2019, we have additional operating lease commitments of $4.8 million for an office lease that has not yet commenced. The operating lease commitments will commence in the second quarter of 2019 with a lease term of one to five years.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and under the previous lease accounting standard ASC 840, the aggregate future non-cancelable minimum rental payments on our operating leases, as of December 31, 2018, are as follows (in thousands):

Years Ending December 31,	Amount
2019	$15,530
2020	16,325
2021	14,976
2022	12,766
2023	11,926
2024 and thereafter	47,409
Total	$118,932

8. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Product, subscription and support, current	$478,381	$492,109
Professional services, current	63,182	64,706
Total deferred revenue, current	541,563	556,815
Product, subscription and support, non-current	363,449	375,915
Professional services, non-current	1,178	2,098
Total deferred revenue, non-current	364,627	378,013
Total deferred revenue	$906,190	$934,828

Changes in the balance of deferred revenue for the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018

Deferred revenue, beginning of period	$934,828	$910,100
Billings for the period	181,906	175,106
Revenue recognized	(210,544)	(199,070)
Deferred revenue, end of period	$906,190	$886,136

Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods ("backlog"). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $906.2 million in deferred revenue and $18.8 million in backlog.
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
We expect to recognize these remaining performance obligations as follows (in percentages):

	Total	Less than 1 year	1-2 years	2-3 years	More than 3 years
Deferred revenue	100%	60%	25%	12%	3%
Backlog	100%	49%	29%	18%	4%

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
As of March 31, 2019, none of the conditions permitting holders to convert their 2024 Notes had been satisfied and no shares of our common stock had been issued in connection with any conversions of the 2024 Notes. Based on the closing price of our common stock of $16.79 per share on March 29, 2019, the conversion value of the 2024 Notes was less than the principal amount of the 2024 Notes outstanding on a per 2024 Note basis.

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
The liability and equity components of the 2024 Notes consisted of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
	2024 Notes	2024 Notes
Liability component:
Principal	$600,000	$600,000
Less: 2024 Notes discounts and issuance costs, net of amortization	(134,555)	(140,239)
Net carrying amount	$465,445	$459,761

Equity component, net of issuance costs	$138,064	$138,064

The unamortized issuance costs as of March 31, 2019 will be amortized over a weighted-average remaining period of approximately 5.2 years.
Interest expense for the three months ended March 31, 2019 related to the 2024 Notes consisted of the following (dollars in thousands):

Three Months Ended March 31, 2019
2024 Notes
Coupon interest	$1,313
Amortization of 2024 Notes discounts and issuance costs	5,684
Total interest expense recognized	$6,997

Effective interest rate on the liability component	6.1%

In connection with the 2024 Notes offering, the Company entered into the Capped Calls with certain counterparties affiliated with the initial purchasers of the 2024 Notes. The Capped Calls are expected to reduce potential dilution of earnings per share upon conversion of the 2024 Notes, and have an initial strike price of $23.17 per share, which corresponds to the initial conversion price of the 2024 Notes and which have a cap price of $34.32 per share. The Capped Calls do not meet the criteria for separate accounting as a derivative as they are indexed to our own stock and are accounted for as freestanding financial instruments. The premiums paid for the purchase of the Capped Calls in the amount of $65.2 million have been recorded as a reduction of the Company's additional paid-in capital in stockholder's equity in the accompanying Condensed Consolidated Financial Statements and fair values of the Capped Calls are not re-measured at each reporting period.
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
Repurchase of a portion of the Series A Notes
In May 2018, we used approximately $330.4 million of the net proceeds from the offering of the 2024 Notes to repurchase $340.2 million aggregate principal amount of the Series A Notes. The repurchase was accounted for as a partial extinguishment of the Series A Notes. The consideration of approximately $330.4 million used to repurchase the Series A Notes was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the debt extinguishment and allocating that portion of the repurchase price to the liability component in the amount of $317.4 million. The residual of the repurchase price of $13.0 million was allocated to the equity component of the Series A Notes as a reduction of additional paid-in capital. The fair value of the debt extinguished was calculated using a discount rate of 4.5%, representing an estimate of the Company's borrowing rate at the date of repurchase with a remaining expected life of two years. As part of the repurchase, we wrote-off a portion of the unamortized debt issuance cost apportioned to the principal amount of Series A Notes repurchased. We also recorded a loss on partial extinguishment of the Series A Notes of $10.8 million in Other Expense, net, representing the difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized costs. As of March 31, 2019, $119.8 million aggregate principal amount of the Series A Notes remained outstanding.
The liability and equity components of the remaining portion of 2035 Notes consisted of the following (in thousands):

	As of March 31, 2019		As of December 31, 2018
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$119,828	$460,000	$119,828	$460,000
Less: 2035 Notes discount and issuance costs, net of amortization	(6,978)	(63,940)	(8,420)	(68,592)
Net carrying amount	$112,850	$396,060	$111,408	$391,408

Equity component, net of issuance costs	$79,555	$117,834	$79,555	$117,834

The unamortized discounts and issuance costs as of March 31, 2019 will be amortized over a weighted-average remaining period of approximately 3.0 years.
Interest expense for the three months ended March 31, 2019 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended March 31, 2019
	Series A Notes	Series B Notes
Coupon interest	$300	$1,869
Amortization of 2035 Notes discount and issuance costs	1,442	4,652
Total interest expense recognized	$1,742	$6,521

Effective interest rate on the liability component	6.3%	6.7%

Interest expense for the three months ended March 31, 2018 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended March 31, 2018
	Series A Notes	Series B Notes
Coupon interest	$1,150	$1,869
Amortization of 2035 Notes discount and issuance costs	5,257	4,437
Total interest expense recognized	$6,407	$6,306

Effective interest rate on the liability component	6.3%	6.8%

Prepaid Forward Stock Purchase
In connection with the issuance of the 2035 Notes, we also entered into privately negotiated prepaid forward transactions (the "Prepaid Forwards") with one of the initial purchasers of the 2035 Notes (the "Forward Counterparty"), pursuant to which we paid approximately $150.0 million. The amount of the prepaid is equivalent to approximately 3.3 million shares which are to be settled on or around June 1, 2020 and June 1, 2022, respectively, subject to any early settlement, in whole or in part, of each Prepaid Forward. The Prepaid Forwards are intended to facilitate privately negotiated derivative transactions by which investors in the 2035 Notes will be able to hedge their investment in the 2035 Notes. In the event we pay any cash dividends on our common stock, the Forward Counterparty will pay an equivalent amount back to us.
The related shares were accounted for as a repurchase of common stock, and are presented as Treasury Stock in the unaudited condensed consolidated balance sheets. The 3.3 million shares of common stock purchased under the Prepaid Forwards are excluded from weighted-average shares outstanding for basic and diluted EPS purposes although they remain legally outstanding.

10. Commitments and Contingencies
Letters of Credit
We are party to letters of credit totaling $3.5 million and $3.8 million as of March 31, 2019 and December 31, 2018, respectively, issued primarily in support of operating leases for several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of March 31, 2019 and December 31, 2018, we had non-cancelable open orders of $7.7 million and $8.6 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of March 31, 2019, we have not incurred nor accrued any significant liabilities for such non-cancelable commitments.
Purchase Obligations
As of March 31, 2019, we had approximately $9.3 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In situations where we have received delivery of the goods or services as of March 31, 2019 under purchase orders outstanding as of the same date, such amounts are reflected in the condensed consolidated balance sheet as accounts payable or accrued liabilities, and are excluded from the $9.3 million.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through March 31, 2019, there have been no claims under any indemnification provisions.
11. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share, none of which were issued and outstanding as of March 31, 2019 or December 31, 2018.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of March 31, 2019 and December 31, 2018. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.

We had reserved shares of common stock for issuance as follows (in thousands):

	As of March 31, 2019	As of December 31, 2018
Reserved under stock award plans	42,166	35,743
Convertible Senior Notes	35,442	35,442
Employee Stock Purchase Plan (ESPP)	5,011	3,015
Total	82,619	74,200

12. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant's service for so long as such stock remains unvested. Approximately 13.4 million shares and 12.2 million shares of our common stock were reserved for future grants as of March 31, 2019 and December 31, 2018, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of approximately 5.0 million shares and 3.0 million shares of common stock were available for future issuance as of March 31, 2019 and December 31, 2018, respectively, under our ESPP.
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
Stock Option Activity
A summary of the activity for our stock option changes during the reporting period and a summary of information related to options outstanding and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2018	3,309	$12.49	4.1	$27,300
Exercised	(124)	6.82		1,251
Cancelled	(2)	8.88
Balance — March 31, 2019	3,183	$12.71	3.8	$27,726
Options exercisable — March 31, 2019	3,183	$12.71	3.8	$27,726

Restricted Stock Award ("RSA") and Restricted Stock Unit ("RSU") Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting periods and a summary of information related to unvested restricted common stock, RSAs and RSUs, including those expected to vest based on the achievement of a performance condition, are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2018	20,281	$15.53	1.2	$328,761
Granted	9,420	17.39
Vested	(3,432)	15.25
Cancelled	(668)	15.80
Unvested balance — March 31, 2019	25,601	$16.26	1.5	$429,839
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — March 31, 2019	4,172	$17.42	1.2	$70,054

Stock-Based Compensation
We record stock-based compensation based on the fair value as determined on the date granted. We determine the fair value of stock options and shares of common stock to be issued under the ESPP using the Black-Scholes option-pricing model. The fair value of restricted stock units and restricted stock awards equals the market value of the underlying stock on the date of grant. We grant performance-based restricted stock units and restricted stock awards to certain employees which vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with us. With respect to performance-based restricted stock units, we assess the probability of vesting at each reporting period and adjust our compensation cost based on this probability assessment. We recognize such compensation expense on a straight-line basis over the service providers' requisite service period.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP for the offering periods beginning in November 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Fair value of common stock	$16.69 - $20.01	$14.14 - $15.65
Risk-free interest rate	2.08% - 2.70%	1.05% - 1.62%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Volatility	32% - 38%	29% - 52%
Dividend yield	—%	—%

Stock-based compensation expense related to stock options, ESPP and restricted stock unit awards is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of product, subscription and support revenue	$3,947	$3,622
Cost of professional services revenue	3,709	3,902
Research and development	12,424	14,353
Sales and marketing	12,540	12,977
General and administrative	7,703	7,294
Total	$40,323	$42,148

As of March 31, 2019, total compensation cost related to stock-based awards not yet recognized was $337.2 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.9 years.

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
We recognized a provision for income taxes of $2.2 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively. For both the three months ended March 31, 2019 and 2018, the provision for income taxes was primarily comprised of income taxes in foreign jurisdictions and withholding taxes.
14. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for the three months ended March 31, 2019 and 2018, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(75,375)	$(71,830)
Denominator:
Weighted average number of shares outstanding—basic and diluted	197,819	186,456
Net loss per share—basic and diluted	$(0.38)	$(0.39)

The following outstanding options and unvested shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2019	2018
Options to purchase common stock	3,183	3,920
Unvested restricted stock awards and units	25,601	25,105
Convertible senior notes	35,442	15,141
ESPP shares	601	639

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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018	2019	2018
	U.S.		EMEA		APAC		Other
Product and related subscription and support	$69,578	$73,628	$21,952	$21,925	$21,810	$19,748	$5,108	$5,792
Cloud subscription and managed services	33,979	29,855	8,357	6,645	6,387	5,409	2,732	2,471
Professional services	27,741	22,465	5,625	5,448	3,374	2,498	3,901	3,186
Total revenue	$131,298	$125,948	$35,934	$34,018	$31,571	$27,655	$11,741	$11,449

We generate revenue from sales of our network, email and endpoint security solutions, network forensics appliances, security orchestration software, cloud threat intelligence and analytics subscriptions, managed security service and our professional services. We disaggregate our revenue into two main categories: (i) product, subscription, and support and (ii) professional services.
Within the product, subscription and support category, we provide supplemental data to distinguish between solutions that are deployed on-premise (or in hybrid on-premise/cloud configurations), and solutions and managed services that are delivered entirely through the cloud. Security solutions deployed on-premise (or in hybrid on-premise/cloud configurations) are included in the product and related subscription and support sub-category, and solutions without an on-premise component are included in the cloud subscription and managed services sub-category. Revenue in product and related subscription and support sub-category consists primarily of revenue from sales of our network, email and endpoint security solutions that are deployed on the customer's premise, either as an integrated security appliance or in distributed hybrid on-premise/cloud configurations. Both deployment options are available on pre-configured appliance hardware or as virtual appliance software, and include FireEye intelligence-driven analysis ("IDA") and, Multi-vector Virtual Execution ("MVX") software, our Dynamic Threat Intelligence ("DTI") cloud updates and support services.
To complement our product, subscription and support solutions, we offer professional services, including incident response and other security consulting services, to our customers who have experienced a cyber security breach or desire assistance assessing the resilience of their information systems infrastructure. The majority of our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from professional services is recognized as services are delivered. Revenue from our Expertise-on-Demand micro-services and some pre-paid professional services is deferred, and revenue is recognized when services are delivered.
The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended March 31,
	2019	2018

Product and related subscription and support	$118,448	$121,092
Cloud subscription and managed services	51,455	44,381
Professional services	40,641	33,597
Total revenue	$210,544	$199,070

Long lived assets by geography
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of March 31, 2019	As of December 31, 2018
Property and Equipment, net:
United States	$83,173	$80,313
International	8,725	8,850
Total property and equipment, net	$91,898	$89,163

For the three months ended March 31, 2019 and 2018, one distributor represented 16% and 20%, respectively, and one reseller represented 14% and 15%, respectively, of our total revenue. As of March 31, 2019 and December 31, 2018, no customer represented 10% or more of our net accounts receivable balance for either period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements regarding:

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
Overview
We provide a broad portfolio of cybersecurity solutions and services that allow organizations to prepare for, prevent, respond to and remediate cyber attacks. Our products include detection and prevention solutions for network, email and endpoint security, forensics appliances, security orchestration software, subscription-based threat intelligence and analytics solutions, and our Helix security operations platform. These products are complemented by our technology-enabled Managed Defense security as a service, Expertise-on-Demand offering and our Mandiant incident response and cyber security consulting services.
Our Business Model
We generate revenue from sales of our network, email and endpoint security solutions, our security orchestration software, our cloud-based threat intelligence subscriptions, our managed security service, our Helix security operations platform, and our Mandiant professional services. We disaggregate our revenue into two main categories: (i) product, subscription, and support and (ii) professional services. For the three months ended March 31, 2019 and 2018, product, subscription and support revenue as a percentage of total revenue was 81% and 83%, respectively. Revenue from professional services was 19% and 17% for the three months ended March 31, 2019 and 2018, respectively.
Within the product, subscription and support category, we provide supplemental data to distinguish between solutions that are deployed on-premise (or in hybrid on-premise/cloud configurations), and solutions and managed services that are delivered entirely through the cloud. Security solutions deployed on-premise (or in hybrid on-premise/cloud configurations) are included in the product and related subscription and support sub-category, and solutions without an on-premise component are included in the cloud subscription and managed services sub-category. For the three months ended March 31, 2019 and 2018, product and related subscription and support revenue as a percentage of total revenue was 56% and 61%, respectively. Revenue from cloud subscription and managed services was 25% and 22% for the three months ended March 31, 2019 and 2018, respectively.
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
Revenue in the cloud subscription and managed services sub-category consists primarily of revenue from sales of our cloud-based email security, our threat analytics platform (either standalone or within the Helix security operations platform), our standalone threat intelligence subscriptions and our Managed Defense managed detection and response service. Revenue from our cloud subscription and managed services is recognized ratably over the contractual term, generally one to three years.

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
Sales of our network, email, and endpoint security solutions, cloud subscription and managed services, initially increase our deferred revenue. Deferred revenue from our product, subscription and support sales as of March 31, 2019 and as of December 31, 2018 was $841.8 million and $868.0 million, respectively. The decrease in deferred revenue from our product, subscription and support sales as of March 31, 2019 compared to December 31, 2018 was the result of a decrease in sales of our appliance hardware and related subscription and support as compared to the prior quarter, primarily due to seasonality. Our retention rate of enterprise-class customers with subscriptions and support contracts expiring in the 12 months ended December 31, 2018 was consistent with historical retention rates
To complement our product, subscription and support solutions, we offer professional services, including incident response and other security consulting services, to our customers who have experienced a cyber security breach or desire assistance assessing the resilience of their networks. The majority of our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from professional services is recognized as services are delivered. Revenue from our Expertise-on-Demand micro-services and some pre-paid professional services is deferred and revenue is recognized when services are delivered. Deferred revenue from professional services as of March 31, 2019 and as of December 31, 2018 was $64.4 million and $66.8 million, respectively.
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

	Three Months Ended or As of
	March 31,
	2019	2018
Product, subscription and support revenue	$169,903	$165,473
Professional services revenue	40,641	33,597
Total revenue	$210,544	$199,070
Year-over-year percentage increase	6%	8%
Gross margin percentage	66%	66%
Deferred revenue, current	$541,563	$533,540
Deferred revenue, non-current	$364,627	$352,596
Billings (non-GAAP)	$181,906	$175,106
Net cash provided by operating activities	$24,453	$9,187
Free cash flow (non-GAAP)	$10,950	$(5,300)

Deferred revenue. Our deferred revenue consists of amounts for which we have the unconditional right to bill, but have not yet been recognized into revenue as of the end of the respective period. These amounts include non-refundable customer deposits that are prepaid for future performance obligations, such as delivery of our Expertise-on-Demand micro-services and pre-paid retainers. The majority of our deferred revenue consists of the unamortized balance of deferred revenue from previously invoiced sales of our security appliance hardware, and non-cancelable contracts for subscriptions to our network, email and endpoint security solutions, threat intelligence, managed services and support and maintenance contracts. Invoiced amounts for such contracts can be for multiple years, and we classify our deferred revenue as current or non-current depending on when we expect to recognize the related revenue. If the deferred revenue is expected to be recognized within 12 months it is classified as current, otherwise, the deferred revenue is classified as non-current. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods.
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

	Three Months Ended March 31,
	2019	2018
Revenue	$210,544	$199,070
Add: Deferred revenue, end of period	906,190	886,136
Less: Deferred revenue, beginning of period	934,828	910,100
Billings (non-GAAP)	$181,906	$175,106
We have provided disaggregation of billings below (in thousands):

	Three Months Ended March 31,
	2019	2018
Product and related subscription and support	$100,596	$90,365
Cloud subscription and managed services	43,113	57,110
Professional Services	38,197	27,631
Billings (non-GAAP)	$181,906	$175,106
Net cash provided by (used in) operating activities. We monitor net cash provided by (used in) operating activities as a measure of our overall business performance. Our net cash provided by (used in) operating activities performance is driven in large part by sales of our products and from up-front payments for both subscriptions and support and maintenance services. Monitoring net cash provided by (used in) operating activities enables us to analyze our financial performance without the non-cash effects of certain items, such as depreciation, amortization and stock-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.
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

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$24,453	$9,187
Less: purchase of property and equipment and demonstration units	13,503	14,487
Free cash flow (non-GAAP)	$10,950	$(5,300)
Net cash used in investing activities	$(29,068)	$(25,338)
Net cash provided by financing activities	$843	$3,110
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
Retention Rates. New or existing customers who purchase our appliance-based network, email, or endpoint security solutions are required to purchase a one to three year subscription to our DTI cloud and support and maintenance services. New or existing customers who purchase our network forensic appliances or our CMS management appliances are required to purchase support and maintenance services for a term of one to three years. Customers who purchase our network, email or endpoint security subscriptions (with or without appliance hardware), and our cloud subscriptions or managed services typically purchase contracts of one to three years in duration.
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
Follow-On Sales. After the initial sale to a new customer, we focus on expanding our relationship with the customer to sell additional products, subscriptions and services. To grow our revenue, it is important that our customers make additional purchases of our products, subscriptions and services. Sales to our existing customer base can take the form of incremental sales of network, email and endpoint security solutions, cloud subscriptions, managed services, and professional services either to deploy our platform into additional parts of their network to protect additional threat vectors, or to extend their internal security resources with our managed and professional security services. We expect our opportunity to expand our customer relationships through follow-on sales to increase as we add new customers, broaden our product portfolio with additional subscriptions and services and enhance the functionality of our existing products and the Helix platform. Follow-on sales lead to increased revenue over the lifecycle of a customer relationship and can significantly increase the return on our sales and marketing investments. With many of our large enterprise and government customers, we have realized follow-on sales that were multiples of the value of their initial purchases.

Components of Operating Results
Revenue
We generate revenue from the sales of our products, subscriptions and services. As discussed further in recent accounting pronouncements, “Critical Accounting Policies and Estimates-Revenue Recognition” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, revenue is recognized when a contract has been entered into with a customer, the performance obligation(s) is(are) identified, the transaction price is determined and has been allocated to the performance obligation(s) and only then for each performance obligation after we have satisfied that performance obligation.

•
Product, subscription and support revenue. Our product, subscription and support revenue is generated from sales of our network, email, and endpoint security solutions deployed on the customer's premise (or in a hybrid on-premise/cloud deployment), as well as platform software, cloud subscription and managed services. We combine our virtual and physical appliances and software licenses with the mandatory subscriptions to our DTI cloud updates and support services as a single performance obligation. As a result, we recognize revenue for this single performance obligation ratably over the contractual term. Contracts containing this single performance obligation typically contain a material right of renewal option. For contracts that contain a material right of renewal option, the allocated value of the performance obligation is recognized ratably over the period between the end of the initial contractual term and the end of the estimated useful life of the related appliance and license. Significant judgment is required in estimating the useful life of our intelligence dependent appliances and assessing the material rights associated with such products. Revenue from our cloud subscription and managed services is recognized ratably over the contractual term, typically one to three years.

•
Professional services revenue. Professional services, which includes incident response, compromise assessments, and other security consulting services, are offered on a time-and-material basis, through a fixed fee arrangement, and on a pre-paid or retainer basis. We recognize the associated revenue as the services are delivered. Some professional services and our Expertise-on-Demand micro-services are prepaid, and revenue is deferred until services are delivered.

Cost of Revenue
Our total cost of revenue consists of cost of product, subscription and support revenue and cost of professional services revenue.

•
Cost of product, subscription and support revenue. Cost of product, subscription and support revenue primarily consists of costs paid to our third-party contract manufacturers for our appliances, other costs in our manufacturing operations department, third-party hosting costs, personnel costs associated with maintaining our Dynamic Threat Intelligence updates, our FireEye Threat Intelligence portal, our Managed Defense operations and our global customer support operations. Personnel costs associated with our operations and global customer support organizations consist of salaries, benefits, bonuses and stock-based compensation. Overhead costs consist of certain facilities, depreciation and information technology costs. Our cost of product, subscription and support revenue also includes product testing costs, shipping costs and allocated overhead costs. If revenue from sales of product, subscriptions and support declines, the cost of product, subscription and support revenue may increase as a percentage of product, subscription and support revenue due to the fixed nature of a portion of these costs. Additionally, our appliance related cost of goods sold are capitalized and amortized on a systematic basis that is consistent with the pattern of transfer to which the asset relates.

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

•
Sales and marketing. Sales and marketing expense consists primarily of personnel costs, incentive commission costs and allocated overhead. Commission costs, for the most part, are capitalized and amortized based on the useful life amortization period taking into consideration the pattern of transfer to which the asset relates and the expected renewal periods during which renewal commissions are not commensurate with the initial commissions paid. When initial commissions are higher than (not-commensurate with) renewal commissions, we recognize the incremental portion of initial commissions over an estimated renewal period. The commensurate portion will be recognized over the same period as the initial revenue arrangement to which it relates.

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

•
Restructuring charges. In January 2019, we implemented a restructuring plan designed to align our resources with the strategic initiatives of the business. This restructuring plan resulted in a reduction of less than 2% of our total workforce as of March 31, 2019 as well as exiting and downsizing of certain real estate facilities. The expenses incurred primarily consisted of employee severance charges and other termination benefits, as well as real estate and related fixed asset charges for the consolidation of certain leased facilities. We do not expect to incur additional restructuring costs over the remainder of 2019. We did not incur any expense related to restructuring activities in 2018.

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
Interest Expense
Interest expense consists primarily of interest at the stated rate (coupon) and amortization of discounts and issuance costs relating to our convertible senior notes.
Other Income (Expense), Net
Other income (expense), net includes gains or losses on the disposal of fixed assets, gains or losses from our equity-method investment, gains or losses on the extinguishment of convertible senior notes, foreign currency re-measurement gains and losses and foreign currency transaction gains and losses. We expect other income (expense), net to fluctuate depending primarily on foreign exchange rate movements.
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

	Three Months Ended March 31,
	2019		2018
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars in thousands)
Revenue:
Product, subscription and support	$169,903	81%	$165,473	83%
Professional services	40,641	19	33,597	17
Total revenue	210,544	100	199,070	100
Cost of revenue:
Product, subscription and support	48,468	23	47,429	24
Professional services	23,100	11	20,500	10
Total cost of revenue	71,568	34	67,929	34
Total gross profit	138,976	66	131,141	66
Operating expenses:
Research and development	67,395	32	66,196	33
Sales and marketing	103,896	49	97,251	49
General and administrative	27,376	13	28,418	14
Restructuring charges	3,799	2	—	—
Total operating expenses	202,466	96	191,865	96
Operating loss	(63,490)	(30)	(60,724)	(30)
Interest income	5,848	2	2,940	1
Interest expense	(15,263)	(7)	(12,717)	(6)
Other expense, net	(288)	—	(276)	—
Loss before income taxes	(73,193)	(35)	(70,777)	(35)
Provision for income taxes	2,182	1	1,053	1
Net loss attributable to common stockholders	$(75,375)	(36)%	$(71,830)	(36)%

Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,
	2019		2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product, subscription and support	$169,903	81%	$165,473	83%	$4,430	3%
Professional services	40,641	19	33,597	17	7,044	21
Total revenue	$210,544	100%	$199,070	100%	$11,474	6%

Product, subscription and support by type:
Product and related subscription and support	$118,448	56%	$121,092	61%	$(2,644)	(2)%
Cloud subscription and managed services	51,455	25	44,381	22	7,074	16
Total Product, subscription and support	$169,903	81%	$165,473	83%	$4,430	3%

Revenue by geographic region:
U.S.	$131,298	62%	$125,948	63%	$5,350	4%
EMEA	35,934	17	34,018	17	1,916	6
APAC	31,571	15	27,655	14	3,916	14
Other	11,741	6	11,449	6	292	3
Total revenue	$210,544	100%	$199,070	100%	$11,474	6%
Product, subscription and support revenue increased by $4.4 million, or 3%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was comprised of an increase in cloud subscription and managed services revenue of $7.1 million, which was offset by a decrease in product and related subscription and support revenue of $2.6 million. The increase in cloud subscription and managed services reflected increased recognition of deferred revenue associated with sales of our threat intelligence subscriptions, our cloud-based email security, our Helix network operations platform, and our Managed Defense managed security service. The decrease in product and related subscription and support revenue was primarily due to a decrease in the recognition of deferred revenue associated with the decrease in appliance sales of our on-premise solutions as customers migrate towards cloud-based solutions.
Professional services revenue increased by $7.0 million, or 21%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily driven by revenues from incident response services and an increase in billable hours due to more engagements and professional services personnel as compared to the same period in 2018.
Our international revenue increased $6.1 million, or 8%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase reflects growth in sales from our international regions compared to prior periods as we expanded our international market presence, which resulted in an increase in revenue recognized from build-up deferred revenue from prior periods.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2019		2018		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product, subscription and support	$48,468		$47,429		$1,039	2%
Professional services	23,100		20,500		2,600	13
Total cost of revenue	$71,568		$67,929		$3,639	5%
Gross margin:
Product, subscription and support		71%		71%
Professional services		43%		39%
Total gross margin		66%		66%
The cost of product, subscription and support revenue increased by $1.0 million, or 2%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in cost of product, subscription and support revenue was primarily the result of an increase in software licenses and network costs associated with increased subscription and support sales, partially offset by declining appliance hardware sales.
The cost of professional services revenue increased by $2.6 million or 13% during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in cost of professional services revenue was primarily due to an increase in personnel costs due to increased headcount assigned to projects.
Gross profit margin percentage remained constant during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Although the cost of professional services revenue increased by $2.6 million as compared to the three months ended March 31, 2018, its impact on the gross margin was offset in part by cost of product, subscription and support revenues remaining relatively constant from a whole dollar perspective while product, subscription and support revenues increased as compared to the same period in 2018.
Operating Expenses

	Three Months Ended March 31,
	2019		2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$67,395	32%	$66,196	33%	$1,199	2%
Sales and marketing	103,896	49	97,251	49	6,645	7
General and administrative	27,376	13	28,418	14	(1,042)	(4)
Restructuring charges	3,799	2	—	—	3,799	100
Total operating expenses	$202,466	96%	$191,865	96%	$10,601	6%
Includes stock-based compensation expense of:
Research and development	$12,424		$14,353
Sales and marketing	12,540		12,977
General and administrative	7,703		7,294
Total	$32,667		$34,624
Research and Development
Research and development expense increased by $1.2 million, or 2%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily due to a $0.8 million increase in software and web hosting costs related to an increase in use of cloud-based services, a $1.7 million increase in amortization of intangibles, and a $1.4 million increase in payroll due associated with increased headcount. These increases were partially offset by a $1.9 million decrease in stock-based compensation costs, a $0.5 million decrease in professional services costs and a $0.5 million decrease in data center costs due to our data center consolidation strategy.
Sales and Marketing
Sales and marketing expense increased by $6.6 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily due to a $2.6 million increase in commission costs from the amortization of deferred commissions, a $2.9 million increase in marketing programs and associated travel costs, a $2.7 million increase in payroll related costs due to increased headcount, which was partially offset by $1.0 million decrease in consulting costs and a $0.4 million decrease in stock-based compensation costs.
General and Administrative
General and administrative expense decreased by $1.0 million, or 4%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was primarily due to a $1.4 million decrease in fees paid to legal and other professional services firms, which was partially offset by a $0.4 million increase in payroll related costs.
Restructuring Charges
During the three months ended March 31, 2019, we incurred restructuring charges of approximately $3.8 million, which primarily related to employee severance charges and other termination benefits under our January 2019 restructuring plan. We incurred no restructuring expenses during the three months ended March 31, 2018.
Interest Income

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Interest income	$5,848	$2,940	$2,908	99%
Interest income increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, due to a higher rate of return on our investments in conjunction with higher average balances in our cash and cash equivalents and investments as a result of the issuance of the 2024 Notes during the three months ended June 30, 2018.
Interest Expense

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Interest expense	$15,263	$12,717	$2,546	20%
Interest expense increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to greater amortization of discount and issuance costs primarily related to the 2024 Notes.
Other Expense

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Other expense, net	$288	$276	$12	4%
Other expense, net increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to foreign currency transaction losses.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Provision for income taxes	$2,182	$1,053
Effective tax rate	(3.0)%	(1.5)%
The provision for income taxes increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in the provision for income taxes was primarily due to a tax benefit from the reversal of a valuation allowance in connection with the acquisition of X15 included in the three months ended March 31, 2018, which was not included in the three months ended March 31, 2019.
Liquidity and Capital Resources

	As of March 31, 2019	As of December 31, 2018
	(In thousands)
Cash and cash equivalents	$406,057	$409,829
Short-term investments	$723,972	$706,691

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash provided by operating activities	$24,453	$9,187
Cash used in investing activities	(29,068)	(25,338)
Cash provided by financing activities	843	3,110
Net decrease in cash and cash equivalents	$(3,772)	$(13,041)

As of March 31, 2019, our cash and cash equivalents of $406.1 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $101.4 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2019 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of the 2024 Notes and received net proceeds of $584.4 million after deducting the initial purchasers' discount and the issuance costs. In conjunction with the issuance of the 2024 Notes, we used approximately $65.2 million of the net proceeds to enter into the capped call transactions. In addition, we used approximately $330.4 million of the net proceeds to repurchase a portion of the principal amount outstanding of the Series A Notes. Refer to Note 9 Convertible Senior Notes contained in the "Notes to Condensed Consolidated Financial Statements" in Part I, Item I of this Quarterly Report on Form 10-Q for more information on the 2024 Notes, the capped call transactions and the Series A Notes.
In January 2018, we acquired X15 Software, Inc. ("X15"), a data management company. We paid cash consideration of $5.3 million and issued 1,016,334 shares of our common stock with an estimated fair value of $15.4 million.
Our principal sources of liquidity are existing cash and cash equivalents and short-term investments and any cash inflow from operations, which we believe will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the efficiency of our marketing and sales activities, the introduction of new and enhanced product and service offerings, the cost of any future acquisitions of technology or businesses, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
During the three months ended March 31, 2019, our operating activities provided cash of $24.5 million. We incurred a net loss of $75.4 million, which included net non-cash expenses of $77.5 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible senior notes. Our net change in operating assets and liabilities provided cash of $22.3 million, primarily related to cash sourced from a reduction in accounts receivable of $46.5 million due to increased collections, a decrease in prepaid expenses and other current assets of $7.0 million primarily due to amortization of commissions and receipt of other receivables and an increase in accounts payable of $6.8 million, which was partially offset by reductions in deferred revenue of $28.6 million and a decrease in accrued compensation of $7.6 million due to decrease in commission expense.
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
Investing Activities
Cash used in investing activities during the three months ended March 31, 2019 was $29.1 million, primarily for capital expenditures to purchase property and equipment and demonstration units of $13.5 million, net purchases of short-term investments of $15.5 million.
Cash used in investing activities during the three months ended March 31, 2018 was $25.3 million, primarily for capital expenditures to purchase property and equipment and demonstration units of $14.5 million, net purchases of short-term investments and cash used in the acquisition of X15.
Financing Activities
During the three months ended March 31, 2019, financing activities provided $0.8 million in cash, primarily from exercises of employee stock options.
During the three months ended March 31, 2018, financing activities provided $3.1 million in cash, primarily from exercises of employee stock options.
Contractual Obligations and Commitments
There have been no significant changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 except for those disclosed in Note 9 Convertible Senior Notes and Note 10 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Part I, Item I of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Except for the accounting policies for leases that were updated as a result of adopting ASC 842, there have been no significant changes to any significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 1 Description of Business and Summary of Significant Accounting Policies contained in the "Notes to Condensed Consolidated Financial Statements" in Part I, Item I of this Quarterly Report on Form 10-Q for these changes.
Recent Accounting Pronouncements
See Note 1 Description of Business and Summary of Significant Accounting Policies contained in the "Notes to Condensed Consolidated Financial Statements" in Part I, Item I of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial conditions.

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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at March 31, 2019 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $1,130.0 million and $1,116.5 million as of March 31, 2019 and December 31, 2018, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions, the U.S. Treasury and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to our investment policies which limit the duration of our short-term investments. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Series A Notes, Series B Notes and 2024 Notes have fixed interest rates of 1.000%, 1.625% and 0.875%, respectively. The fair value of the Convertible Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of March 31, 2019, the fair value of our convertible senior notes was approximately $1.2 billion.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ( the "SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the "Litigation" subheading in Note 10 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Part I, Item I of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
We have incurred operating losses each year since our inception, including net losses of $75.4 million and $71.8 million during the three months ended March 31, 2019 and 2018, respectively. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.
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
Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisition of iSIGHT Security, Inc. (d/b/a iSIGHT Partners, Inc.) ("iSIGHT"), our acquisition of Invotas International Corporation ("Invotas"), our acquisition of Clean Communications Limited (d/b/a The Email Laundry) ("The Email Laundry") and our acquisition of X15.
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

•
political and economic instability in some countries, such as those caused by the 2016 U.S. presidential election and the referendum on June 23, 2016, in which voters in the U.K. approved an exit from the EU ("Brexit"), and, in March 2017, began the process to leave the EU; and

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
For example, "Brexit" could also lead to further legislative and regulatory changes. A Data Protection Act that substantially implements the European Union’s General Data Protection Regulation has been implemented in the United Kingdom, effective in May 2018. It is unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated. In particular, the United Kingdom’s anticipated exit from the EU to effectuate Brexit could require us to make additional changes to the way we conduct our business and transmit data from the EU into the United Kingdom.
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
We have substantial existing indebtedness. In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the "Series A Notes") and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the "Series B Notes" and, together with the Series A Notes, the "2035 Notes"). During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (the "2024 Notes" and, together with the 2035 Notes, the "convertible notes") and repurchased approximately $340.2 million aggregate principal amount of certain of the 2035 Notes. As a result, as of March 31, 2019, we had approximately $1.2 billion aggregate principal amount of convertible notes outstanding.
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
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. The price of our common stock during the last twelve months has ranged from $14.20 to $20.61 as measured through April 30, 2019, and the last reported sale price on April 30, 2019 was $16.02. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

10.1†
Offer Letter between the Registrant and Adrian McDermott, dated January 25, 2019 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-k, Commission File No. 001-36067, filed on February 6, 2019)

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

FIREEYE, INC.

Dated: May 3, 2019	By:	/s/ Frank E. Verdecanna
Frank E. Verdecanna
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and duly authorized signatory)