Form 10-Q
period 2019-06-30
FireEye, Inc.
filed 2019-08-02
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares of the registrant's common stock outstanding as of July 30, 2019 was 214,753,300.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$331,901	$409,829
Short-term investments	655,841	706,691
Accounts receivable, net of allowance for doubtful accounts of $1,956 and $2,525 at June 30, 2019 and December 31, 2018, respectively	127,450	157,817
Inventories	6,100	6,548
Prepaid expenses and other current assets	98,708	100,295
Total current assets	1,220,000	1,381,180
Property and equipment, net	95,876	89,163
Operating lease right-of-use assets, net	62,870	—
Goodwill	1,204,674	999,804
Intangible assets, net	163,250	143,162
Deposits and other long-term assets	84,492	82,769
TOTAL ASSETS	$2,831,162	$2,696,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,246	$26,944
Operating lease liabilities, current	17,434	—
Accrued and other current liabilities	24,004	29,797
Accrued compensation	55,104	63,808
Convertible senior notes, current, net	114,310	—
Deferred revenue, current	545,876	556,815
Total current liabilities	783,974	677,364
Convertible senior notes, non-current, net	871,967	962,577
Deferred revenue, non-current	366,873	378,013
Operating lease liabilities, non-current	75,920	—
Other long-term liabilities	3,658	27,730
Total liabilities	2,102,392	2,045,684
Commitments and contingencies (NOTE 10)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 214,606 shares and 199,612 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	21	20
Additional paid-in capital	3,369,963	3,152,159
Treasury stock, at cost; 3,333 shares as of June 30, 2019 and December 31, 2018	(150,000)	(150,000)
Accumulated other comprehensive income (loss)	970	(2,299)
Accumulated deficit	(2,492,184)	(2,349,486)
Total stockholders’ equity	728,770	650,394
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,831,162	$2,696,078

See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product, subscription and support	$174,102	$167,429	$344,005	$332,902
Professional services	43,506	35,267	84,147	68,864
Total revenue	217,608	202,696	428,152	401,766
Cost of revenue:
Product, subscription and support	53,198	46,136	101,666	93,565
Professional services	24,195	21,146	47,295	41,646
Total cost of revenue	77,393	67,282	148,961	135,211
Total gross profit	140,215	135,414	279,191	266,555
Operating expenses:
Research and development	67,538	63,575	134,933	129,771
Sales and marketing	101,494	94,196	205,390	191,447
General and administrative	27,926	26,179	55,302	54,597
Restructuring charges	—	—	3,799	—
Total operating expenses	196,958	183,950	399,424	375,815
Operating loss	(56,743)	(48,536)	(120,233)	(109,260)
Interest income	6,137	3,383	11,985	6,323
Interest expense	(15,407)	(13,605)	(30,670)	(26,322)
Other expense, net	(770)	(12,690)	(1,058)	(12,966)
Loss before income taxes	(66,783)	(71,448)	(139,976)	(142,225)
Provision for income taxes	540	1,411	2,722	2,464
Net loss	$(67,323)	$(72,859)	$(142,698)	$(144,689)
Net loss per share, basic and diluted	$(0.33)	$(0.38)	$(0.71)	$(0.77)
Weighted average shares used in computing net loss per share, basic and diluted	204,109	189,696	201,001	188,085

See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(67,323)	$(72,859)	$(142,698)	$(144,689)
Change in net unrealized gain (loss) on available-for-sale investments, net of tax	1,172	981	3,269	(614)
Comprehensive loss	$(66,151)	$(71,878)	$(139,429)	$(145,303)

See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total stockholders' equity, beginning balances	$619,441	$619,435	$650,394	$632,216

Common stock and additional paid-in-capital:
Balance, beginning of period	3,194,504	2,952,104	3,152,179	2,891,460
Issuance of common stock for equity awards, net of tax withholdings	651	1,469	1,494	4,579
Issuance of common stock related to employee stock purchase plan	12,315	10,993	12,315	10,993
Issuance of common stock related to X15 Software, Inc. acquisition	—	—	—	15,386
Issuance of common stock and assumption of options related to Verodin, Inc. acquisition	121,158	—	121,158	—
Stock-based compensation	41,356	40,577	82,838	82,725
Purchase of capped calls	—	(65,220)	—	(65,220)
Equity component of issuance of 2024 Notes, net	—	138,064	—	138,064
Equity component of partial repurchase of Series A Notes, net	—	(13,012)	—	(13,012)
Balance, end of period	3,369,984	3,064,975	3,369,984	3,064,975

Treasury Stock:
Balance, beginning of period	(150,000)	(150,000)	(150,000)	(150,000)
Balance, end of period	(150,000)	(150,000)	(150,000)	(150,000)

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	(202)	(4,476)	(2,299)	(2,881)
Unrealized gain (loss) on investments, net of tax	1,172	981	3,269	(614)
Balance, end of period	970	(3,495)	970	(3,495)

Accumulated Deficit:
Balance, beginning of period	(2,424,861)	(2,178,193)	(2,349,486)	(2,106,363)
Net loss	(67,323)	(72,859)	(142,698)	(144,689)
Balance, end of period	(2,492,184)	(2,251,052)	(2,492,184)	(2,251,052)

Total stockholders' equity, ending balances	$728,770	$660,428	$728,770	$660,428

See accompanying notes to condensed consolidated financial statements

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(142,698)	$(144,689)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	48,102	44,601
Stock-based compensation	80,474	81,040
Non-cash interest expense related to convertible senior notes	23,700	20,144
Loss on repurchase of convertible senior notes	—	10,764
Deemed repayment of convertible senior notes attributable to accreted debt discount	—	(43,575)
Deferred income taxes	(18)	(60)
Other	637	2,372
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	32,860	24,892
Inventories	(243)	(2,266)
Prepaid expenses and other assets	3,959	4,892
Accounts payable	4,415	(4,152)
Accrued liabilities	(3,566)	949
Accrued compensation	(8,704)	(1,209)
Deferred revenue	(24,830)	(30,545)
Other long-term liabilities	(4,564)	1,742
Net cash provided by (used in) operating activities	9,524	(35,100)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(28,240)	(26,645)
Purchases of short-term investments	(258,104)	(218,842)
Proceeds from maturities of short-term investments	311,905	209,045
Business acquisitions, net of cash acquired	(127,249)	(5,945)
Lease deposits	426	26
Net cash used in investing activities	(101,262)	(42,361)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	584,405
Purchase of capped calls	—	(65,220)
Repurchase of convertible senior notes	—	(286,817)
Proceeds from employee stock purchase plan	12,315	10,993
Proceeds from exercise of equity awards	1,495	4,579
Net cash provided by financing activities	13,810	247,940
Net change in cash and cash equivalents	(77,928)	170,479
Cash and cash equivalents, beginning of period	409,829	180,891
Cash and cash equivalents, end of period	$331,901	$351,370

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,682	$2,283
Cash paid for interest	$6,962	$5,791
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with acquisitions	$119,682	$15,387
Convertible senior note issuance costs included in accounts payable and accrued expense	$—	$579
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$6,531	$14,129

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
In May 2019, we acquired Verodin, Inc. ("Verodin"), a security instrumentation platform company. As consideration for the acquisition, we paid $143.7 million in cash, issued 8,404,609 shares of our common stock with an estimated fair value of $119.7 million and recognized $1.5 million of the fair value of assumed stock options attributable to precombination services.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year. The balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all information required by U.S. GAAP for annual consolidated financial statements.
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
Summary of Significant Accounting Policies
Except for the accounting policies for leases, updated as a result of adopting Accounting Standard Update ("ASU") No. 2016-02, Leases or Accounting Standard Codification ("ASC") 842, there have been no significant changes to our significant accounting policies as of and for the three and six months ended June 30, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018.
Leases
We determine if an arrangement is a lease and classification of that lease, if applicable, at inception based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefits from the use of the asset throughout the period, and (3) whether we have a right to direct the use of the asset. We currently do not have any finance leases. We have elected to not recognize a lease liability or right-of-use ("ROU") asset for short-term leases (leases with a term of twelve months or less and do not include an option to purchase the underlying asset).
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
The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of June 30, 2019				As of December 31, 2018
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$65,090	$—	$—	$65,090	$25,748	$—	$—	$25,748
Total cash equivalents	65,090	—	—	65,090	25,748	—	—	25,748
Short-term investments:
Certificates of deposit	—	3,149	—	3,149	—	—	—	—
Corporate notes and bonds	—	407,635	—	407,635	—	448,323	—	448,323
U.S. Treasuries	—	93,172	—	93,172	—	112,700	—	112,700
U.S. Government agencies	—	151,885	—	151,885	—	145,668	—	145,668
Total short-term investments	—	655,841	—	655,841	—	706,691	—	706,691
Total assets measured at fair value	$65,090	$655,841	$—	$720,931	$25,748	$706,691	$—	$732,439

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
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a private company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the six months ended June 30, 2019.
The estimated fair value of the Convertible Senior Notes each as of June 30, 2019 and December 31, 2018 was determined to be $1.1 billion. The fair value was determined based on the closing trading prices per $100 principal amount of the respective Convertible Senior Notes as of the last day of trading for the period. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

3. Investments
Our investments consisted of the following (in thousands):

	As of June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$3,140	$9	$—	$3,149
Corporate notes and bonds	406,137	1,622	(124)	407,635
U.S. Treasuries	93,181	49	(58)	93,172
U.S. Government agencies	151,974	16	(105)	151,885
Total	$654,432	$1,696	$(287)	$655,841

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$450,097	$44	$(1,818)	$448,323
U.S. Treasuries	112,783	2	(85)	112,700
U.S. Government agencies	146,110	—	(442)	145,668
Total	$708,990	$46	$(2,345)	$706,691

The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2019
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate notes and bonds	$20,118	$(14)	$139,918	$(110)	$160,036	$(124)
U.S. Treasuries	7,066	(4)	33,973	(54)	41,039	(58)
U.S. Government agencies	43,177	(37)	81,677	(68)	124,854	(105)
Total	$70,361	$(55)	$255,568	$(232)	$325,929	$(287)

	As of December 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate notes and bonds	$420,548	$(1,817)	$1,526	$(2)	$422,074	$(1,819)
U.S. Treasuries	105,525	(85)	—	—	105,525	(85)
U.S. Government agencies	137,416	(441)	—	—	137,416	(441)
Total	$663,489	$(2,343)	$1,526	$(2)	$665,015	$(2,345)

Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of June 30, 2019 and December 31, 2018.
The following table summarizes the contractual maturities of our investments at June 30, 2019 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$418,165	$418,263
Due within one to three years	236,267	237,578
Total	$654,432	$655,841

All available-for-sale securities have been classified as current, based on management's ability to use the funds in current operations.

As of June 30, 2019, we held a 10.0% ownership interest in a private company, which is accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the private company. This investment is classified within deposits and other long-term assets on our condensed consolidated balance sheets. The carrying value of this investment was zero as of June 30, 2019 and $0.5 million as of December 31, 2018.
4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Computer equipment and software	$190,103	$171,078
Leasehold improvements	66,556	62,832
Furniture and fixtures	14,799	13,835
Machinery and equipment	465	447
Total property and equipment	271,923	248,192
Less: accumulated depreciation	(176,047)	(159,029)
Total property and equipment, net	$95,876	$89,163

Depreciation and amortization expense related to property, equipment and demonstration units during the three months ended June 30, 2019 and 2018 was $9.4 million and $9.2 million, respectively. Depreciation and amortization expense related to property, equipment and demonstration units during the six months ended June 30, 2019 and 2018 was $18.5 million and $18.6 million, respectively.
During the three months ended June 30, 2019 and 2018, we capitalized $6.1 million and $6.8 million, respectively, of software development costs primarily related to our platform and cloud subscription offerings. Amortization expense related to capitalized software development costs during the three months ended June 30, 2019 and 2018 were $4.0 million and $2.3 million, respectively.
During the six months ended June 30, 2019 and 2018, we capitalized $11.6 million and $11.7 million, respectively, of software development costs primarily related to our platform and cloud subscription offerings. Amortization expense related to capitalized software development costs during the six months ended June 30, 2019 and 2018 were $7.5 million and $4.2 million, respectively.
5. Business Combinations
Acquisition of Verodin
On May 28, 2019, we acquired all outstanding shares of privately held Verodin, a security instrumentation platform company. We expect that the Verodin technology will be incorporated into our platform and analytics capabilities going forward. In connection with this acquisition, we paid cash consideration of $143.7 million and issued 8,404,609 shares of our common stock with an estimated fair value of $119.7 million. We also assumed unvested stock options, which are now exercisable for our common stock, of which $1.5 million of the fair value has been accounted for as consideration for assumed awards pertaining to precombination service prior to acquisition, resulting in total purchase consideration of $264.9 million.
The acquisition of Verodin was accounted for in accordance with the acquisition method of accounting for business combinations with FireEye as the accounting acquirer. We expensed the related acquisition costs of $0.6 million in general and administrative expenses. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price of $264.9 million was allocated using information currently available to us. As a result, we may continue to adjust the preliminary purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revisions of preliminary estimates. Pro forma financial information has not been presented for this acquisition as the impact to our consolidated financial statements was not material. Allocation of the preliminary purchase price is as follows (in thousands):

Amount
Net tangible assets assumed	$15,036
Intangible assets	45,200
Deferred tax liability	(224)
Goodwill	$204,870
Total preliminary purchase price allocation	$264,882

The preliminary purchase price exceeded the fair value of the net tangible assets and identifiable intangible assets acquired, resulting in the recognition of goodwill. Goodwill is primarily attributable to expected synergies in our subscription offerings and cross-selling opportunities. None of the goodwill is expected to be deductible for U.S. federal income tax purposes.

Intangible assets consist primarily of developed technology, customer relationships, trade name and contract backlog. Intangible assets attributable to developed technology include a combination of patented and unpatented technology, trade secrets, computer software and research processes that represent the foundation for the existing and planned new products to facilitate the generation of new content. Customer relationship intangibles relate to Verodin's ability to sell current and future content, as well as products built around this content, to its existing customers. Trade name is attributable to marketing goods and services under the Verodin brand. Contract backlog pertains to unbilled and unrecognized contracts yet to be fulfilled.
The estimated useful life and fair values of the identifiable intangible assets are as follows (in thousands):

	Preliminary Estimated Useful Life (in years)	Amount
Developed technology	5	$38,300
Customer relationships	5	4,600
Trade name	5	1,600
Contract backlog	2	700
Total identifiable intangible assets		$45,200

The value of developed technology was estimated using the excess earnings method, an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect the fact that certain other assets contribute to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the acquired technology, which were discounted at a rate of 12% to determine the fair value.
The value of customer relationships was estimated using the cost savings method, an income level approach (Level 3), which estimates the value of an asset based upon costs avoided through ownership of the asset. Estimated costs on projected revenues, excluding acquired contract backlog, were made using historical data pertaining to sales to new and existing customers. The cash flow impact of projected cost savings, primarily avoidance of legal costs pertaining to new customers and lower commission rates applicable to existing customers than new customers, were discounted at a rate of 11% to determine the fair value.
The value of the trade name was estimated using the relief-from-royalty method, an income approach (Level 3), which estimates the cost savings that accrue to the owner of the intangibles asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate was applied to the projected revenues associated with the intangible asset to determine the amount of savings, which was at a rate of 12% to determine the fair value.
The value of the contract backlog was estimated by discounting estimated cash flows from existing orders, an income level approach (Level 3). Using expected timing of backlog revenue realization by quarter, the cash flow estimates resulting therefrom were reduced by estimated fulfillment costs associated with completing the backlog obligations, and the net cash flows were then discounted at a rate of 8% to determine fair value.
Discount rates for each respective intangible asset were determined by accounting for the risk associated with each asset, including required technology development and customer acquisition required to support respective projections, the uncertainty of market success and the risk inherent with projected financial results. The estimated useful lives were determined by evaluating the expected economic and useful lives of the assets and of similar intangible assets from previous business combinations and adjusting accordingly after taking into account circumstances that may be unique to Verodin.
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
Goodwill and Purchased Intangible Assets
Goodwill increased by approximately $204.9 million for the six months ended June 30, 2019 due to acquisition of Verodin. There were no other changes in the carrying amount of goodwill.

Purchased intangible assets consisted of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Developed technology	$148,303	$110,003
Content	158,700	158,700
Customer relationships	115,690	111,090
Contract backlog	13,200	12,500
Trade names	17,160	15,560
Non-competition agreements	1,400	1,400
Total intangible assets	454,453	409,253
Less: accumulated amortization	(291,203)	(266,091)
Total net intangible assets	$163,250	$143,162

Amortization expense of intangible assets during the three months ended June 30, 2019 and 2018 was $13.0 million and $12.7 million, respectively. Amortization expense of intangible assets during the six months ended June 30, 2019 and 2018 was $25.1 million and $25.3 million, respectively.
The expected future annual amortization expense of intangible assets as of June 30, 2019 is presented below (in thousands):

Years Ending December 31,	Amount
2019 (remaining six months)	$28,831
2020	43,147
2021	38,379
2022	27,109
2023	22,005
2024	3,692
and thereafter	87
Total	$163,250

6. Restructuring Charges
In January 2019, we implemented a restructuring plan designed to align our resources with the strategic growth initiatives of the business. This restructuring plan resulted in a reduction of less than 2% of our total workforce as of March 31, 2019 as well as exiting and downsizing of certain real estate facilities.
The following table sets forth the restructuring balance as of December 31, 2018 related to previous restructuring activities and a summary of restructuring activities during the six months ended June 30, 2019 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2018	$—	$1,150	$1,150
Provision for restructuring charges	2,287	650	2,937
Cash payments	(2,197)	(41)	(2,238)
Other adjustments	(90)	(1,167)	(1,257)
Balance, June 30, 2019	$—	$592	$592

The total provision for restructuring charges during the six months ended June 30, 2019 of $3.8 million includes $2.9 million of cash charges shown above in addition to non-cash charges of $0.9 million related to right-of-use asset and fixed asset write-offs.
Other adjustments of facilities costs primarily represent a reclassification of relief of unused benefits from a previous restructuring to reduce ROU assets as part of the transition to ASC 842.
The remainder of the restructuring balance of $0.6 million at June 30, 2019 is composed of $0.6 million of non-cancelable non-lease costs which we expect to pay over the terms of the related obligations through the third quarter of 2021.

7. Leases
We have operating leases primarily for corporate offices. Our leases have remaining lease terms of one to eleven years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.
The components of lease expenses were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs	$3,656	$8,418
Short-term lease costs	754	1,691
Sublease income	(272)	(544)
Total net lease costs	$4,138	$9,565

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

As of June 30, 2019
Operating leases:
Operating lease right-of-use assets, net	$62,870

Operating lease liabilities, current	$17,434
Operating lease liabilities, non-current	75,920
Total operating lease liabilities	$93,354

Weighted average remaining lease term (in years):	7.4
Weighted average discount rate:	6.8%

Supplemental cash flow and other information related to leases is as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,129	$6,714

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$5,194	$7,769

Undiscounted cash flows of operating lease liabilities are as follows (in thousands):

Years Ending December 31,	Amount
2019 (remaining six months)	$8,879
2020	18,400
2021	17,307
2022	14,746
2023	12,836
2024	11,402
2025 and thereafter	37,788
Total lease payments	121,358
Less: Imputed interest	(28,004)
Total lease obligation	93,354
Less: Current lease obligations	(17,434)
Long-term lease obligations	$75,920

As of June 30, 2019, we have an additional operating lease commitment of $1.8 million for an office lease that has not yet commenced. The operating lease commitment will commence in the third quarter of 2019 with a lease term of two years.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and under the previous lease accounting standard ASC 840, the aggregate future non-cancelable minimum rental payments on our operating leases, as of December 31, 2018, are as follows (in thousands):

Years Ending December 31,	Amount
2019	$15,530
2020	16,325
2021	14,976
2022	12,766
2023	11,926
2024 and thereafter	47,409
Total	$118,932

8. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Product, subscription and support, current	$479,871	$492,109
Professional services, current	66,005	64,706
Total deferred revenue, current	545,876	556,815
Product, subscription and support, non-current	365,942	375,915
Professional services, non-current	931	2,098
Total deferred revenue, non-current	366,873	378,013
Total deferred revenue	$912,749	$934,828

Changes in the balance of deferred revenue for the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Deferred revenue, beginning of period	$906,190	$886,136	$934,828	$910,100
Billings for the period	221,417	196,116	403,323	371,222
Revenue recognized	(217,608)	(202,696)	(428,152)	(401,766)
Assumed in connection with acquisitions	2,750	—	2,750	—
Deferred revenue, end of period	$912,749	$879,556	$912,749	$879,556

Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods ("backlog"). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $912.7 million in deferred revenue and $24.7 million in backlog.

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
We expect to recognize these remaining performance obligations as follows (in percentages):

	Total	Less than 1 year	1-2 years	2-3 years	More than 3 years
Deferred revenue	100%	60%	25%	11%	4%
Backlog	100%	52%	31%	13%	4%

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
As of June 30, 2019, none of the conditions permitting holders to convert their 2024 Notes had been satisfied and no shares of our common stock had been issued in connection with any conversions of the 2024 Notes. Based on the closing price of our common stock of $14.81 per share on June 28, 2019, the conversion value of the 2024 Notes was less than the principal amount of the 2024 Notes outstanding on a per 2024 Note basis.

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
The liability and equity components of the 2024 Notes consisted of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
	2024 Notes	2024 Notes
Liability component:
Principal	$600,000	$600,000
Less: 2024 Notes discounts and issuance costs, net of amortization	(128,801)	(140,239)
Net carrying amount	$471,199	$459,761

Equity component, net of issuance costs	$138,064	$138,064

The unamortized issuance costs as of June 30, 2019 will be amortized over a weighted-average remaining period of approximately 4.9 years.
Interest expense related to the 2024 Notes consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	2024 Notes	2024 Notes	2024 Notes	2024 Notes
Coupon interest	$1,313	$520	$2,625	$520
Amortization of 2024 Notes discounts and issuance costs	5,754	2,259	11,438	2,259
Total interest expense recognized	$7,067	$2,779	$14,063	$2,779

Effective interest rate on the liability component	6.1%	6.1%	6.1%	6.1%

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
Repurchase of a portion of the Series A Notes
In May 2018, we used approximately $330.4 million of the net proceeds from the offering of the 2024 Notes to repurchase $340.2 million aggregate principal amount of the Series A Notes. The repurchase was accounted for as a partial extinguishment of the Series A Notes. The consideration of approximately $330.4 million used to repurchase the Series A Notes was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the debt extinguishment and allocating that portion of the repurchase price to the liability component in the amount of $317.4 million. The residual of the repurchase price of $13.0 million was allocated to the equity component of the Series A Notes as a reduction of additional paid-in capital. The fair value of the debt extinguished was calculated using a discount rate of 4.5%, representing an estimate of the Company's borrowing rate at the date of repurchase with a remaining expected life of two years. As part of the repurchase, we wrote-off a portion of the unamortized debt issuance cost apportioned to the principal amount of Series A Notes repurchased. We also recorded a loss on partial extinguishment of the Series A Notes of $10.8 million in Other Expense, net, representing the difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized costs. As of June 30, 2019, $119.8 million aggregate principal amount of the Series A Notes remained outstanding.
The liability and equity components of the remaining portion of 2035 Notes consisted of the following (in thousands):

	As of June 30, 2019		As of December 31, 2018
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$119,828	$460,000	$119,828	$460,000
Less: 2035 Notes discount and issuance costs, net of amortization	(5,518)	(59,233)	(8,420)	(68,592)
Net carrying amount	$114,310	$400,767	$111,408	$391,408

Equity component, net of issuance costs	$79,555	$117,834	$79,555	$117,834

The unamortized discounts and issuance costs as of June 30, 2019 will be amortized over a weighted-average remaining period of approximately 2.7 years.
Interest expense for the three and six months ended June 30, 2019 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$300	$1,869	$599	$3,717
Amortization of 2035 Notes discount and issuance costs	1,460	4,707	2,902	9,359
Total interest expense recognized	$1,760	$6,576	$3,501	$13,076

Effective interest rate on the liability component	6.2%	6.6%	6.3%	6.7%

Interest expense for the three and six months ended June 30, 2018 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$788	$1,848	$1,938	$3,717
Amortization of 2035 Notes discount and issuance costs	3,700	4,490	8,957	8,927
Total interest expense recognized	$4,488	$6,338	$10,895	$12,644

Effective interest rate on the liability component	6.3%	6.7%	6.3%	6.8%

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

10. Commitments and Contingencies
Letters of Credit
We are party to letters of credit totaling $3.5 million and $3.8 million as of June 30, 2019 and December 31, 2018, respectively, issued primarily in support of operating leases for several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of June 30, 2019 and December 31, 2018, we had non-cancelable open orders of $6.2 million and $8.6 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of June 30, 2019, we have not incurred nor accrued any significant liabilities for such non-cancelable commitments.
Purchase Obligations
As of June 30, 2019, we had approximately $7.3 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In situations where we have received delivery of the goods or services as of June 30, 2019 under purchase orders outstanding as of the same date, such amounts are reflected in the condensed consolidated balance sheet as accounts payable or accrued liabilities, and are excluded from the $7.3 million.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through June 30, 2019, there have been no claims under any indemnification provisions.
11. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share, none of which were issued and outstanding as of June 30, 2019 or December 31, 2018.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of June 30, 2019 and December 31, 2018. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.

We had reserved shares of common stock for issuance as follows (in thousands):

	As of June 30, 2019	As of December 31, 2018
Reserved under stock award plans	42,052	35,743
Convertible Senior Notes	35,442	35,442
Employee Stock Purchase Plan (ESPP)	4,018	3,015
Total	81,512	74,200

12. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant's service for so long as such stock remains unvested. Approximately 12.9 million shares and 12.2 million shares of our common stock were reserved for future grants as of June 30, 2019 and December 31, 2018, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of approximately 4.0 million shares and 3.0 million shares of common stock were available for future issuance as of June 30, 2019 and December 31, 2018, respectively, under our ESPP.
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
Stock Option Activity
A summary of the activity for our stock option changes during the reporting period and a summary of information related to options outstanding and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2018	3,309	$12.49	4.1	$27,300
Exercised	(192)	7.79		1,644
Cancelled	(52)	30.08
Assumed in connection with acquisition	1,953	3.00
Balance — June 30, 2019	5,018	$8.79	5.6	$44,769
Options exercisable — June 30, 2019	3,163	$12.16	3.5	$22,935

Restricted Stock Award ("RSA") and Restricted Stock Unit ("RSU") Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting periods and a summary of information related to unvested restricted common stock, RSAs and RSUs, including those expected to vest based on the achievement of a performance condition, are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2018	20,281	$15.53	1.2	$328,761
Granted	10,462	17.17
Vested	(5,405)	16.15
Cancelled	(1,217)	15.99
Unvested balance — June 30, 2019	24,121	$16.11	1.4	$357,227
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — June 30, 2019	4,171	$17.51	1.0	$61,769

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
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP for the offering periods beginning in November 2018:

	Three and Six Months Ended June 30, 2019	Three and Six Months Ended June 30, 2018
Fair value of common stock	$14.59	$16.69
Risk-free interest rate	2.21% - 2.35%	2.08% - 2.23%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Volatility	39%	32% - 35%
Dividend yield	—%	—%

Stock-based compensation expense related to stock options, ESPP and restricted stock unit awards is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of product, subscription and support revenue	$3,964	$3,558	$7,911	$7,180
Cost of professional services revenue	3,641	3,448	7,350	7,350
Research and development	11,889	12,418	24,313	26,771
Sales and marketing	13,227	12,223	25,767	25,200
General and administrative	7,430	7,245	15,133	14,539
Total	$40,151	$38,892	$80,474	$81,040

As of June 30, 2019, total compensation cost related to stock-based awards not yet recognized was $331.3 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.8 years.

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
We recognized a provision for income taxes of $0.5 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively. We recognized a provision for income taxes of $2.7 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively. The provision for income taxes was primarily comprised of income taxes in foreign jurisdictions and withholding taxes, offset by tax benefits from business combinations.
14. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for the three and six months ended June 30, 2019 and 2018, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(67,323)	$(72,859)	$(142,698)	$(144,689)
Denominator:
Weighted average number of shares outstanding—basic and diluted	204,109	189,696	201,001	188,085
Net loss per share—basic and diluted	$(0.33)	$(0.38)	$(0.71)	$(0.77)

The following outstanding options and unvested shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2019	2018
Options to purchase common stock	5,018	3,694
Unvested restricted stock awards and units	24,121	22,963
Convertible senior notes	35,442	35,442
ESPP shares	171	156

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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	U.S.		EMEA		APAC		Other
Product and related subscription and support	$67,312	$75,104	$23,950	$21,393	$21,309	$20,787	$4,918	$5,107
Platform, cloud subscription and managed services	38,539	30,394	8,704	6,462	6,537	5,410	2,832	2,771
Professional services	29,117	22,887	7,134	4,275	3,944	4,078	3,312	4,028
Total revenue	$134,968	$128,385	$39,788	$32,130	$31,790	$30,275	$11,062	$11,906

	Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	U.S.		EMEA		APAC		Other
Product and related subscription and support	$136,891	$148,732	$45,902	$43,318	$43,120	$40,535	$10,026	$10,899
Platform, cloud subscription and managed services	72,518	60,249	17,061	13,107	12,923	10,819	5,564	5,242
Professional services	56,857	45,352	12,759	9,723	7,318	6,576	7,213	7,214
Total revenue	$266,266	$254,333	$75,722	$66,148	$63,361	$57,930	$22,803	$23,355

We generate revenue from sales of our network, email and endpoint security solutions, network forensics appliances, cloud threat intelligence and analytics subscriptions, managed security, our Mandiant professional services, our Helix security operations platform, and our Verodin security instrumentation platform. We disaggregate our revenue into two main categories: (i) product, subscription, and support and (ii) professional services.
 Within the product, subscription and support category, we provide supplemental data to distinguish between solutions that are appliances dependent, and solutions and managed services that are not dependent on appliances. These solutions include security delivered entirely through the cloud or delivered through hybrid on premise/cloud platform. Security solutions that are dependent on appliances are included in the product and related subscription and support sub-category, and solutions and managed services without dependency on the appliances are included in the platform, cloud subscription and managed services sub-category.
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
The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Product and related subscription and support	$117,490	$122,392	$235,938	$243,484
Platform, cloud subscription and managed services	56,612	45,037	108,067	89,418
Professional services	43,506	35,267	84,147	68,864
Total revenue	$217,608	$202,696	$428,152	$401,766

Long lived assets by geography
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of June 30, 2019	As of December 31, 2018
Property and Equipment, net:
United States	$86,366	$80,313
International	9,510	8,850
Total property and equipment, net	$95,876	$89,163

For the three months ended June 30, 2019 and 2018, one distributor represented 13% and 20%, respectively, and one reseller represented 14% and 15%, respectively, of our total revenue. For the six months ended June 30, 2019 and 2018, one distributor represented 15% and 20%, respectively, and one reseller represented 14% and 15%, respectively, of our total revenue.
As of June 30, 2019 and December 31, 2018, no customer represented 10% or more of our net accounts receivable balance for either period.

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

•	the evolution of the threat landscape facing our customers and prospects;

•	our ability, and the effects of our efforts, to educate the market regarding the advantages of our security solutions;

•	our ability to continue to grow revenues;

•	our future financial and operating results;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	our beliefs and objectives for future operations;

•	our ability to maintain our leadership position in advanced network security;

•	our ability to attract and retain customers and to expand our solutions footprint within each of these customers;

•	our expectations concerning customer retention rates as well as expectations for the value of subscriptions and services renewals;

•	our ability to maintain our competitive technological advantages against new entrants in our industry;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	cost of revenue, including changes in costs associated with products, manufacturing and customer support;

•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	anticipated income tax rates;

•	potential attrition and other impacts associated with restructuring;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	our ability to generate cash flows from operations and free cash flows;

•	our ability to capture new, and renew existing, contracts with the United States and international governments;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	the release of new products;

•	economic and industry trends or trend analysis;

•	the attraction, training, integration and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies;

•	our expectations, beliefs, plans, intentions and strategies related to our acquisition of Verodin, Inc. ("Verodin"); and

•	the effects of seasonal trends on our results of operations.
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
Overview
We provide a broad portfolio of cybersecurity solutions and services that allow organizations to prepare for, prevent, respond to and remediate cyber attacks. Our products include detection and prevention solutions for network, email and endpoint security, forensics appliances, security orchestration software, subscription-based threat intelligence and analytics solutions, our Helix security operations platform, and our Verodin security instrumentation platform. These products are complemented by our technology-enabled Managed Defense security as a service, Expertise-on-Demand offering and our Mandiant incident response and cyber security consulting services.
Our Business Model
We generate revenue from sales of our network, email and endpoint security solutions, network forensics appliances, cloud threat intelligence and analytics subscriptions, managed security, our Mandiant professional services, our Helix security operations platform, and our Verodin security instrumentation platform. We disaggregate our revenue into two main categories: (i) product, subscription, and support and (ii) professional services. For the three months ended June 30, 2019 and 2018, product, subscription and support revenue as a percentage of total revenue was 80% and 83%, respectively. For the six months ended June 30, 2019 and 2018, product, subscription and support revenue as a percentage of total revenue was 80% and 83%, respectively. Revenue from professional services was 20% and 17% for the three months ended June 30, 2019 and 2018, respectively. Revenue from professional services was 20% and 17% for the six months ended June 30, 2019 and 2018, respectively.
Within the product, subscription and support category, we provide supplemental data to distinguish between solutions that are appliances dependent, and solutions and managed services that are not dependent on appliances. These solutions include security delivered entirely through the cloud or delivered through our hybrid on premise/cloud platform. Security solutions that are dependent on appliances are included in the product and related subscription and support sub-category, and solutions and managed services without dependency on the appliances are included in the platform, cloud subscription and managed services sub-category. For the three months ended June 30, 2019 and 2018, product and related subscription and support revenue as a percentage of total revenue was 54% and 60%, respectively. For the six months ended June 30, 2019 and 2018, product and related subscription and support revenue as a percentage of total revenue was 55% and 61%, respectively. Revenue from platform, cloud subscription and managed services was 26% and 22% for the three months ended June 30, 2019 and 2018, respectively. Revenue from platform, cloud subscription and managed services was 25% and 22% for the six months ended June 30, 2019 and 2018, respectively.
Revenue in the product and related subscription and support sub-category consists primarily of revenue from sales of our network, email and endpoint security solutions that are deployed on the customer's premise, either as an integrated security appliance or in distributed hybrid on-premise/cloud configurations. Both deployment options are available on pre-configured appliance hardware or as virtual appliance software, and include FireEye IDA and MVX detection technologies, our Dynamic Threat Intelligence (DTI) cloud updates, and support services.
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
As a single performance obligation, revenue from sales of appliance hardware and related subscriptions is recognized ratably over the contractual term, typically one to three years. Such contracts typically contain a material right of renewal option that allows the customer to renew their DTI cloud and support subscriptions for an additional term at a discount to the original purchase price of the single performance obligation. For contracts that contain a material right of renewal option, the value of the performance obligation allocated to the renewal is recognized ratably over the period between the end of the initial contractual term and end of the estimated useful life of the related appliance and license.
Revenue in the platform, cloud subscription and managed services sub-category consists primarily of revenue from sales of our cloud-based email security, our threat analytics or Verodin platform (either standalone or within the Helix security operations platform), our standalone threat intelligence subscriptions and our Managed Defense managed detection and response service. Revenue from our platform, cloud subscription and managed services is recognized either at a point in time for on-premise software when control is transferred to our customer, or ratably over the contractual term, generally one to three years.
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
Sales of our network, email, and endpoint security solutions, platform, cloud subscription and managed services, initially increase our deferred revenue. Deferred revenue from our product, subscription and support sales as of June 30, 2019 and as of December 31, 2018 was $845.8 million and $868.0 million, respectively. The decrease in deferred revenue from our product, subscription and support sales as of June 30, 2019 compared to December 31, 2018 was the result of a decrease in product and related deferred revenue driven by a decrease in sales of our appliance hardware and related subscription and support. Our retention rate of enterprise-class customers with subscriptions and support contracts expiring in the 12 months ended June 30, 2019 was consistent with historical retention rates.
To complement our product, subscription and support solutions, we offer professional services, including incident response and other security consulting services, to our customers who have experienced a cyber security breach or desire assistance assessing the resilience of their networks. The majority of our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from professional services is recognized as services are delivered. Revenue from our Expertise-on-Demand micro-services and some pre-paid professional services is deferred and revenue is recognized when services are delivered. Deferred revenue from professional services as of June 30, 2019 and as of December 31, 2018 was $66.9 million and $66.8 million, respectively.
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

	Three Months Ended or As of		Six Months Ended or As of
	June 30,		June 30,
	2019	2018	2019	2018
Product, subscription and support revenue	$174,102	$167,429	$344,005	$332,902
Professional services revenue	43,506	35,267	84,147	68,864
Total revenue	$217,608	$202,696	$428,152	$401,766
Year-over-year percentage increase	7%	6%	7%	7%
Gross margin percentage	64%	67%	65%	66%
Deferred revenue, current	$545,876	$525,617	$545,876	$525,617
Deferred revenue, non-current	$366,873	$353,939	$366,873	$353,939
Billings (non-GAAP)	$221,417	$196,116	$403,323	$371,222
Net cash provided by (used in) operating activities	$(14,929)	$(44,287)	$9,524	$(35,100)
Free cash flow (non-GAAP)	$(29,666)	$(12,870)	$(18,716)	$(18,170)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$217,608	$202,696	$428,152	$401,766
Add: Deferred revenue, end of period	912,749	879,556	912,749	879,556
Less: Deferred revenue, beginning of period	(906,190)	(886,136)	(934,828)	(910,100)
Less: Deferred revenue assumed through acquisitions	(2,750)	—	(2,750)	—
Billings (non-GAAP)	$221,417	$196,116	$403,323	$371,222
We have provided disaggregation of billings below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product and related subscription and support	$112,693	$107,025	213,289	197,390
Platform, cloud subscription and managed services	63,181	49,617	106,294	106,727
Professional Services	45,543	39,474	83,740	67,105
Billings (non-GAAP)	$221,417	$196,116	$403,323	$371,222
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net cash provided by (used in) operating activities	$(14,929)	$(44,287)	$9,524	$(35,100)
Add: deemed repayment of convertible senior notes attributable to accreted debt discount	—	43,575	—	43,575
Less: purchase of property and equipment and demonstration units	(14,737)	(12,158)	(28,240)	(26,645)
Free cash flow (non-GAAP)	$(29,666)	$(12,870)	$(18,716)	$(18,170)
Net cash used in investing activities	$(72,194)	$(17,023)	$(101,262)	$(42,361)
Net cash provided by financing activities	$12,967	$244,830	$13,810	$247,940
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
Newly hired sales and marketing employees typically require several months to establish prospective relationships and achieve full sales productivity. In addition, although we believe our investments in market education have increased awareness of us and our solutions globally, sales teams in certain international markets may face local markets with limited awareness of us and our solutions, or have specific requirements that are not available with our solutions. All of these factors will influence the timing and overall levels of sales productivity, impacting the rate at which we will be able to convert prospects to sales and drive revenue growth.
Retention Rates. New or existing customers who purchase our appliance-based network, email, or endpoint security solutions are required to purchase a one to three year subscription to our DTI cloud and support and maintenance services. New or existing customers who purchase our network forensic appliances or our CMS management appliances are required to purchase support and maintenance services for a term of one to three years. Customers who purchase our network, email or endpoint security subscriptions (with or without appliance hardware), and our platform, cloud subscriptions or managed services typically purchase contracts of one to three years in duration.
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
Follow-On Sales. After the initial sale to a new customer, we focus on expanding our relationship with the customer to sell additional products, subscriptions and services. To grow our revenue, it is important that our customers make additional purchases of our products, subscriptions and services. Sales to our existing customer base can take the form of incremental sales of network, email and endpoint security solutions, platform, cloud subscriptions, managed services, and professional services either to deploy our platform into additional parts of their network to protect additional threat vectors, or to extend their internal security resources with our managed and professional security services. We expect our opportunity to expand our customer relationships through follow-on sales to increase as we add new customers, broaden our product portfolio with additional subscriptions and services and enhance the functionality of our existing products and the Helix platform. Follow-on sales lead to increased revenue over the lifecycle of a customer relationship and can significantly increase the return on our sales and marketing investments. With many of our large enterprise and government customers, we have realized follow-on sales that were multiples of the value of their initial purchases.

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

•
Product, subscription and support revenue. Our product, subscription and support revenue is generated from sales of our network, email, and endpoint security solutions deployed on the customer's premise (or in a hybrid on-premise/cloud deployment), as well as platform software, cloud subscription and managed services. We combine our virtual and physical appliances and software licenses with the mandatory subscriptions to our DTI cloud updates and support services as a single performance obligation. As a result, we recognize revenue for this single performance obligation ratably over the contractual term. Contracts containing this single performance obligation typically contain a material right of renewal option. For contracts that contain a material right of renewal option, the allocated value of the performance obligation is recognized ratably over the period between the end of the initial contractual term and the end of the estimated useful life of the related appliance and license. Significant judgment is required in estimating the useful life of our intelligence dependent appliances and assessing the material rights associated with such products. Revenue from our cloud subscription and managed services is recognized ratably over the contractual term, typically one to three years. Revenue from our platform solutions is recognized at a point in time if the software license is deployed on premise, or ratably if the platform is a subscription.

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

	Three Months Ended June 30,
	2019		2018
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars in thousands)
Revenue:
Product, subscription and support	174,102	80%	$167,429	83%
Professional services	43,506	20	35,267	17
Total revenue	217,608	100	202,696	100
Cost of revenue:
Product, subscription and support	53,198	24	46,136	23
Professional services	24,195	11	21,146	10
Total cost of revenue	77,393	36	67,282	33
Total gross profit	140,215	64	135,414	67
Operating expenses:
Research and development	67,538	31	63,575	31
Sales and marketing	101,494	47	94,196	46
General and administrative	27,926	13	26,179	13
Total operating expenses	196,958	91	183,950	91
Operating loss	(56,743)	(26)	(48,536)	(24)
Interest income	6,137	3	3,383	2
Interest expense	(15,407)	(7)	(13,605)	(7)
Other expense, net	(770)	—	(12,690)	(6)
Loss before income taxes	(66,783)	(31)	(71,448)	(35)
Provision for income taxes	540	—	1,411	1
Net loss	$(67,323)	(31)%	$(72,859)	(36)%

	Six Months Ended June 30,
	2019		2018
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars in thousands)
Revenue:
Product, subscription and support	$344,005	80%	$332,902	83%
Professional services	84,147	20	68,864	17
Total revenue	428,152	100	401,766	100
Cost of revenue:
Product, subscription and support	101,666	24	93,565	23
Professional services	47,295	11	41,646	10
Total cost of revenue	148,961	35	135,211	34
Total gross profit	279,191	65	266,555	66
Operating expenses:
Research and development	134,933	32	129,771	32
Sales and marketing	205,390	48	191,447	48
General and administrative	55,302	13	54,597	14
Restructuring charges	3,799	—	—	—
Total operating expenses	399,424	93	375,815	94
Operating loss	(120,233)	(28)	(109,260)	(27)
Interest income	11,985	3	6,323	2
Interest expense	(30,670)	(7)	(26,322)	(7)
Other income (expense), net	(1,058)	—	(12,966)	(3)
Loss before income taxes	(139,976)	(33)	(142,225)	(35)
Provision for income taxes	2,722	1	2,464	1
Net loss	$(142,698)	(33)%	$(144,689)	(36)%

Comparison of the Three Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,
	2019		2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product, subscription and support	$174,102	80%	$167,429	83%	$6,673	4%
Professional services	43,506	20	35,267	17	8,239	23
Total revenue	$217,608	100%	$202,696	100%	$14,912	7%

Product, subscription and support by type:
Product and related subscription and support	$117,490	54%	$122,392	60%	$(4,902)	(4)%
Platform, cloud subscription and managed services	56,612	26	45,037	23	11,575	26
Total Product, subscription and support	$174,102	80%	$167,429	83%	$6,673	4%

Revenue by geographic region:
U.S.	$134,968	62%	$128,385	63%	$6,583	5%
EMEA	39,788	18	32,130	16	7,658	24
APAC	31,790	15	30,275	15	1,515	5
Other	11,062	5	11,906	6	(844)	(7)
Total revenue	$217,608	100%	$202,696	100%	$14,912	7%
Product, subscription and support revenue increased by $6.7 million, or 4%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was comprised of an increase in platform, cloud subscription and managed services revenue of $11.6 million, which was offset by a decrease in product and related subscription and support revenue of $4.9 million. The increase in platform, cloud subscription and managed services reflected increased recognition of deferred revenue associated with sales of our threat intelligence subscriptions, our platform solutions, our cloud-based email security, our Helix network operations platform, and our Managed Defense managed security service as well as revenues from our recent acquisition of Verodin. The decrease in product and related subscription and support revenue was primarily due to a decrease in the recognition of deferred revenue associated with the decrease in appliance sales of our on-premise solutions as customers migrate towards cloud-based solutions in conjunction with lower subscription and support revenues associated with the end of life of our third generation appliances first introduced in 2012.
Professional services revenue increased by $8.2 million, or 23%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was primarily driven by revenues from incident response services and other strategic consulting services and an increase in billable hours due to an increase in engagements and professional services personnel as compared to the same period in 2018.
Our international revenue increased $8.3 million, or 11%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase reflects growth in sales from our international regions compared to prior periods as we expanded our international market presence, which resulted in an increase in revenue recognized from a build-up of deferred revenue from prior periods.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2019		2018		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product, subscription and support	$53,198		$46,136		$7,062	15%
Professional services	24,195		21,146		3,049	14
Total cost of revenue	$77,393		$67,282		$10,111	15%
Gross margin:
Product, subscription and support		69%		72%
Professional services		44%		40%
Total gross margin		64%		67%
The cost of product, subscription and support revenue increased by $7.1 million, or 15%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in cost of product, subscription and support revenue was primarily the result of an increase in software licenses and third party network costs associated with our accelerated migration to a cloud-based solution related to increased subscription and support sales, partially offset by declining appliance hardware sales.
The cost of professional services revenue increased by $3.0 million or 14% during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in cost of professional services revenue was primarily due to an increase in personnel costs due to increased headcount assigned to projects.
Gross profit margin percentage decreased by 3% during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease in gross margin percentage was due to an increase in third-party hosting fees in our cost of product, subscription and support revenues as we have transitioned some of our cloud-based solutions from in house data centers to third party data centers, and expect to continue this transition throughout the remainder of this year and potentially beyond.
Operating Expenses

	Three Months Ended June 30,
	2019		2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$67,538	31%	$63,575	31%	$3,963	6%
Sales and marketing	101,494	47	94,196	46	7,298	8
General and administrative	27,926	13	26,179	13	1,747	7
Total operating expenses	$196,958	91%	$183,950	91%	$13,008	7%
Includes stock-based compensation expense of:
Research and development	$11,889		$12,418
Sales and marketing	13,227		12,223
General and administrative	7,430		7,245
Total	$32,546		$31,886
Research and Development
Research and development expense increased by $4.0 million, or 6%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was primarily due to a $2.6 million increase in salary and benefits costs associated with an increase in headcount as well as an increase of $1.7 million of depreciation related to internally developed software.
Sales and Marketing
Sales and marketing expense increased by $7.3 million, or 8%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was primarily due to a $4.3 million increase in commission costs from the amortization of deferred commissions, a $2.2 million increase in payroll related costs due to increased headcount, in part due to our acquisition of Verodin, as well as a $1.0 million increase in stock-based compensation costs.
General and Administrative
General and administrative expense increased by $1.7 million, or 7%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was primarily due to an $0.8 million increase in payroll related costs as well as an increase of $1.1 million in fees paid to legal and other professional services firms, of which $0.5 million pertained to legal costs associated with the acquisition of Verodin.
Interest Income

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Interest income	$6,137	$3,383	$2,754	81%
Interest income increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due to a higher rate of return on our investments in conjunction with higher average balances in our cash and cash equivalents and investments as a result of proceeds received from the issuance of the 2024 Notes during the three months ended June 30, 2018.
Interest Expense

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Interest expense	$15,407	$13,605	$1,802	13%
Interest expense increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to greater amortization of discount and issuance costs primarily related to the 2024 Notes.
Other Expense

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Other expense, net	$770	$12,690	$(11,920)	(94)%
Other expense, net decreased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to the recording of a $10.8 million loss related to the partial extinguishment of the Series A Notes during the three months ended June 30, 2018.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Provision for income taxes	$540	$1,411
Effective tax rate	(0.8)%	(2.0)%
The provision for income taxes decreased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease in the provision for income taxes was due primarily to a one-time tax benefit from the Verodin business combination in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018
Revenue

	Six Months Ended June 30, 2019
	2019		2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product, subscription and support	$344,005	80%	$332,902	83%	$11,103	3%
Professional services	84,147	20	68,864	17	15,283	22
Total revenue	$428,152	100%	$401,766	100%	$26,386	7%

Product, subscription and support by type:
Product and related subscription and support	$235,938	55%	$243,484	61%	$(7,546)	(3)%
Platform, cloud subscription and managed services	108,067	25	89,418	22	18,649	21
Total Product, subscription and support	$344,005	80%	$332,902	83%	$11,103	3%

Revenue by geographic region:
United States	$266,266	62%	$254,333	63%	$11,933	5%
EMEA	75,722	18	66,148	16	9,574	14
APAC	63,361	15	57,930	14	5,431	9
Other	22,803	5	23,355	6	(552)	(2)
Total revenue	$428,152	100%	$401,766	100%	$26,386	7%
Product, subscription and support revenue increased by $11.1 million, or 3%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in product, subscription and support revenue consisted of an increase of $18.6 million in platform, cloud subscription and managed services revenue, offset by a decrease of $7.5 million in product and related subscription and support revenue. The increase in platform, cloud subscriptions and managed services was primarily due to an increase in revenue recognized from deferred revenue related to growth in sales in our threat intelligence subscriptions, our platform solutions, our cloud-based email security, our Helix network operations platform, and our Managed Defense managed security service as well as revenues from our recent acquisition of Verodin. The decrease in product and related subscription and support revenue was primarily due to customer buying preferences shifting to cloud-based subscriptions and a decrease in amortization of deferred revenue related to appliance-based sales in prior periods in conjunction with lower subscription and support revenues associated with the end of life of our third generation appliances first introduced in 2012.
Professional services revenue increased by $15.3 million, or 22%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily due to revenues from incident response services and other strategic consulting services and an increase in billable hours due to more engagements and professional services personnel as compared to the same period in 2018.
Our international revenue increased $14.5 million, or 10%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, which reflects a continued increase in our international market presence driven by increases in international professional services revenue and the related product and subscription pull through from those service engagements.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2019		2018		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product, subscription and support	$101,666		$93,565		$8,101	9%
Professional services	47,295		41,646		5,649	14
Total cost of revenue	$148,961		$135,211		$13,750	10%
Gross margin:
Product, subscription and support		70%		72%
Professional services		44%		40%
Total gross margin		65%		66%
The cost of product, subscription and support revenue increased by $8.1 million, or 9%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in cost of revenues was primarily due to an increase of $7.7 million in third-party hosting costs and a $4.6 million dollar increase in personnel related costs. The increase was offset in part by a decrease of $1.0 million of expense for obsolete inventory, a decrease in amortization of intangible assets of $0.8 million as well as various immaterial decreases in expense including depreciation and stock-based compensation as compared to the same period in 2018.
The cost of professional services revenue increased $5.6 million, or 14%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in cost of professional services revenue was primarily due to a $7.1 million increase in personnel related expenses due to an increase in headcount, offset in part by immaterial decreases in various cost of professional services revenue line items as compared to the same period in 2018.
Gross profit margin decreased slightly as a percentage of revenue during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. While the product, subscription and support gross profit margin decreased slightly, it was offset in part by a 4% increase in professional services gross margin due primarily to an increase in billable hours as compared to the same period in 2018.
Operating Expenses

	Six Months Ended June 30,
	2019		2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$134,933	32%	$129,771	32%	$5,162	4%
Sales and marketing	205,390	48	191,447	48	13,943	7
General and administrative	55,302	13	54,597	14	705	1
Restructuring charges	3,799	—	—	—	3,799	100
Total operating expenses	$399,424	93%	$375,815	94%	$23,609	6%
Includes stock-based compensation expense of:
Research and development	$24,313		$26,771
Sales and marketing	25,767		25,200
General and administrative	15,133		14,539
Total	$65,213		$66,510
Research and Development
Research and development expense increased $5.2 million, or 4%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily due to a $4.1 million increase in personnel related costs and a $3.4 million increase in amortization of internally developed software, offset in part by a $2.5 million decrease in stock-based compensation as compared to the same period in 2018.

Sales and Marketing
Sales and marketing expense increased $13.9 million, or 7%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was due primarily to an increase in commissions of $6.8 million, an increase in personnel related expense of $4.8 million and an increase in travel related expense of $1.4 million as compared to the same period in 2018.
General and Administrative
General and administrative expense increased by $0.7 million, or 1%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily due to a $1.2 million increase in personnel related expense, offset in part by a $0.6 million decrease in fees paid for consulting services.
Restructuring Charges
During the six months ended June 30, 2019, we incurred restructuring charges of approximately $3.8 million, which primarily related to employee severance charges and other termination benefits under our January 2019 restructuring plan. We incurred no restructuring expenses during the six months ended June 30, 2018.
Interest Income

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Interest income	$11,985	$6,323	$5,662	90%
Interest income increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due to a higher rate of return on our investments as well as higher average balances in our cash and cash equivalents and investments due to the issuance of the 2024 Notes during the six months ended June 30, 2018.
Interest Expense

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Interest expense	$(30,670)	$(26,322)	$(4,348)	17%
Interest expense increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to the amortization of discount and issuance costs related to the 2035 Notes as well as the issuance of the 2024 Notes during the six months ended June 30, 2018.
Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Other income (expense), net	$(1,058)	$(12,966)	$11,908	(92)%
Other income (expense), net for the six months ended June 30, 2019 was due primarily to the loss on extinguishment of a portion of the Series A Notes in the amount of $10.8 million that occurred in the six months ended June 30, 2018.
Provision for Income Taxes

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Provision for income taxes	$2,722	$2,464
Effective tax rate	(1.9)%	(1.7)%
The provision for income taxes increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in the provision for income taxes for the six months ended June 30, 2019 was due primarily to a smaller business combination tax benefit from the Verodin acquisition as compared to the X15 Software, Inc. acquisition in the six months ended June 30, 2018.

Liquidity and Capital Resources

	As of June 30, 2019	As of December 31, 2018
	(In thousands)
Cash and cash equivalents	$331,901	$409,829
Short-term investments	$655,841	$706,691

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash provided by (used in) operating activities	$9,524	$(35,100)
Cash used in investing activities	(101,262)	(42,361)
Cash provided by financing activities	13,810	247,940
Net increase (decrease) in cash and cash equivalents	$(77,928)	$170,479

As of June 30, 2019, our cash and cash equivalents of $331.9 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $63.9 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2019 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
In May 2019, we acquired Verodin, a security instrumentation platform company. As consideration for the acquisition, we paid cash consideration of $143.7 million, issued 8,404,609 shares of our common stock with an estimated fair value of $119.7 million and recognized $1.5 million of the fair value of assumed stock options attributable to precombination services.
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
Operating Activities
During the six months ended June 30, 2019, our operating activities provided cash of $9.5 million. We incurred a net loss of $142.7 million, which included net non-cash expenses of $152.9 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible senior notes. Our net change in operating assets and liabilities used cash of $0.7 million, primarily related to cash sourced from a reduction in accounts receivable of $32.9 million due to increased collections, a decrease in prepaid expenses and other current assets of $4.0 million primarily due to amortization of commissions and receipt of other receivables and an increase in accounts payable of $4.4 million, which was partially offset by reductions in deferred revenue of $24.8 million and a decrease in accrued compensation of $8.7 million due to commission payments.
During the six months ended June 30, 2018, our operating activities used cash of $35.1 million. We incurred a net loss of $144.7 million, which included net non-cash expenses of $115.3 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible senior notes. Our net change in operating assets and liabilities used cash of $5.7 million, primarily due to reductions in deferred revenue of $30.5 million, increases in prepaid expenses of $4.9 million and reductions in accounts payable of $4.2 million, partially offset by reductions in accounts receivable of $24.9 million due to increased collection and increases in accrued liabilities of $0.9 million due to accretion of interest on convertible notes.

Investing Activities
Cash used in investing activities during the six months ended June 30, 2019 was $101.3 million. This was primarily due to $127.2 million used to acquire Verodin, net of cash acquired, and $28.2 million used for capital expenditures to purchase property and equipment and demonstration units, partially offset by $53.8 million provided by net maturities of short-term investments.
Cash used in investing activities during the six months ended June 30, 2018 was $42.4 million, primarily for capital expenditures to purchase property and equipment and demonstration units of $26.6 million, net purchases of short-term investments and cash used in the acquisition of X15.
Financing Activities
During the six months ended June 30, 2019, financing activities provided $13.8 million in cash, primarily from employee purchases of shares under the 2013 Employee Stock Purchase Plan ("ESPP") and exercises of employee stock options.
During the six months ended June 30, 2018, financing activities provided $247.9 million in cash, primarily from proceeds of $584.4 million received from the issuance of the 2024 Notes, $11.0 million from employee purchases of shares under the ESPP and $4.6 million from exercises of employee stock options. These proceeds were partially offset by the $286.8 million cash outflow attributable to the aggregate principal of the Series A Notes repurchased and $65.2 million for the purchase of the Capped Calls related to the 2024 Notes.
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
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at June 30, 2019 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $987.7 million and $1,116.5 million as of June 30, 2019 and December 31, 2018, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions, the U.S. Treasury and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to our investment policies which limit the duration of our short-term investments. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as the Series A Notes, Series B Notes and 2024 Notes have fixed interest rates of 1.000%, 1.625% and 0.875%, respectively. The fair value of the Convertible Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of June 30, 2019, the fair value of our convertible senior notes was approximately $1.1 billion.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ( the "SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred operating losses each year since our inception, including net losses of $67.3 million and $72.9 million during the three months ended June 30, 2019 and 2018, respectively, and net losses of $142.7 million and $144.7 million during the six months ended June 30, 2019 and 2018, respectively. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.

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
Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisitions of iSIGHT Security, Inc. (d/b/a iSIGHT Partners, Inc.) ("iSIGHT"), Invotas International Corporation ("Invotas"), Clean Communications Limited (d/b/a The Email Laundry) ("The Email Laundry"), X15 and Verodin.
The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete acquisitions that we target in the future. The risks we face in connection with acquisitions, including our acquisitions of iSIGHT, Invotas, The Email Laundry, X15 and Verodin include:

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of equity securities. For example, in January 2016, we issued 1,793,305 shares of common stock in connection with our acquisition of iSIGHT; in February 2016, we issued 742,026 shares of common stock in connection with our acquisition of Invotas; in October 2017, we issued 259,425 shares of common stock in connection with our acquisition of The Email Laundry; in January 2018, we issued 1,016,334 shares of common stock in connection with our acquisition of X15; and in May 2019, we issued 8,404,609 shares of common stock in connection with our acquisition of Verodin.
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
Furthermore, we have and will continue to make substantial investments to support growth at our data centers and improve the profitability of our cloud platform. If our cloud-based server costs were to increase, our business, results of operations and financial condition may be adversely affected. Ongoing improvements to cloud infrastructure may be more expensive than we anticipate, and may not yield the expected savings in operating costs or the expected performance benefits. In addition, we may be required to re-invest any cost savings achieved from prior cloud infrastructure improvements in future infrastructure projects to maintain the levels of service required by our customers. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data and other information. Evolving and changing definitions of personal data and personal information within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting technology alliance partners that may involve the sharing of data. Data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
For example, the European Union General Data Protection Regulation ("GDPR"), which became fully effective on May 25, 2018, imposes more stringent data protection requirements than previously effective European Union data protection law and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR requires, among other things, that personal data only be transferred outside of the EU to certain jurisdictions, including the United States, if steps are taken to legitimize those data transfers. We rely on the EU-U.S. and Swiss-U.S. Privacy Shield programs, and the use of model contractual clauses approved by the EU Commission, to legitimize these transfers. Both the EU-U.S. Privacy Shield and these model contractual clauses have been subject to legal challenge, however, and it is unclear what effect these challenges will have and whether the means we presently use will continue as appropriate means for us to legitimize personal data transfers from the EU or Switzerland to the U.S.

Further, in June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes by the planned exit date of October 2019. The UK Data Protection Act that substantially implements the GDPR became law in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
California enacted legislation in 2018, the California Consumer Privacy Act (“CCPA”), that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear whether any further modifications will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
Even the perception of privacy, data protection or information security concerns, whether or not valid, may harm our reputation, inhibit adoption of our products by current and future customers, or adversely impact our ability to hire and retain workforce talent. If our security measures are or are believed to be inadequate or breached as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques or otherwise, and this results in, or is believed to result in, the disruption of the confidentiality, integrity or availability of our systems or networks or any data we process or maintain, or the loss, destruction or corruption of such data, or our privacy practices are or are perceived to be inadequate, we could incur significant liability, we could face a loss of revenues, and our business may suffer and our reputation and competitive position may be damaged. Additionally, our service providers may suffer, or be perceived to suffer, privacy or data security breaches or other incidents that may compromise, or be perceived to compromise, data stored or processed for us that may give rise to any of the foregoing.
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

•	political and economic instability in some countries, such as those caused by the 2016 U.S. presidential election and "Brexit"; and

•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate.
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
We have substantial existing indebtedness. In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the "Series A Notes") and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the "Series B Notes" and, together with the Series A Notes, the "2035 Notes"). During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (the "2024 Notes" and, together with the 2035 Notes, the "convertible notes") and repurchased approximately $340.2 million aggregate principal amount of certain of the 2035 Notes. As a result, as of June 30, 2019, we had approximately $1.2 billion aggregate principal amount of convertible notes outstanding.
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
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. The price of our common stock during the last twelve months has ranged from $13.85 to $20.61 as measured through July 30, 2019, and the last reported sale price on July 30, 2019 was $16.10. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans, the conversion of our convertible notes or otherwise. For example, in January 2016, we issued 1,793,305 shares of common stock in connection with our acquisition of iSIGHT; in February 2016, we issued 742,026 shares of common stock in connection with our acquisition of Invotas; in October 2017, we issued 259,425 shares of common stock in connection with our acquisition of The Email Laundry; in January 2018, we issued 1,016,334 shares of common stock in connection with our acquisition of X15; and in May 2019, we issued 8,404,609 shares of common stock in connection with our acquisition of Verodin. In addition, we issued $920.0 million aggregate principal amount of 2035 Notes, of which approximately $579.8 million aggregate principal remains outstanding, and we issued $600.0 million aggregate principal amount of the 2024 Notes during the three months ended June 30, 2018. Any future issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
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
On May 28, 2019, as partial consideration for our acquisition of Verodin, we issued 8,404,609 shares of our common stock to the holders of capital stock of Verodin (collectively, the “Stockholders”). The issuance of the shares was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, on the basis that, among other factors: (1) certain of the Stockholders represented that they were an “accredited investor” within the meaning of Rule 501(a) of Regulation D; (2) we reasonably believed that each Stockholder who was not an accredited investor (which Stockholders did not exceed 35), either alone or with its purchaser representative, had such knowledge and experience in financial and business matters that such Stockholder was capable of evaluating the merits and risks of the investment, (3) there was no general solicitation or advertising in connection with the issuance of the shares; (4) each of the Stockholders represented that such Stockholder understood that the shares had not been registered under the Securities Act or any state securities laws and may not be offered for sale, sold, assigned or transferred in the absence of registration or an applicable exemption from registration requirements; (5) each Stockholder or its purchaser representative, as applicable, received or had access to required information and had an opportunity to obtain additional information about us a reasonable period of time prior to the issuance of the shares; and (6) appropriate legends were placed upon the book-entry positions representing the shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1+
Agreement and Plan of Reorganization, dated as of May 28, 2019, by and among FireEye, Inc., Viking Merger Corporation, Viking Merger LLC, Verodin, Inc. and Shareholder Representative Services LLC (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, Commission File No. 001-36067, filed on May 28, 2019).

10.1†	Amendment #2 to Flextronics Design and Manufacturing Services Agreement, effective as of April 1, 2019, by and between the Registrant and Flextronics Telecom Systems, Ltd.
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
+	The schedules and other attachments to this exhibit have been omitted. The Registrant agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.
†
Certain portions of this exhibit have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREEYE, INC.

Dated: August 2, 2019	By:	/s/ Frank E. Verdecanna
Frank E. Verdecanna
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and duly authorized signatory)