Form 10-Q
period 2019-09-30
FireEye, Inc.
filed 2019-11-01
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares of the registrant's common stock outstanding as of October 30, 2019 was 216,742,819.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$297,160	$409,829
Short-term investments	699,817	706,691
Accounts receivable, net of allowance for doubtful accounts of $1,961 and $2,525 at September 30, 2019 and December 31, 2018, respectively	153,912	157,817
Inventories	5,970	6,548
Prepaid expenses and other current assets	97,576	100,295
Total current assets	1,254,435	1,381,180
Property and equipment, net	95,220	89,163
Operating lease right-of-use assets, net	61,402	—
Goodwill	1,205,336	999,804
Intangible assets, net	148,830	143,162
Deposits and other long-term assets	85,424	82,769
TOTAL ASSETS	$2,850,647	$2,696,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,865	$26,944
Operating lease liabilities, current	18,347	—
Accrued and other current liabilities	28,776	29,797
Accrued compensation	66,256	63,808
Convertible senior notes, current, net	115,789	—
Deferred revenue, current	568,032	556,815
Total current liabilities	820,065	677,364
Convertible senior notes, non-current, net	882,555	962,577
Deferred revenue, non-current	367,375	378,013
Operating lease liabilities, non-current	73,365	—
Other long-term liabilities	4,377	27,730
Total liabilities	2,147,737	2,045,684
Commitments and contingencies (NOTE 10)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 216,638 shares and 199,612 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	22	20
Additional paid-in capital	3,409,490	3,152,159
Treasury stock, at cost; 3,333 shares as of September 30, 2019 and December 31, 2018	(150,000)	(150,000)
Accumulated other comprehensive income (loss)	1,077	(2,299)
Accumulated deficit	(2,557,679)	(2,349,486)
Total stockholders’ equity	702,910	650,394
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,850,647	$2,696,078

See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Product, subscription and support	$179,823	$175,653	$523,828	$508,555
Professional services	46,091	35,998	130,238	104,862
Total revenue	225,914	211,651	654,066	613,417
Cost of revenue:
Product, subscription and support	54,272	46,752	155,938	140,317
Professional services	24,948	20,682	72,243	62,328
Total cost of revenue	79,220	67,434	228,181	202,645
Total gross profit	146,694	144,217	425,885	410,772
Operating expenses:
Research and development	68,857	62,120	203,790	191,891
Sales and marketing	98,355	92,297	303,745	283,744
General and administrative	27,717	26,241	83,019	80,838
Restructuring charges	6,481	—	10,280	—
Total operating expenses	201,410	180,658	600,834	556,473
Operating loss	(54,716)	(36,441)	(174,949)	(145,701)
Interest income	5,275	4,484	17,260	10,807
Interest expense	(15,554)	(14,976)	(46,224)	(41,298)
Other expense, net	40	(1,424)	(1,018)	(14,390)
Loss before income taxes	(64,955)	(48,357)	(204,931)	(190,582)
Provision for income taxes	540	1,680	3,262	4,144
Net loss	$(65,495)	$(50,037)	$(208,193)	$(194,726)
Net loss per share, basic and diluted	$(0.31)	$(0.26)	$(1.02)	$(1.03)
Weighted average shares used in computing net loss per share, basic and diluted	212,207	192,359	204,855	189,526

See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(65,495)	$(50,037)	$(208,193)	$(194,726)
Change in net unrealized gain (loss) on available-for-sale investments, net of tax	107	950	3,376	336
Comprehensive loss	$(65,388)	$(49,087)	$(204,817)	$(194,390)

See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total stockholders' equity, beginning balances	$728,770	$660,429	$650,394	$632,216

Common stock and additional paid-in-capital:
Balance, beginning of period	3,369,984	3,064,975	3,152,179	2,891,460
Issuance of common stock for equity awards, net of tax withholdings	1,665	853	3,159	5,432
Issuance of common stock related to employee stock purchase plan	—	—	12,315	10,993
Issuance of common stock related to X15 Software, Inc. acquisition	—	—	—	15,386
Issuance of common stock and assumption of options related to Verodin, Inc. acquisition	—	—	121,158	—
Stock-based compensation	37,863	38,668	120,701	121,393
Purchase of capped calls	—	—	—	(65,220)
Equity component of issuance of 2024 Notes, net	—	—	—	138,064
Equity component of partial repurchase of Series A Notes, net	—	—	—	(13,012)
Balance, end of period	3,409,512	3,104,496	3,409,512	3,104,496

Treasury Stock:
Balance, beginning of period	(150,000)	(150,000)	(150,000)	(150,000)
Balance, end of period	(150,000)	(150,000)	(150,000)	(150,000)

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	970	(3,495)	(2,299)	(2,881)
Unrealized gain investments, net of tax	107	950	3,376	336
Balance, end of period	1,077	(2,545)	1,077	(2,545)

Accumulated Deficit:
Balance, beginning of period	(2,492,184)	(2,251,052)	(2,349,486)	(2,106,363)
Net loss	(65,495)	(50,037)	(208,193)	(194,726)
Balance, end of period	(2,557,679)	(2,301,089)	(2,557,679)	(2,301,089)

Total stockholders' equity, ending balances	$702,910	$650,862	$702,910	$650,862

See accompanying notes to condensed consolidated financial statements

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(208,193)	$(194,726)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	76,238	66,688
Stock-based compensation	117,162	118,366
Non-cash interest expense related to convertible senior notes	35,768	31,638
Loss on repurchase of convertible senior notes	—	10,764
Deemed repayment of convertible senior notes attributable to accreted debt discount	—	(43,575)
Deferred income taxes	(661)	(131)
Other	463	3,762
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	5,929	15,969
Inventories	29	(4,146)
Prepaid expenses and other assets	4,824	(3,014)
Accounts payable	2,127	(6,615)
Accrued liabilities	1,206	8,419
Accrued compensation	2,448	4,364
Deferred revenue	(2,172)	(22,946)
Other long-term liabilities	(7,146)	1,982
Net cash provided by (used in) operating activities	28,022	(13,201)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(38,615)	(37,020)
Purchases of short-term investments	(493,038)	(346,588)
Proceeds from maturities of short-term investments	502,100	370,128
Business acquisitions, net of cash acquired	(127,249)	(5,945)
Lease deposits	637	239
Net cash used in investing activities	(156,165)	(19,186)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	584,405
Purchase of capped calls	—	(65,220)
Repurchase of convertible senior notes	—	(286,817)
Proceeds from employee stock purchase plan	12,315	10,993
Proceeds from exercise of equity awards	3,159	5,432
Net cash provided by financing activities	15,474	248,793
Net change in cash and cash equivalents	(112,669)	216,406
Cash and cash equivalents, beginning of period	409,829	180,891
Cash and cash equivalents, end of period	$297,160	$397,297

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,981	$3,499
Cash paid for interest	$6,962	$5,971
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with acquisitions	$119,682	$15,387
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$4,438	$16,222

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year. The balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all information required by U.S. GAAP for annual consolidated financial statements.
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
Summary of Significant Accounting Policies
Except for the accounting policies for leases, updated as a result of adopting Accounting Standard Update ("ASU") No. 2016-02, Leases or Accounting Standard Codification ("ASC") 842, there have been no significant changes to our significant accounting policies as of and for the three and nine months ended September 30, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018.
Leases
We determine if an arrangement is a lease and classification of that lease, if applicable, at inception based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefits from the use of the asset throughout the period, and (3) whether we have a right to direct the use of the asset. We currently do not have any finance leases. We have elected to not recognize a lease liability or right-of-use ("ROU") asset for short-term leases (leases with a term of twelve months or less and do not include an option we are reasonably certain to exercise to purchase the underlying asset).
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make minimum lease payments arising from the lease. ROU assets are initially measured at amounts, which represents the present value of the lease payments over the lease, plus any initial direct costs incurred and less any lease incentives received. Annually, all ROU assets are reviewed for impairment. The lease liability is initially measured at lease commencement date based on the present value of minimum lease payments over the lease term. As the rates implicit in the leases are not readily available, we use our Incremental Borrowing Rate ("IBR") based on the information available at commencement date of a lease in determining the present value of lease payments. The determination of our IBR requires judgment. We took into consideration our recent debt offerings as well as external credit rating factors when determining our current IBR. Our lease terms may include options to extend or terminate the lease. We do not include these options in our minimum lease terms unless we believe they are reasonably certain to be exercised. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Non-lease components (i.e. common area maintenance) are separate from the lease components and are paid on actual usage. Therefore, the non-lease components are not included in the determination of the ROU asset or lease liability and are reflected as an expense in the period incurred. Our operating lease costs for operating lease payments are recognized on a straight-line basis over the lease term.

We also sublease certain office space to third-parties. Our subleases consist of office space which was vacated as part of restructuring activities in 2016. We do not recognize ROU assets or lease liabilities associated with subleased office spaces in which we are the sublessor. Sublease income is recognized ratably over the term of the agreement.
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). This standard is intended to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard provides for a modified retrospective transition approach to recognize and measure leases at the beginning of the earliest period presented. In July 2018, the FASB issued ASU 2018-11, Leases (ASC 842): Targeted Improvements. The update provides an optional transition method that allows entities to apply the standard prospectively, versus recasting the prior periods presented. We adopted the standard effective January 1, 2019, using a modified retrospective transition method. As a result, the consolidated balance sheet as of December 31, 2018 was not restated, continues to be reported under ASC 840, which did not require recognition of operating lease assets and liabilities on the balance sheet, and is not comparative. We have also elected the practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for our leases which existed and expired prior to January 1, 2019. The standard had a material impact on our consolidated balance sheets, but did not have an impact on our consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. We recognized ROU assets and lease liabilities of $60.7 million and $88.4 million, respectively, on our consolidated balance sheets on January 1, 2019, which included reclassifying lease incentives and deferred rent as a component of the ROU assets. See Summary of Significant Accounting Policies - Leases and Note 7 Leases for further details.
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
The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of September 30, 2019				As of December 31, 2018
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$25,463	$—	$—	$25,463	$25,748	$—	$—	$25,748
Total cash equivalents	25,463	—	—	25,463	25,748	—	—	25,748
Short-term investments:
Certificates of deposit	—	3,908	—	3,908	—	—	—	—
Corporate notes and bonds	—	475,106	—	475,106	—	448,323	—	448,323
U.S. Treasuries	—	64,243	—	64,243	—	112,700	—	112,700
U.S. Government agencies	—	156,560	—	156,560	—	145,668	—	145,668
Total short-term investments	—	699,817	—	699,817	—	706,691	—	706,691
Total assets measured at fair value	$25,463	$699,817	$—	$725,280	$25,748	$706,691	$—	$732,439

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
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a private company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the nine months ended September 30, 2019.
The estimated fair value of the Convertible Senior Notes each as of September 30, 2019 and December 31, 2018 was determined to be $1.1 billion. The fair value was determined based on the closing trading prices per $100 principal amount of the respective Convertible Senior Notes as of the last day of trading for the period. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

3. Investments
Our investments consisted of the following (in thousands):

	As of September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$3,881	$27	$—	$3,908
Corporate notes and bonds	473,473	1,949	(316)	475,106
U.S. Treasuries	64,273	18	(48)	64,243
U.S. Government agencies	156,664	7	(111)	156,560
Total	$698,291	$2,001	$(475)	$699,817

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$450,097	$44	$(1,818)	$448,323
U.S. Treasuries	112,783	2	(85)	112,700
U.S. Government agencies	146,110	—	(442)	145,668
Total	$708,990	$46	$(2,345)	$706,691

The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2019
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate notes and bonds	$117,902	$(300)	$51,197	$(16)	$169,099	$(316)
U.S. Treasuries	—	—	33,972	(48)	33,972	(48)
U.S. Government agencies	91,497	(93)	43,740	(18)	135,237	(111)
Total	$209,399	$(393)	$128,909	$(82)	$338,308	$(475)

	As of December 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate notes and bonds	$420,548	$(1,817)	$1,526	$(2)	$422,074	$(1,819)
U.S. Treasuries	105,525	(85)	—	—	105,525	(85)
U.S. Government agencies	137,416	(441)	—	—	137,416	(441)
Total	$663,489	$(2,343)	$1,526	$(2)	$665,015	$(2,345)

Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of September 30, 2019 and December 31, 2018.
The following table summarizes the contractual maturities of our investments at September 30, 2019 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$328,664	$328,862
Due within one to three years	369,627	370,955
Total	$698,291	$699,817

All available-for-sale securities have been classified as current, based on management's ability to use the funds in current operations.

As of September 30, 2019, we held a 10.0% ownership interest in a private company, which is accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the private company. This investment is classified within deposits and other long-term assets on our condensed consolidated balance sheets. The carrying value of this investment was zero as of September 30, 2019 and $0.5 million as of December 31, 2018.
4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Computer equipment and software	$196,930	$171,078
Leasehold improvements	67,018	62,832
Furniture and fixtures	15,108	13,835
Machinery and equipment	465	447
Total property and equipment	279,521	248,192
Less: accumulated depreciation	(184,301)	(159,029)
Total property and equipment, net	$95,220	$89,163

Depreciation and amortization expense related to property, equipment and demonstration units during the three months ended September 30, 2019 and 2018 was $9.9 million and $9.2 million, respectively. Depreciation and amortization expense related to property, equipment and demonstration units during the nine months ended September 30, 2019 and 2018 was $28.5 million and $27.8 million, respectively.
During the three months ended September 30, 2019 and 2018, we capitalized $6.0 million and $5.5 million, respectively, of software development costs primarily related to our platform and cloud subscription offerings. Amortization expense related to capitalized software development costs during the three months ended September 30, 2019 and 2018 were $4.4 million and $2.3 million, respectively.
During the nine months ended September 30, 2019 and 2018, we capitalized $17.6 million and $17.2 million, respectively, of software development costs primarily related to our platform and cloud subscription offerings. Amortization expense related to capitalized software development costs during the nine months ended September 30, 2019 and 2018 were $11.9 million and $6.5 million, respectively.
5. Business Combinations
Acquisition of Verodin
On May 28, 2019, we acquired all outstanding shares of privately held Verodin, a security instrumentation platform company. We expect that the Verodin technology will be incorporated into our platform and analytics capabilities going forward. In connection with this acquisition, we paid cash consideration of $143.7 million and issued 8,404,609 shares of our common stock with an estimated fair value of $119.7 million. We also assumed unvested stock options, which are now exercisable for our common stock, of which $1.5 million of the fair value has been accounted for as consideration for assumed awards pertaining to precombination service prior to acquisition. Based on the above, total purchase consideration for Verodin was $264.9 million.
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

Amount
Net tangible assets assumed	$15,036
Intangible assets	45,200
Deferred tax liability	(886)
Goodwill	$205,532
Total preliminary purchase price allocation	$264,882

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

Goodwill and Purchased Intangible Assets
Goodwill increased by approximately $205.5 million for the nine months ended September 30, 2019 due to the acquisition of Verodin. There were no other changes in the carrying amount of goodwill.
Purchased intangible assets consisted of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Developed technology	$148,303	$110,003
Content	158,700	158,700
Customer relationships	115,690	111,090
Contract backlog	13,200	12,500
Trade names	17,160	15,560
Non-competition agreements	1,400	1,400
Total intangible assets	454,453	409,253
Less: accumulated amortization	(305,623)	(266,091)
Total net intangible assets	$148,830	$143,162

Amortization expense of intangible assets during the three months ended September 30, 2019 and 2018 was $14.3 million and $12.6 million, respectively. Amortization expense of intangible assets during the nine months ended September 30, 2019 and 2018 was $39.4 million and $37.9 million, respectively.
The expected future annual amortization expense of intangible assets as of September 30, 2019 is presented below (in thousands):

Years Ending December 31,	Amount
2019 (remaining three months)	$14,410
2020	43,148
2021	38,379
2022	27,109
2023	22,005
2024	3,692
and thereafter	87
Total	$148,830

6. Restructuring Charges
In January 2019, we implemented a restructuring plan designed primarily to align our resources with the strategic growth initiatives of the business. This restructuring plan resulted in a reduction of less than 2% of our total workforce as of March 31, 2019 as well as exiting and downsizing of certain real estate facilities. In August 2019, we implemented an additional restructuring plan to further align our resources with the strategic growth initiatives of the business, which related primarily to employee severance charges and other termination benefits as well as costs associated with exiting certain real estate facilities.
The following table sets forth the restructuring balance as of December 31, 2018 related to previous restructuring activities and a summary of restructuring activities during the nine months ended September 30, 2019 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2018	$—	$1,150	$1,150
Provision for restructuring charges	7,586	731	8,317
Cash payments	(5,331)	(199)	(5,530)
Other adjustments	472	(1,175)	(703)
Balance, September 30, 2019	$2,727	$507	$3,234

The total provision for restructuring charges during the nine months ended September 30, 2019 of $10.3 million includes $8.9 million of cash charges in addition to non-cash charges of $1.4 million related to right-of-use asset and fixed asset write-offs.
Other adjustments of facilities costs primarily represent a reclassification of relief of unused benefits from a previous restructuring to reduce ROU assets as part of the transition to ASC 842.
The remainder of the restructuring balance of $3.2 million at September 30, 2019 is composed of $2.7 million of severance payments which we have paid, or expect to pay during the fourth quarter of 2019 and $0.5 million of non-cancelable non-lease costs which we expect to pay over the terms of the related obligations through the third quarter of 2021.
7. Leases
We have operating leases primarily for corporate offices. Our leases have remaining lease terms of one to ten years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.
The components of lease expenses were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs	$4,683	$13,101
Short-term lease costs	495	2,186
Sublease income	(274)	(818)
Total net lease costs	$4,904	$14,469

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

As of September 30, 2019
Operating leases:
Operating lease right-of-use assets, net	$61,402

Operating lease liabilities, current	$18,347
Operating lease liabilities, non-current	73,365
Total operating lease liabilities	$91,712

Weighted average remaining lease term (in years)	7.2
Weighted average discount rate	6.8%

Supplemental cash flow and other information related to leases is as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,498	$11,212

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$—	$7,769

Undiscounted cash flows of operating lease liabilities are as follows (in thousands):

Years Ending December 31,	Amount
2019 (remaining three months)	$4,541
2020	19,152
2021	17,773
2022	14,694
2023	12,799
2024	11,402
2025 and thereafter	37,734
Total lease payments	118,095
Less: Imputed interest	(26,383)
Total lease obligation	91,712
Less: Current lease obligations	(18,347)
Long-term lease obligations	$73,365

As of September 30, 2019, we have an additional operating lease commitment of $0.5 million for an office lease that has not yet commenced. The operating lease commitment will commence in the fourth quarter of 2019 with a lease term of 3.3 years.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and under the previous lease accounting standard ASC 840, the aggregate future non-cancelable minimum rental payments on our operating leases, as of December 31, 2018, are as follows (in thousands):

Years Ending December 31,	Amount
2019	$15,530
2020	16,325
2021	14,976
2022	12,766
2023	11,926
2024 and thereafter	47,409
Total	$118,932

8. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Product, subscription and support, current	$493,357	$492,109
Professional services, current	74,675	64,706
Total deferred revenue, current	568,032	556,815
Product, subscription and support, non-current	365,890	375,915
Professional services, non-current	1,485	2,098
Total deferred revenue, non-current	367,375	378,013
Total deferred revenue	$935,407	$934,828

Changes in the balance of deferred revenue for the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Deferred revenue, beginning of period	$912,749	$879,556	$934,828	$910,100
Billings for the period	248,572	219,250	651,895	590,472
Revenue recognized	(225,914)	(211,651)	(654,066)	(613,417)
Assumed in connection with acquisitions	—	—	2,750	—
Deferred revenue, end of period	$935,407	$887,155	$935,407	$887,155

Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods ("backlog"). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $935.4 million in deferred revenue and $15.8 million in backlog.
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
We expect to recognize these remaining performance obligations as follows (in percentages):

	Total	Less than 1 year	1-2 years	2-3 years	More than 3 years
Deferred revenue	100%	61%	24%	11%	4%
Backlog	100%	41%	41%	18%	—%

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
As of September 30, 2019, none of the conditions permitting holders to convert their 2024 Notes had been satisfied and no shares of our common stock had been issued in connection with any conversions of the 2024 Notes. Based on the closing price of our common stock of $13.34 per share on September 30, 2019, the conversion value of the 2024 Notes was less than the principal amount of the 2024 Notes outstanding on a per 2024 Note basis.

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
The liability and equity components of the 2024 Notes consisted of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
	2024 Notes	2024 Notes
Liability component:
Principal	$600,000	$600,000
Less: 2024 Notes discounts and issuance costs, net of amortization	(122,976)	(140,239)
Net carrying amount	$477,024	$459,761

Equity component, net of issuance costs	$138,064	$138,064

The unamortized issuance costs as of September 30, 2019 will be amortized over a weighted-average remaining period of approximately 4.7 years.
Interest expense related to the 2024 Notes consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	2024 Notes	2024 Notes	2024 Notes	2024 Notes
Coupon interest	$1,313	$1,313	$3,145	$1,832
Amortization of 2024 Notes discounts and issuance costs	5,825	5,546	17,264	7,805
Total interest expense recognized	$7,138	$6,859	$20,409	$9,637

Effective interest rate on the liability component	6.1%	6.1%	6.1%	5.2%

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
Repurchase of a portion of the Series A Notes
In May 2018, we used approximately $330.4 million of the net proceeds from the offering of the 2024 Notes to repurchase $340.2 million aggregate principal amount of the Series A Notes. The repurchase was accounted for as a partial extinguishment of the Series A Notes. The consideration of approximately $330.4 million used to repurchase the Series A Notes was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the debt extinguishment and allocating that portion of the repurchase price to the liability component in the amount of $317.4 million. The residual of the repurchase price of $13.0 million was allocated to the equity component of the Series A Notes as a reduction of additional paid-in capital. The fair value of the debt extinguished was calculated using a discount rate of 4.5%, representing an estimate of the Company's borrowing rate at the date of repurchase with a remaining expected life of two years. As part of the repurchase, we wrote-off a portion of the unamortized debt issuance cost apportioned to the principal amount of Series A Notes repurchased. We also recorded a loss on partial extinguishment of the Series A Notes of $10.8 million in Other Expense, net, representing the difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized costs. As of September 30, 2019, $119.8 million aggregate principal amount of the Series A Notes remained outstanding.
The liability and equity components of the remaining portion of 2035 Notes consisted of the following (in thousands):

	As of September 30, 2019		As of December 31, 2018
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$119,828	$460,000	$119,828	$460,000
Less: 2035 Notes discount and issuance costs, net of amortization	(4,039)	(54,469)	(8,420)	(68,592)
Net carrying amount	$115,789	$405,531	$111,408	$391,408

Equity component, net of issuance costs	$79,555	$117,834	$79,555	$117,834

The unamortized discounts and issuance costs as of September 30, 2019 will be amortized over a weighted-average remaining period of approximately 2.5 years.
Interest expense for the three and nine months ended September 30, 2019 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$300	$1,869	$2,537	$5,585
Amortization of 2035 Notes discount and issuance costs	1,460	4,763	11,785	14,123
Total interest expense recognized	$1,760	$6,632	$14,322	$19,708

Effective interest rate on the liability component	6.2%	6.6%	6.3%	6.7%

Interest expense for the three and nine months ended September 30, 2018 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$300	$1,869	$2,237	$5,585
Amortization of 2035 Notes discount and issuance costs	1,405	4,543	10,362	13,471
Total interest expense recognized	$1,705	$6,412	$12,599	$19,056

Effective interest rate on the liability component	6.3%	6.7%	6.4%	6.8%

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

10. Commitments and Contingencies
Letters of Credit
We are party to letters of credit totaling $3.6 million and $3.8 million as of September 30, 2019 and December 31, 2018, respectively, issued primarily in support of operating leases for several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of September 30, 2019 and December 31, 2018, we had non-cancelable open orders of $5.7 million and $8.6 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of September 30, 2019, we have not incurred nor accrued any significant liabilities for such non-cancelable commitments.
Purchase Obligations
As of September 30, 2019, we had approximately $7.9 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In situations where we have received delivery of the goods or services as of September 30, 2019 under purchase orders outstanding as of the same date, such amounts are reflected in the condensed consolidated balance sheet as accounts payable or accrued liabilities, and are excluded from the $7.9 million.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through September 30, 2019, there have been no claims under any indemnification provisions.
11. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share, none of which were issued and outstanding as of September 30, 2019 or December 31, 2018.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of September 30, 2019 and December 31, 2018. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.

We had reserved shares of common stock for issuance as follows (in thousands):

	As of September 30, 2019	As of December 31, 2018
Reserved under stock award plans	39,933	35,743
Convertible Senior Notes	35,442	35,442
Employee Stock Purchase Plan (ESPP)	4,018	3,015
Total	79,393	74,200

12. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant's service for so long as such stock remains unvested. Approximately 11.9 million shares and 12.2 million shares of our common stock were reserved for future grants as of September 30, 2019 and December 31, 2018, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of approximately 4.0 million shares and 3.0 million shares of common stock were available for future issuance as of September 30, 2019 and December 31, 2018, respectively, under our ESPP.
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
Stock Option Activity
A summary of the activity for our stock option changes during the reporting period and a summary of information related to options outstanding and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2018	3,309	$12.49	4.1	$27,300
Exercised	(370)	8.54		2,633
Cancelled	(97)	20.31
Assumed in connection with acquisition	1,953	3.00
Balance — September 30, 2019	4,795	$8.77	5.4	$36,894
Options exercisable — September 30, 2019	3,088	$11.85	3.5	$19,556

Restricted Stock Award ("RSA") and Restricted Stock Unit ("RSU") Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting periods and a summary of information related to unvested restricted common stock, RSAs and RSUs, including those expected to vest based on the achievement of a performance condition, are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2018	20,281	$15.53	1.2	$328,761
Granted	12,675	16.86
Vested	(7,259)	16.13
Cancelled	(2,470)	16.11
Unvested balance — September 30, 2019	23,227	$16.03	1.3	$309,843
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — September 30, 2019	4,053	$17.44	0.9	$54,064

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
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP for the offering periods beginning in May 2019:

	Three and Nine Months Ended September 30, 2019	Three and Nine Months Ended September 30, 2018
Fair value of common stock	$14.59	$16.69
Risk-free interest rate	2.21% - 2.35%	2.08% - 2.23%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Volatility	39%	32% - 35%
Dividend yield	—%	—%

Stock-based compensation expense related to stock options, ESPP and restricted stock unit awards is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of product, subscription and support revenue	$3,590	$3,552	$11,501	$10,732
Cost of professional services revenue	3,289	3,491	10,639	10,841
Research and development	10,718	11,480	35,031	38,251
Sales and marketing	12,252	11,678	38,019	36,878
General and administrative	6,839	7,125	21,972	21,664
Total	$36,688	$37,326	$117,162	$118,366

As of September 30, 2019, total compensation cost related to stock-based awards not yet recognized was $306.8 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.7 years.

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
We recognized a provision for income taxes of $0.5 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively. We recognized a provision for income taxes of $3.3 million and $4.1 million for the nine months ended September 30, 2019 and 2018, respectively. The provision for income taxes was primarily comprised of income taxes in foreign jurisdictions and withholding taxes, offset by tax benefits from business combinations.
14. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and warrants. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for the three and nine months ended September 30, 2019 and 2018, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(65,495)	$(50,037)	$(208,193)	$(194,726)
Denominator:
Weighted average number of shares outstanding—basic and diluted	212,207	192,359	204,855	189,526
Net loss per share—basic and diluted	$(0.31)	$(0.26)	$(1.02)	$(1.03)

The following outstanding options and unvested shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2019	2018
Options to purchase common stock	4,795	3,501
Unvested restricted stock awards and units	23,227	21,428
Convertible senior notes	35,442	35,442
ESPP shares	691	537

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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	U.S.		EMEA		APAC		Other
Product and related subscription and support	$70,468	$78,297	$21,296	$21,583	$21,666	$21,537	$4,405	$5,594
Platform, cloud subscription and managed services	42,593	32,973	9,197	7,095	7,461	5,692	2,738	2,883
Professional services	30,275	22,823	7,675	5,015	4,726	3,832	3,414	4,327
Total revenue	$143,336	$134,093	$38,168	$33,693	$33,853	$31,061	$10,557	$12,804

	Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	U.S.		EMEA		APAC		Other
Product and related subscription and support	$207,359	$227,029	$67,197	$64,901	$64,785	$62,072	$14,431	$16,493
Platform, cloud subscription and managed services	115,111	93,222	26,258	20,202	20,384	16,511	8,303	8,125
Professional services	87,132	68,175	20,435	14,738	12,045	10,408	10,626	11,541
Total revenue	$409,602	$388,426	$113,890	$99,841	$97,214	$88,991	$33,360	$36,159

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
The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product and related subscription and support	$117,835	$127,011	$353,773	$370,495
Platform, cloud subscription and managed services	61,988	48,642	170,055	138,060
Professional services	46,091	35,998	130,238	104,862
Total revenue	$225,914	$211,651	$654,066	$613,417

Long lived assets by geography
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of September 30, 2019	As of December 31, 2018
Property and Equipment, net:
United States	$86,172	$80,313
International	9,048	8,850
Total property and equipment, net	$95,220	$89,163

For the three months ended September 30, 2019 and 2018, one distributor represented 12% and 20%, respectively, and one reseller represented 14% and 16%, respectively, of our total revenue. For the nine months ended September 30, 2019 and 2018, one distributor represented 14% and 20%, respectively, and one reseller represented 14% and 15%, respectively, of our total revenue.
As of September 30, 2019 and December 31, 2018, no customer represented 10% or more of our net accounts receivable balance for either period.

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

•	the evolution of the threat landscape facing our customers and prospects;

•	our ability, and the effects of our efforts, to educate the market regarding the advantages of our security solutions;

•	our ability to continue to grow revenues;

•	our future financial and operating results;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	our beliefs and objectives for future operations;

•	our ability to maintain our leadership position in advanced network security;

•	our ability to attract and retain customers and to expand our solutions footprint within each of these customers;

•	our expectations concerning customer retention rates as well as expectations for the value of subscriptions and services renewals;

•	our ability to maintain our competitive technological advantages against new entrants in our industry;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	cost of revenue, including changes in costs associated with products, manufacturing and customer support;

•	operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	anticipated income tax rates;

•	potential attrition and other impacts associated with restructuring;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	our ability to generate cash flows from operations and free cash flows;

•	our ability to capture new, and renew existing, contracts with the United States and international governments;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	the release of new products;

•	economic and industry trends or trend analysis;

•	the attraction, training, integration and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies;

•	our expectations, beliefs, plans, intentions and strategies related to our acquisition of Verodin, Inc. ("Verodin"); and

•	the effects of seasonal trends on our results of operations
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
Our Business Model
We generate revenue from sales of our network, email and endpoint security solutions, network forensics appliances, cloud threat intelligence and analytics subscriptions, managed security, our Mandiant professional services, our Helix security operations platform, and our Verodin security instrumentation platform. We disaggregate our revenue into two main categories: (i) product, subscription, and support and (ii) professional services. For the three months ended September 30, 2019 and 2018, product, subscription and support revenue as a percentage of total revenue was 80% and 83%, respectively. For the nine months ended September 30, 2019 and 2018, product, subscription and support revenue as a percentage of total revenue was 80% and 83%, respectively. Revenue from professional services was 20% and 17% for the three months ended September 30, 2019 and 2018, respectively. Revenue from professional services was 20% and 17% for the nine months ended September 30, 2019 and 2018, respectively.
Within the product, subscription and support category, we provide supplemental data to distinguish between solutions that are appliances dependent, and solutions and managed services that are not dependent on appliances. These solutions include security delivered entirely through the cloud or delivered through our hybrid on premise/cloud platform. Security solutions that are dependent on appliances are included in the product and related subscription and support sub-category, and solutions and managed services without dependency on the appliances are included in the platform, cloud subscription and managed services sub-category. For the three months ended September 30, 2019 and 2018, product and related subscription and support revenue as a percentage of total revenue was 52% and 60%, respectively. For the nine months ended September 30, 2019 and 2018, product and related subscription and support revenue as a percentage of total revenue was 54% and 60%, respectively. Revenue from platform, cloud subscription and managed services was 28% and 23% for the three months ended September 30, 2019 and 2018, respectively. Revenue from platform, cloud subscription and managed services was 26% and 23% for the nine months ended September 30, 2019 and 2018, respectively.
Revenue in the product and related subscription and support sub-category consists primarily of revenue from sales of our network, email and endpoint security solutions that are deployed on the customer's premise, either as an integrated security appliance or in distributed hybrid on-premise/cloud configurations. Both deployment options are available on pre-configured appliance hardware or as virtual appliance software, and include FireEye IDA and MVX detection technologies, our Dynamic Threat Intelligence ("DTI") cloud updates, and support services.
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
Sales of our network, email, and endpoint security solutions, platform, cloud subscription and managed services, initially increase our deferred revenue. Deferred revenue from our product, subscription and support sales as of September 30, 2019 and as of December 31, 2018 was $859.2 million and $868.0 million, respectively. The decrease in deferred revenue from our product, subscription and support sales as of September 30, 2019 compared to December 31, 2018 was the result of a decrease in sales of our appliance hardware and related subscription and support due to increased cloud adoption of our products. Cloud products tend to be shorter in contract length. Our retention rate of enterprise-class customers with subscriptions and support contracts expiring in the 12 months ended September 30, 2019 was consistent with historical retention rates.
To complement our product, subscription and support solutions, we offer professional services, including incident response and other security consulting services, to our customers who have experienced a cyber security breach or desire assistance assessing the resilience of their networks. The majority of our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from professional services is recognized as services are delivered. Revenue from our Expertise-on-Demand micro-services and some pre-paid professional services is deferred and revenue is recognized when services are delivered, and generally any unutilized balance is recognized upon the expiration of the service term. Deferred revenue from professional services as of September 30, 2019 and as of December 31, 2018 was $76.2 million and $66.8 million, respectively.
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

	Three Months Ended or As of		Nine Months Ended or As of
	September 30,		September 30,
	2019	2018	2019	2018
Product, subscription and support revenue	$179,823	$175,653	$523,828	$508,555
Professional services revenue	46,091	35,998	130,238	104,862
Total revenue	$225,914	$211,651	$654,066	$613,417
Year-over-year percentage increase	7%	7%	7%	7%
Gross margin percentage	65%	68%	65%	67%
Deferred revenue, current	$568,032	$528,752	$568,032	$528,752
Deferred revenue, non-current	$367,375	$358,403	$367,375	$358,403
Billings (non-GAAP)	$248,572	$219,250	$651,895	$590,472
Net cash provided by (used in) operating activities	$18,498	$21,899	$28,022	$(13,201)
Free cash flow (non-GAAP)	$8,123	$11,524	$(10,593)	$(6,646)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$225,914	$211,651	$654,066	$613,417
Add: Deferred revenue, end of period	935,407	887,155	935,407	887,155
Less: Deferred revenue, beginning of period	(912,749)	(879,556)	(934,828)	(910,100)
Less: Deferred revenue assumed through acquisitions	—	—	(2,750)	—
Billings (non-GAAP)	$248,572	$219,250	$651,895	$590,472
We have provided disaggregation of billings below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product and related subscription and support	$108,621	$120,502	321,910	317,892
Platform, cloud subscription and managed services	84,637	59,360	190,931	166,087
Professional Services	55,314	39,388	139,054	106,493
Billings (non-GAAP)	$248,572	$219,250	$651,895	$590,472
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net cash provided by (used in) operating activities	$18,498	$21,899	$28,022	$(13,201)
Add: deemed repayment of convertible senior notes attributable to accreted debt discount	—	$—	—	43,575
Less: purchase of property and equipment and demonstration units	(10,375)	(10,375)	(38,615)	(37,020)
Free cash flow (non-GAAP)	$8,123	$11,524	$(10,593)	$(6,646)
Net cash used in investing activities	$(54,903)	$23,175	$(156,165)	$(19,186)
Net cash provided by financing activities	$1,664	$853	$15,474	$248,793
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
Newly hired sales and marketing employees typically require several months to establish prospective relationships and achieve full sales productivity. In addition, although we believe our investments in market education have increased awareness of us and our solutions globally, sales teams in certain international markets may serve local markets that have limited awareness of us and our solutions, or have specific requirements that are not available with our solutions. All of these factors will influence the timing and overall levels of sales productivity, impacting the rate at which we will be able to convert prospects to sales and drive revenue growth.
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

•
Research and development. Research and development expense consists primarily of personnel costs and allocated overhead. Research and development expense also includes prototype related expenses. We expect research and development expense to remain flat in absolute dollars and decrease as a percentage of total revenue.

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

•
General and administrative. General and administrative expense consists of personnel costs, professional service costs and allocated overhead. General and administrative personnel include our executive, finance, human resources, facilities and legal organizations. Professional service costs consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to remain relatively flat in absolute terms, but decrease as a percentage of total revenue.

•
Restructuring charges. In January 2019 and August 2019, we implemented restructuring plans designed to align our resources with the strategic initiatives of the business. These restructuring plans resulted in a reduction of our workforce as well as the exiting and downsizing of certain real estate facilities. The expenses incurred primarily consisted of employee severance charges and other termination benefits, as well as real estate and related fixed asset charges for the consolidation of certain leased facilities. We did not incur any expense related to restructuring activities in 2018.

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

	Three Months Ended September 30,
	2019		2018
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars in thousands)
Revenue:
Product, subscription and support	179,823	80%	$175,653	83%
Professional services	46,091	20	35,998	17
Total revenue	225,914	100	211,651	100
Cost of revenue:
Product, subscription and support	54,272	24	46,752	22
Professional services	24,948	11	20,682	10
Total cost of revenue	79,220	35	67,434	32
Total gross profit	146,694	65	144,217	68
Operating expenses:
Research and development	68,857	30	62,120	29
Sales and marketing	98,355	44	92,297	44
General and administrative	27,717	12	26,241	12
Restructuring charges	6,481	3	—	—
Total operating expenses	201,410	89	180,658	85
Operating loss	(54,716)	(24)	(36,441)	(17)
Interest income	5,275	2	4,484	2
Interest expense	(15,554)	(7)	(14,976)	(7)
Other expense, net	40	—	(1,424)	(1)
Loss before income taxes	(64,955)	(29)	(48,357)	(23)
Provision for income taxes	540	—	1,680	1
Net loss	$(65,495)	(29)%	$(50,037)	(24)%

	Nine Months Ended September 30,
	2019		2018
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars in thousands)
Revenue:
Product, subscription and support	$523,828	80%	$508,555	83%
Professional services	130,238	20	104,862	17
Total revenue	654,066	100	613,417	100
Cost of revenue:
Product, subscription and support	155,938	24	140,317	23
Professional services	72,243	11	62,328	10
Total cost of revenue	228,181	35	202,645	33
Total gross profit	425,885	65	410,772	67
Operating expenses:
Research and development	203,790	31	191,891	31
Sales and marketing	303,745	46	283,744	46
General and administrative	83,019	13	80,838	13
Restructuring charges	10,280	2	—	—
Total operating expenses	600,834	92	556,473	91
Operating loss	(174,949)	(27)	(145,701)	(24)
Interest income	17,260	3	10,807	2
Interest expense	(46,224)	(7)	(41,298)	(7)
Other expense, net	(1,018)	—	(14,390)	(2)
Loss before income taxes	(204,931)	(31)	(190,582)	(31)
Provision for income taxes	3,262	—	4,144	1
Net loss	$(208,193)	(32)%	$(194,726)	(32)%

Comparison of the Three Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,
	2019		2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product, subscription and support	$179,823	80%	$175,653	83%	$4,170	2%
Professional services	46,091	20	35,998	17	10,093	28
Total revenue	$225,914	100%	$211,651	100%	$14,263	7%

Product, subscription and support by type:
Product and related subscription and support	$117,835	52%	$127,011	60%	$(9,176)	(7)%
Platform, cloud subscription and managed services	61,988	28	48,642	23	13,346	27
Total Product, subscription and support	$179,823	80%	$175,653	83%	$4,170	2%

Revenue by geographic region:
U.S.	$143,336	63%	$134,093	63%	$9,243	7%
EMEA	38,168	17	33,693	16	4,475	13
APAC	33,853	15	31,061	15	2,792	9
Other	10,557	5	12,804	6	(2,247)	(18)
Total revenue	$225,914	100%	$211,651	100%	$14,263	7%
Product, subscription and support revenue increased by $4.2 million, or 2%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was comprised of an increase in platform, cloud subscription and managed services revenue of $13.3 million, which was offset by a decrease in product and related subscription and support revenue of $9.2 million. The increase in platform, cloud subscription and managed services reflected increased recognition of deferred revenue associated with sales of our threat intelligence subscriptions, our platform solutions, our cloud-based email and endpoint security, our Helix platform, and our Managed Defense managed security service as well as revenues from our recent acquisition of Verodin. The decrease in product and related subscription and support revenue was primarily due to a decrease in the recognition of deferred revenue associated with the decrease in appliance sales of our on-premise solutions as customers migrate towards cloud-based solutions in conjunction with lower subscription and support revenues associated with the end of life of our third generation appliances first introduced in 2012.
Professional services revenue increased by $10.1 million, or 28%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily driven by revenues from incident response services and other strategic consulting services and an increase in billable hours due to an increase in engagements and professional services personnel as compared to the same period in 2018.
Our international revenue increased $5.0 million, or 6%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase reflects growth in sales from certain international regions compared to prior periods as we expanded our international market presence, which resulted in an increase in revenue recognized from a build-up of deferred revenue from prior periods.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2019		2018		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product, subscription and support	$54,272		$46,752		$7,520	16%
Professional services	24,948		20,682		4,266	21
Total cost of revenue	$79,220		$67,434		$11,786	17%
Gross margin:
Product, subscription and support		70%		73%
Professional services		46%		43%
Total gross margin		65%		68%
The cost of product, subscription and support revenue increased by $7.5 million, or 16%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in cost of product, subscription and support revenue was primarily the result of an increase in payroll related costs and third-party cloud hosting costs associated with our accelerated migration to a cloud-based solution related to increased subscription and support sales. This was partially offset by a decrease in cost of product and related subscription and support revenue.
The cost of professional services revenue increased by $4.3 million or 21% during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in cost of professional services revenue was primarily due to an increase in personnel costs due to increased headcount assigned to projects.
Gross profit margin percentage decreased by 3% during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease in gross margin percentage was due to an increase in third-party hosting fees in our cost of product, subscription and support revenues as we have transitioned some of our cloud-based solutions from in house data centers to third-party cloud hosting, offset in part by an increase in gross margin percentage from professional services. We expect to continue this transition throughout the remainder of this year and potentially beyond.
Operating Expenses

	Three Months Ended September 30,
	2019		2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$68,857	30%	$62,120	29%	$6,737	11%
Sales and marketing	98,355	44	92,297	44	6,058	7
General and administrative	27,717	12	26,241	12	1,476	6
Restructuring charges	6,481	3	—	—	6,481	100
Total operating expenses	$201,410	89%	$180,658	85%	$20,752	11%
Includes stock-based compensation expense of:
Research and development	$10,718		$11,480
Sales and marketing	12,252		11,678
General and administrative	6,839		7,125
Total	$29,809		$30,283
Research and Development
Research and development expense increased by $6.7 million, or 11%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily due to a $3.7 million increase in salary and benefits costs associated with an increase in headcount, an increase of $1.7 million in depreciation related to internally developed software, and approximately $1.1 million in third-party hosting fees.

Sales and Marketing
Sales and marketing expense increased by $6.1 million, or 7%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily due to a $2.9 million increase in commission costs from the amortization of deferred commissions resulting from increased billings, a $2.6 million increase in payroll related costs due to increased headcount, in part due to our acquisition of Verodin, as well as an increase of approximately $0.6 million in stock-based compensation costs.
General and Administrative
General and administrative expense increased by $1.5 million, or 6%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily due to an increase of $0.5 million in payroll related costs as well as an increase of $1.1 million in fees paid to legal and other professional services firms.
Restructuring Charges
During the three months ended September 30, 2019, we incurred restructuring charges of approximately $6.5 million, which primarily related to employee severance charges and other termination benefits as well as certain facilities exit costs under our August 2019 restructuring plan. We incurred no restructuring charges during the three months ended September 30, 2018.

Interest Income

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Interest income	$5,275	$4,484	$791	18%
Interest income increased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due to a higher rate of return on our investments in conjunction with higher average balances in our cash and cash equivalents and investments.
Interest Expense

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Interest expense	$(15,554)	$(14,976)	$(578)	4%
Interest expense increased slightly for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Interest expense pertains primarily to the amortization of discount and issuance costs related to our convertible senior notes.
Other Expense, Net

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Other income (expense), net	$40	$(1,424)	$1,464	(103)%
Other income (expense), net increased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to foreign currency transaction gains as compared to the three months ended September 30, 2018.
Provision for Income Taxes

	Three Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Provision for income taxes	$540	$1,680
Effective tax rate	(0.8)%	(3.5)%

The provision for income taxes decreased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease in the provision for income taxes was due primarily to lower foreign taxes and a tax benefit from the Verodin business combination in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
Comparison of the Nine Months Ended September 30, 2019 and 2018
Revenue

	Nine Months Ended September 30, 2019
	2019		2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product, subscription and support	$523,828	80%	$508,555	83%	$15,273	3%
Professional services	130,238	20	104,862	17	25,376	24
Total revenue	$654,066	100%	$613,417	100%	$40,649	7%

Product, subscription and support by type:
Product and related subscription and support	$353,773	54%	$370,495	60%	$(16,722)	(5)%
Platform, cloud subscription and managed services	170,055	26	138,060	23	31,995	23
Total Product, subscription and support	$523,828	80%	$508,555	83%	$15,273	3%

Revenue by geographic region:
United States	$409,602	63%	$388,426	63%	$21,176	5%
EMEA	113,890	17	99,841	16	14,049	14
APAC	97,214	15	88,991	15	8,223	9
Other	33,360	5	36,159	6	(2,799)	(8)
Total revenue	$654,066	100%	$613,417	100%	$40,649	7%
Product, subscription and support revenue increased by $15.3 million, or 3%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in product, subscription and support revenue consisted of an increase of $32.0 million in platform, cloud subscription and managed services revenue, offset by a decrease of $16.7 million in product and related subscription and support revenue. The increase in platform, cloud subscriptions and managed services was primarily due to an increase in revenue recognized from deferred revenue related to growth in sales in our threat intelligence subscriptions, our platform solutions, our cloud-based email and endpoint security, our Helix platform, and our Managed Defense managed security service as well as revenues from our recent acquisition of Verodin. The decrease in product and related subscription and support revenue was primarily due to customer buying preferences shifting to cloud-based subscriptions and a decrease in amortization of deferred revenue related to appliance-based sales in prior periods in conjunction with lower subscription and support revenues associated with the end of life of our third generation appliances first introduced in 2012.
Professional services revenue increased by $25.4 million, or 24%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily due to revenues from incident response services and other strategic consulting services and an increase in billable hours due to more engagements and professional services personnel as compared to the same period in 2018.
Our international revenue increased $19.5 million, or 9%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, which reflects a continued increase in our international market presence driven by increases in international professional services revenue and the related product and subscription pull through from those service engagements.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2019		2018		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product, subscription and support	$155,938		$140,317		$15,621	11%
Professional services	72,243		62,328		9,915	16
Total cost of revenue	$228,181		$202,645		$25,536	13%
Gross margin:
Product, subscription and support		70%		72%
Professional services		45%		41%
Total gross margin		65%		67%
The cost of product, subscription and support revenue increased by $15.6 million, or 11%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in cost of revenues was primarily due to an increase of approximately $13.1 million in third-party hosting costs and an increase of $7.0 million in personnel related costs. The increase was offset in part by a decrease in expense for obsolete inventory of $1.6 million as well as various immaterial decreases in expense including stock-based compensation, payroll and depreciation totaling $1.4 million as compared to the same period in 2018.
The cost of professional services revenue increased $9.9 million, or 16%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in cost of professional services revenue was primarily due to an increase in personnel related expenses due to an increase in headcount and related increase in billable hours as compared to the same period in 2018.
Gross profit margin decreased 2% as a percentage of revenue during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. While the product, subscription and support gross profit margin decreased slightly, it was offset in part by a 4% increase in professional services gross margin due primarily to an increase in billable hours as compared to the same period in 2018.
Operating Expenses

	Nine Months Ended September 30,
	2019		2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$203,790	31%	$191,891	31%	$11,899	6%
Sales and marketing	303,745	46	283,744	46	20,001	7
General and administrative	83,019	13	80,838	13	2,181	3
Restructuring charges	10,280	2	—	—	10,280	100
Total operating expenses	$600,834	92%	$556,473	91%	$44,361	8%
Includes stock-based compensation expense of:
Research and development	$35,031		$38,251
Sales and marketing	38,019		36,878
General and administrative	21,972		21,664
Total	$95,022		$96,793
Research and Development
Research and development expense increased $11.9 million, or 6%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was due primarily to a $7.6 million increase in personnel related costs, a $2.0 million increase in third-party hosting costs and a $5.1 million increase in amortization of internally developed software as compared to the same period in 2018.

Sales and Marketing
Sales and marketing expense increased $20.0 million, or 7%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was due primarily to an increase in commissions of $9.7 million, an increase in personnel related expense of $7.2 million, an increase in stock-based compensation expense of $1.1 million and an increase in travel related expense of $0.8 million as compared to the same period in 2018.
General and Administrative
General and administrative expense increased by $2.2 million, or 3%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily due to a $1.9 million increase in personnel related expense and a $0.8 million increase in legal and professional services expenses, offset in part by a $0.6 million net decrease in other operating expenses, including bad debt expense.
Restructuring Charges
During the nine months ended September 30, 2019, we incurred restructuring charges of approximately $10.3 million, which primarily related to employee severance charges and other termination benefits as well as certain facilities exit costs under our January 2019 and August 2019 restructuring plans. We incurred no restructuring charges during the nine months ended September 30, 2018.
Interest Income

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Interest income	$17,260	$10,807	$6,453	60%
Interest income increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, due to a higher rate of return on our investments as well as higher average balances in our cash and cash equivalents and investments.
Interest Expense

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Interest expense	$(46,224)	$(41,298)	$(4,926)	12%
Interest expense increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to the amortization of discount and issuance costs related to the 2035 Notes as well as the issuance of the 2024 Notes during the nine months ended September 30, 2018.
Other Expense, Net

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Other expense, net	$(1,018)	$(14,390)	$13,372	(93)%
Other income (expense), net for the nine months ended September 30, 2019 decreased primarily due to an $0.8 million decrease in recognized loss pertaining to an investment in a privately held company for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, and a loss on extinguishment recorded on a portion of the Series A Notes in the amount of $10.8 million that occurred in May 2018.
Provision for Income Taxes

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Provision for income taxes	$3,262	$4,144
Effective tax rate	(1.6)%	(2.2)%

The provision for income taxes decreased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in the provision for income taxes for the nine months ended September 30, 2019 was due primarily to lower foreign taxes and a larger business combination tax benefit as compared to the nine months ended September 30, 2018.

Liquidity and Capital Resources

	As of September 30, 2019	As of December 31, 2018
	(In thousands)
Cash and cash equivalents	$297,160	$409,829
Short-term investments	$699,817	$706,691

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash provided by (used in) operating activities	$28,022	$(13,201)
Cash used in investing activities	(156,165)	(19,186)
Cash provided by financing activities	15,474	248,793
Net increase (decrease) in cash and cash equivalents	$(112,669)	$216,406

As of September 30, 2019, our cash and cash equivalents of $297.2 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $80.6 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2019 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
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
Operating Activities
During the nine months ended September 30, 2019, our operating activities provided cash of $28.0 million. We incurred a net loss of $208.2 million, which included net non-cash expenses of $229.0 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible senior notes. Our net change in operating assets and liabilities provided cash of $7.2 million, primarily related to an increase in prepaid expenses and other current assets of $4.8 million primarily due to an increase in deferred commissions and a decrease in accounts receivable of $5.9 million due to increased collections. Our net change in operating assets and liabilities also consisted of an increase in accrued compensation of $2.4 million and an increase in accounts payable of $2.1 million, and was partially offset by a decrease in other long-term liabilities of $7.1 million, and a decrease in deferred revenue of $2.2 million.

During the nine months ended September 30, 2018, our operating activities used cash of $13.2 million. We incurred a net loss of $194.7 million, which included net non-cash expenses of $231.1 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense, loss on the repurchase of the Series A Notes and non-cash interest expense related to the Series A Notes. As required under ASU 2016-15, we classified $43.6 million of the $330.4 million Series A Notes cash repayment as deemed repayment of Series A Notes accreted debt discount as a cash outflow for operating activities. Our net change in operating assets and liabilities used cash of $6.0 million, primarily related to reductions in deferred revenue of $22.9 million, accounts payable of $6.6 million, and increase in prepaid expenses of $3.0 million due to prepayment of commissions, which was partially offset by cash sourced from a reduction in accounts receivable of $16.0 million due to increased collections and increased accrued liabilities of $8.4 million due to accretion of interest on our convertible senior notes.
Investing Activities
Cash used in investing activities during the nine months ended September 30, 2019 was $156.2 million. This was primarily due to $127.2 million used to acquire Verodin, net of cash acquired, and $38.6 million used for capital expenditures to purchase property and equipment and demonstration units and $9.1 million provided by net maturities of short-term investments.
Cash used in investing activities during the nine months ended September 30, 2018 was $19.2 million, primarily for capital expenditures to purchase property and equipment and demonstration units of $37.0 million and cash used in the acquisition of X15, partially offset by net maturities of short-term investments of $23.5 million.
Financing Activities
During the nine months ended September 30, 2019, financing activities provided $15.5 million in cash, primarily from employee purchases of shares under the 2013 Employee Stock Purchase Plan ("ESPP") and exercises of employee stock options.
During the nine months ended September 30, 2018, financing activities provided $248.8 million in cash, primarily from proceeds of $584.4 million received from the issuance of the 2024 Notes, $11.0 million from employee purchases of shares under the ESPP and $5.4 million from exercises of employee stock options. These proceeds were partially offset by the $286.8 million cash outflow attributable to the aggregate principal of the Series A Notes repurchased and $65.2 million for the purchase of the Capped Calls related to the 2024 Notes.
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
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at September 30, 2019 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $997.0 million and $1,116.5 million as of September 30, 2019 and December 31, 2018, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions, the U.S. Treasury and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to our investment policies which limit the duration of our short-term investments. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as the Series A Notes, Series B Notes and 2024 Notes have fixed interest rates of 1.000%, 1.625% and 0.875%, respectively. The fair value of the Convertible Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of September 30, 2019, the fair value of our convertible senior notes was approximately $1.1 billion.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred operating losses each year since our inception, including net losses of $65.5 million and $50.0 million during the three months ended September 30, 2019 and 2018, respectively, and net losses of $208.2 million and $194.7 million during the nine months ended September 30, 2019 and 2018, respectively. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.

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
Some of our competitors have made or could make acquisitions of businesses that allow them to offer more competitive and comprehensive solutions. As a result of such acquisitions, our current or potential competitors may accelerate the adoption of new technologies that better address end-customer needs, devote greater resources to bring these products and services to market, initiate or withstand substantial price competition, or develop and expand their product and service offerings more quickly than we do. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, and loss of market share.
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

Further, in June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” which could lead to further legislative and regulatory changes. The United Kingdom Data Protection Act that substantially implements the GDPR became law in May 2018. Whether the United Kingdom's withdrawal from the European Union pursuant to Brexit ultimately transpires, as well as its timing, remain unclear, as do the development of United Kingdom data protection laws or regulations in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.
California enacted legislation in 2018, the California Consumer Privacy Act (“CCPA”), that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA has been amended on multiple occasions and is the subject of proposed regulations of the California Attorney General that were released on October 10, 2019. Aspects of the CCPA and its interpretation remain unclear at this time. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. In general, if our estimates, judgments or assumptions related to our critical accounting policies change or if actual circumstances differ from our estimates, judgments or assumptions, our results of operations may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, which may result in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to assets, liabilities, revenue, expenses and related disclosures.
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
We have substantial existing indebtedness. In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the "Series A Notes") and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the "Series B Notes" and, together with the Series A Notes, the "2035 Notes"). During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (the "2024 Notes" and, together with the 2035 Notes, the "convertible notes") and repurchased approximately $340.2 million aggregate principal amount of certain of the 2035 Notes. As a result, as of September 30, 2019, we had approximately $1.2 billion aggregate principal amount of convertible notes outstanding.
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
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. The price of our common stock during the last twelve months has ranged from $12.66 to $20.61 as measured through October 30, 2019, and the last reported sale price on October 30, 2019 was $15.39. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREEYE, INC.

Dated: November 1, 2019	By:	/s/ Frank E. Verdecanna
Frank E. Verdecanna
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and duly authorized signatory)