Form 10-K
period 2019-12-31
FireEye, Inc.
filed 2020-02-21
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number 001-36067

FireEye, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1548921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 McCarthy Blvd.
Milpitas, CA 95035
(408) 321-6300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FEYE	The NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3.1 billion, based on the closing sales price of such stock reported for such date on The NASDAQ Global Select Market. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of outstanding shares of the registrant’s common stock was 222,619,096 as of February 18, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” the negative and plural forms of these words and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the evolution of the threat landscape facing our customers and prospects;

•	our ability, and the effects of our efforts, to educate the market regarding the advantages of our security solutions;

•	our ability to continue to grow revenues, in particular annual recurring revenues from cloud and subscriptions;

•	our expected rate of decline in mature appliance revenues and associated subscription and support revenues;

•	our future financial and operating results;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	our beliefs and objectives for future operations;

•	our ability to maintain our leadership position in advanced network security;

•	our ability to attract and retain customers and to expand our solutions footprint within each of these customers;

•	our expectations concerning customer retention rates as well as expectations for the value of subscriptions and services renewals;

•	our ability to maintain our competitive technological advantages against new entrants in our industry;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	cost of revenue, including changes in costs associated with products, manufacturing and customer support;

•	trends in operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	anticipated income tax rates;

•	potential attrition and other impacts associated with restructuring;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	our ability to generate cash flows from operations and free cash flows;

•	our ability to capture new, and renew existing, contracts with the United States and international governments;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	the release of new products;

•	economic and industry trends or trend analysis;

•	the attraction, training, integration and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies;

•	our expectations, beliefs, plans, intentions and strategies related to our acquisition of Verodin, Inc. ("Verodin"); and

•	the effects of seasonal trends on our results of operations
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

PART I
Item 1. Business
General
We provide comprehensive intelligence-based cybersecurity solutions that allow organizations to prepare for, prevent, investigate, respond to and remediate cyber attacks, including attacks targeting on-premise, cloud, hybrid and critical infrastructure environments. Our portfolio of cybersecurity products and services helps customers minimize the risk of costly cyber security breaches by:

•	validating the effectiveness of existing cybersecurity controls before an attack occurs,

•	detecting and preventing advanced, targeted and other evasive attacks missed by other security controls,

•	enabling more efficient management of security operations, including alert management, investigation and response when a breach occurs, and

•	providing assessment, training and other strategic security consulting services that help organizations improve their resilience to attack.
We accomplish this through the integration of our core competitive advantages in solutions and services. Our core competitive advantages include:

•
Our technologies, including our machine-learning, behavioral-based, and rules-based threat detection, analysis and correlation technologies, our proprietary Multi-vector Virtual Execution ("MVX") engine, and our security validation, security orchestration, automation and response ("SOAR"), and cloud visibility technologies,

•
Our intelligence on threats and threat actors based on the continuous flow of machine-based, attacker-based and victim-based threat data from our global network of threat sensors and virtual machines, as well as threat intelligence gathered by our security analysts, consultants and incident responders, and

•	Our accumulated security expertise derived from responding to thousands of significant breaches over the past 15 years.
Our portfolio of cybersecurity solutions includes network, email, endpoint and cloud security detection and prevention solutions, threat intelligence solutions, security validation solutions, threat analysis and management solutions, and managed detection and response services. We design our cyber security solutions to rapidly incorporate new threat intelligence and adapt to changes in the threat environment in a cycle of intelligence-driven innovation.
Our products are complemented by our strategic security consulting and incident response services. Our services leverage our products and technologies to assess customers’ security controls and processes, investigate security incidents and help customers respond to and remediate breaches. We believe that the combination of our technologies, threat intelligence and security expertise allows us to deliver more effective cyber security solutions and build long-term relationships with our customers.
We were founded in 2004 to address the inability of signature-based security solutions to detect the new generation of dynamic, stealthy and targeted cyber attacks, known as advanced persistent threats ("APTs"). To meet the challenges of detecting these previously unknown threats, for which there were no signatures, we developed our MVX engine. MVX is a virtual machine-based threat detection and analysis engine that works in conjunction with our machine-learning and behavioral analysis capabilities to detect and prevent both known and unknown threats in customers’ on-premise networks, emails, endpoints and in the cloud, while minimizing costly false positive alerts.
Since 2013, we have evolved our business from a focus on appliance-based detection and prevention of APTs in customers’ on-premise networks by expanding our portfolio of products and services to help our customers improve their resilience to all types of cyber threats across on-premise, cloud, and critical infrastructure environments.
In December 2013, we acquired Mandiant Corporation, a leading provider of advanced endpoint security, cloud-based threat analysis, and security incident response management solutions. As a result of the Mandiant acquisition, we expanded our threat intelligence to include contextual information on cyber attackers’ tools and techniques, augmented our threat detection technologies with endpoint detection and forensic capabilities, and added a comprehensive suite of cyber security consulting and incident response services.
In January 2016, we acquired iSIGHT Security, Inc. and Invotas International Corporation, which increased our threat intelligence capabilities to include pre-attack adversary intelligence and added security orchestration and automation technology, respectively.
In May 2019, we acquired Verodin, Inc., a leading provider of security validation and attack simulation software.
In January 2020, we acquired Cloudvisory LLC, a provider of cloud visibility and control solutions.
As of December 31, 2019, we had approximately 8,800 end-customers, including more than 50% of the Forbes Global 2000. Our customers include leading enterprises in a diverse set of industries, including telecommunications, technology, financial services, public utilities, healthcare and oil and gas, as well as leading U.S. and international governmental agencies.
For 2019, 2018 and 2017, our revenue was $889.2 million, $831.0 million and $779.6 million, respectively, representing year-over-year growth of 7% for 2019 and 7% for 2018, and our net losses were $257.4 million, $243.1 million and $285.2 million, respectively.

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
Our Cybersecurity Solutions and Services
Our solutions and services are designed to help small-to-mid sized enterprises, large enterprises and public sector entities improve their resilience to cyber attacks and reduce the risk of a costly breach. Our products include detection and prevention solutions for network, email, endpoint and cloud security, security validation platform, cloud-based threat intelligence and analytics solutions, our Helix security platform, and managed detection and response services. These products are complemented by our technology-enabled professional services, including incident response and strategic cyber security consulting services.
Customers may choose to deploy our detection and prevention solutions integrated on optimized appliance hardware, as virtual sensors, as a cloud-based service, or in hybrid deployments of all three options. Our detection and prevention solutions require subscriptions to our Dynamic Threat Intelligence ("DTI") cloud and to our technical support, which are priced either as a percentage of the appliance hardware or included in an all-inclusive subscription. Subscriptions are typically offered for one- or three-year terms. We typically invoice customers for the full term of the subscriptions up-front.
Our cloud-based security solutions, Helix security platform, security validation platform and managed detection and response services are offered in one- or three-year subscriptions and are priced based on appropriate use metrics. These subscriptions are invoiced either up-front for the full term of the subscription or annually, based on customer preference. Our security validation platform is also available as a term license, typically for a one-year term.
Our strategic security consulting and incident response services are invoiced according to pre-determined contract terms for consulting services and on a time-and-materials basis for incident response. Expertise-on-Demand is offered as a pre-paid one-year subscription.
Product, Subscription and Support
Threat Detection and Prevention Solutions
Our detection and prevention solutions utilize our advanced threat detection technologies, including our machine learning and behavioral analysis technologies and our MVX engine, to identify malicious content embedded in Internet and network traffic, emails, software downloads, files, and other data transfers and electronic communications. Our portfolio encompasses solutions for network security, email security, endpoint security and cloud security that are available in a variety of form factors and deployment options, including integrated in optimized appliance hardware, on a virtual appliance, and as cloud-based software. Additionally, customers can deploy our MVX analysis engine as a cloud-based service in distributed, cloud and hybrid architectures. Our network, email, endpoint and cloud security solutions correlate alerts and other operational data, such as activity logs, through our Helix security platform to provide situational awareness and identify and protect against cyber attacks.
•Network Security and Network Forensics Solutions.
Network security. Our network security solutions utilize our detection technologies and our MVX engine in a two-phase approach to detect, validate and block advanced, targeted and other evasive attacks missed by other security controls, such as network firewalls. Our network security solutions may be deployed at the network perimeter to detect threats embedded in inbound Internet traffic as well as data exfiltration in outbound Internet traffic or across network segments to detect threats embedded in internal network traffic, such as ransomware. Additionally, our network security solutions can be deployed in the cloud to detect threats embedded in cloud-based traffic or stored in cloud-based files. All our network security solutions require subscriptions to our DTI cloud for up-to-date threat data and to our technical support services to maintain high detection efficacy.
Network forensics. Our network forensics solutions capture, store and index full network packets at rapid speeds to allow organizations to investigate and resolve security incidents. Our network forensics solutions require a subscription to our technical support services.
•Email Security Solutions. Our email security solutions detect and stop spear phishing, ransomware, sender impersonation, credential phishing, typo-squatting, and other email-based attacks. We offer our email security in a Server Edition with multiple deployment options, or as a cloud-based service. Both versions utilize our malicious URL detection technologies, our machine-learning technologies and our MVX engine to inspect emails for zero-day exploits, malicious URLs, behavioral anomalies and other malware hidden in attachments. If an attack is confirmed, the malicious email is quarantined for further analysis and deletion.
Email Security - Server Edition is an on-premises appliance-based email security solution that can be deployed with an integrated MVX analysis engine or in a distributed architecture with our MVX analysis engine as a centralized service. Email Security-Server Edition requires subscriptions to our DTI cloud, our URL and malicious attachment database, and our technical support services.
Email Security - Cloud Edition is a cloud-based secure email gateway designed to integrate with cloud-based email systems such as Microsoft Office 365 with Exchange Online Protection and Google Mail. Email Security - Cloud Edition provides the same advanced correlation, analytics and MVX threat validation as Email Security - Server Edition, and also includes anti-spam and antivirus protection to defend against conventional signature-based threats. Email Security - Cloud Edition is offered as a subscription on a per user basis.
•Endpoint Security Solutions. Our endpoint security solution consists of a centralized management application, available through an on-premise appliance or as a cloud-based user interface, and lightweight endpoint agents deployed on desktops, laptops, servers and other end-user devices. The solution combines signature-based detection of known threats with machine-learning, behavior-based analytics, and advanced endpoint detection and response (EDR) capabilities to provide a comprehensive detection, protection and response solution in a single agent. The endpoint security agent also enables rapid containment, collects forensic data necessary for post-breach investigation and enables analysis of attacks.
Our endpoint security solutions include subscriptions to our DTI cloud for up-to-date threat data and our technical support services and are priced on a per user or per agent basis.
•Cloud Security Solutions. Our Cloud Security solutions include Detection-on-Demand MVX analysis security-as-a-service, cloud-native network security, and cloud visibility software. Our cloud security solutions are designed to help organizations track and secure decentralized accounts, detect threats embedded in data and files stored in cloud services, prevent misconfiguration in public cloud platforms, provide visibility and control across multiple cloud environments, and enable centralized reporting for compliance.
•Customer Support and Maintenance Services. We require technical support on all our appliance-based threat detection and protection solutions. We offer subscriptions to multiple levels of support, which are priced either as a percentage of an integrated appliance or included in an all-inclusive subscription with virtual appliances and cloud-based solutions. We have regional support centers located across the globe to help customers solve technical challenges they may encounter. In addition to providing regular software updates and post-sales support activities, our support organization works with our product management and engineering teams to ensure the attainment of defined pre-requisite quality levels for our products and services prior to release.
Security Validation and Security Operations Management Solutions

•
Helix Security Platform. Our Helix security platform is a cloud-hosted security platform that combines security alerts generated by our network, email, endpoint, and cloud security solutions, as well as alerts from more than 550 third-party security and IT products, with our contextual threat intelligence, threat analytics, and orchestration capabilities within a unified interface.

By enriching raw security event data with our contextual threat intelligence and our user and entity behavior analytics, Helix provides situational awareness and helps identify and prioritize critical alerts, including multi-vector, non-malware-based threats. Helix also serves as a management console for FireEye detection and prevention solutions and as an investigative platform with case management and workflow tools, as well as pre-loaded playbooks to automate and orchestrate the response to security incidents across an organization. Helix also provides customizable dashboards to aggregate, search and present security data and provides detailed reporting for compliance purposes.

•
Security Validation Platform. Our Mandiant security validation platform (formerly Verodin Security Instrumentation Platform) uses the latest threat intelligence to test the effectiveness of existing security controls against cyber attacks. Our security validation platform includes a management and reporting console (the “Director”) and distributed agents (“Actors”) for network, endpoint, email and cloud security controls. The Director instructs Actors to run tests using known attacks and then aggregates, analyzes and reports on detection, prevention and alerts data to identify equipment misconfigurations, opportunities for optimization and environmental drift within the IT environment. Our security validation platform is available in multiple form factors and deployment options and includes integrations with our network, email, endpoint and cloud security solutions, as well as with security solutions from more than 50 third party vendors.

Threat Intelligence Solutions

•
Dynamic Threat Intelligence Cloud. Our DTI cloud is a bi-directional cloud-based service that collects, correlates and anonymizes machine-generated security data from our network, email, endpoint and cloud security solutions. DTI also distributes updated threat detection and prevention algorithms and software updates to our network, email, endpoint and cloud security solutions based on new threat intelligence and an evolving attack landscape. A subscription to our DTI cloud is required for all network, email, endpoint and cloud security solutions.

•
Mandiant Threat Intelligence. Mandiant Threat Intelligence includes subscriptions to the latest threat intelligence reports, based on the active monitoring of attacker personas, including nation-state sponsored groups. The resulting intelligence on adversaries is codified in reports and distributed through our Threat Intelligence Portal to enable organizations to proactively defend against new and emerging cyber threats before an attack is launched.

On-Demand and Managed Service-as-a-Service Solutions

•
Mandiant Managed Defense is a technology-enabled managed detection and response service that utilizes our latest adversary, machine-based, and victim threat intelligence to detect, investigate, and proactively hunt for known and previously undetected threats in our customers' environments.

•
Mandiant Digital Threat Monitoring uses customer-defined key words and our automated web reconnaissance technology to analyze content on the open and dark web for credential leakage, public data exposure and other potential threats.

•
Mandiant Expertise-on-Demand is a prepaid annual subscription that provides flexible, pay-per-use access to our threat intelligence and expertise as microservices. Customers purchase packages of units based on their anticipated needs and use the units to access threat intelligence and Mandiant services at pre-determined unit values. Unused units typically expire one year after purchase.

Professional Services

•
Mandiant incident response and strategic security consulting services. Our cybersecurity experts help customers identify, investigate and respond to cyber breaches. Our portfolio of services includes incident response, response readiness assessments, cyber insurance assessments, red team and purple team assessments, and other strategic security services for on-premise, cloud, hybrid and critical infrastructure environments. We also provide litigation support and perform forensic analyses.

•
Cyber Threat Intelligence and Cyber Defense Center Services. Our cyber threat intelligence services design and build cyber threat intelligence and incident response processes and solutions within customers’ security operations.

•	Education Services. We offer instructor-led and self-paced online courses to our customers and channel partners through our training department and authorized training partners.
For contributions to total revenue by significant category of revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.

Our Technologies
We have developed proprietary technologies related to machine-based threat detection, behavioral analysis, virtual machine-based threat analysis, endpoint protection and containment, security validation and security orchestration. Our technologies leverage intelligence about threat actors’ tools and techniques, gathered through analysis of our machine-based threat intelligence, our incident response engagements, and our network of security researchers, to adapt to new threats and changes in the threat environment. We believe these technologies, combined with our threat intelligence and security expertise, differentiate our products and enable the delivery of our services.
Advanced Threat Detection and Prevention Technologies. Our network, email, endpoint and cloud security solutions utilize multiple proprietary correlation and analytics engines, including our MalwareGuard machine-learning detection engine, behavior- and rules-based detection modules, signature matching engines and our proprietary, purpose-built MVX analysis engine.
We have built our detection, correlation and analysis technologies over 15 years of research and development, and we believe they represent a significant competitive advantage for us. They first identify suspicious flows using intelligence-driven rules and analysis, including machine-learning and behavioral analysis, and then, through a separate process, use our MVX engine to determine whether such suspicious flows are malicious. This allows our network, email, endpoint and cloud security solutions to detect known and unknown threats missed by signature- and policy-based security solutions with negligible false-positive rates.
Our advanced threat detection technologies can be deployed on a single integrated appliance, as a cloud-based service, or in a hybrid appliance/cloud architecture.
Advanced Endpoint Validation and Containment. Our endpoint security solution includes proprietary technologies that enable (i) automatic creation of indicators of compromise coupled with rapid enterprise-wide search, (ii) exploit detection and prevention, (iii) malware detection and prevention, (iv) forensic data capture and (v) rapid containment and investigation for connected and unconnected endpoints. Additionally, we have developed our endpoint technologies to correlate and consume threat intelligence from our other security solutions.
Security Validation. Our security validation software includes proprietary agents or “actors” and a central analysis and reporting engine designed to assess security effectiveness against new cyber attacks in production IT environments.
Evolved Security Architecture and Security Orchestration. Our solutions are designed to operate as part of a comprehensive security architecture to defend organizations against today's cyber threats and minimize the business impact of cyber attacks through efficient security operations and validation of security effectiveness. The ability to monitor and inspect network and email traffic, as well as stored files and forensic data, cloud activity, and equipment configurations is critical to detecting cyber threats and reducing the risk of a costly cyber breach. We combine this visibility with our dynamic, contextual and strategic threat intelligence, advanced analytics and case management tools to enable rapid, prioritized responses to critical alerts. Our SOAR tools and technologies integrate with Helix to extend security processes and response activities across the IT infrastructure. Our Helix security platform utilizes machine learning and artificial intelligence to baseline “normal” behavior and create alerts when anomalies and deviations occur. Our security validation platform complements our detection, SOAR, and other technologies by testing the effectiveness of our customers' security controls and processes.
Customers
Our customer base has grown to approximately 8,800 end-customers as of December 31, 2019, including more than 50% of the Forbes Global 2000. We provide products, subscriptions and services to customers of varying sizes, including enterprises, governmental agencies and educational and nonprofit organizations. Our customers include leading enterprises in a diverse set of industries, including telecommunications providers, financial services entities, Internet search engines, social networking sites, stock exchanges, electrical grid operators, networking vendors, oil and gas companies, healthcare and pharmaceutical companies and leading U.S. and international governmental agencies. Our business is not dependent on any particular end-customer as no end-customer represented more than 10% of our revenue for any of the years ended December 31, 2019, 2018 or 2017. For the years ended December 31, 2019, 2018 and 2017, one reseller represented 14%, 15% and 13%, respectively, of our total revenue. For the years ended December 31, 2019, 2018 and 2017, one distributor represented 13%, 20% and 19%, respectively, of our total revenue. Another distributor represented 10% of our total revenue for the year ended December 31, 2019, but did not represent 10% or greater of our total revenue for either of the years ended December 31, 2018 and 2017.
Backlog
Orders for our appliances, software, subscriptions and services are typically shipped and billed in their entirety shortly after receipt of the order, even when the delivery term for the subscription or service extends over multiple periods. These amounts are included in deferred revenue, although the timing of revenue recognition for subscriptions and services may vary depending on the contractual service period or when services are rendered. In certain instances, a customer may request periodic billing on a multi-period subscription or service contract or we may not have a contractual right to bill at period end. In these instances, the amount billed is included in deferred revenue and the amount to be billed in the future periods is included in backlog. Subscription and services backlog has historically represented less than 2% of our annual deferred revenue and revenue. As a result, we do not believe that our backlog at any particular time is meaningful because it does not represent a material component of future revenue in any given period.

We expect that the amount of backlog relative to the total value of our contracts will change from year to year due to several factors, including the amount invoiced early in the contract term, the timing and duration of customer agreements, varying invoicing cycles of agreements and changes in customer financial circumstances. Accordingly, we believe that fluctuations in backlog are not a reliable indicator of future revenues and we do not utilize backlog internally as a key management metric.
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
We also have a dedicated team focused on channel sales who manage the relationships with our value-added reseller and distributor partners and work with these channel partners to win and support customers. We believe this hybrid direct/channel sales approach allows us to leverage the benefits of broader market coverage provided by a reseller channel while maintaining a direct connection with many of our customers, including key enterprise and government accounts.
We have also cultivated alliances with non-traditional partners to generate customer referrals and extend our technologies, services and sales coverage to new market segments. These relationships include relationships with insurance providers, large systems integrators, and managed service providers, and we have engaged in joint solution development with leading providers of engineering services, payment systems, and public cloud platforms.
As part of our sales strategy, we often provide prospective customers with our on-premise and cloud security detection and prevention solutions for a short-term evaluation period, typically ranging from one week to several months. During this period, the prospective customer conducts evaluations with the assistance of our sales engineers and members of our security research team. We believe that by providing proof of concept evaluations to potential customers, we are able to demonstrate the effectiveness of our solutions by identifying suspicious and potentially malicious content in their actual IT environments. For our cloud-based email security and endpoint security solutions, we allow customers to submit emails and other content previously scanned by their existing security provider for analysis by our advanced detection technologies.
Additionally, our Mandiant consultants use our products and technologies in their incident response and strategic security consulting engagements, providing de facto proof of concept evaluations in the customer’s environment and often resulting in follow-on sales of our solutions. Our sales cycle varies by industry and can be long and unpredictable, but is typical of large, complex enterprise sales cycles that can last several months or more. However, some transactions can close in a few weeks when an active breach is discovered.
Our sales organization is supported by sales engineers with deep technical domain expertise who are responsible for pre-sales technical support, solutions engineering for our customers, proof of concept work and technical training for our channel partners. Our sales engineers also act as the liaison between customers and our marketing and product development organizations.
Marketing. Our marketing is focused on fostering our thought leadership in cyber security, building our brand reputation and market awareness for our solutions, driving customer demand and a strong sales pipeline, and working with our channel partners around the globe. Our marketing team consists primarily of corporate marketing, product marketing, channel marketing, account/lead development, marketing operations, and corporate communications.
Marketing activities include demand generation, advertising, product pricing and launch activities, managing our corporate website and partner portal, trade shows and conferences, press and analyst relations, and customer awareness. We are also actively engaged in driving global thought leadership programs through blogs, media appearances, and social media and developing rich digital content such as our annual M-Trends report, our Vision digital magazine, and our webinars, podcasts and threat reports.
Technology Alliance Partners
FireEye has built a robust ecosystem of technology alliance partners that extends the breadth and depth of our solutions. Spanning multiple technology categories, including network monitoring vendors, security information and event management vendors, network equipment vendors, forensic software vendors, web application firewall vendors, cloud platform providers, and more. These partnerships provide for threat intelligence sharing, cross-vendor technology integrations, joint go-to-market efforts and solution development collaborations.
Our technology alliances accelerate the time to realize value from FireEye solutions and help ease the complexity organizations face implementing and managing multi-layered, multi-vendor security solutions. Technology integrations between our solutions and those of our technology alliance partners are available for free download from the FireEye Market, our website that serves as a centralized resource for tools, product extensions, applications and plug-in software developed to extend our solutions and integrate our technologies, threat intelligence and security processes into existing security workflows.
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
Research and Development
We invest substantial resources in research and development to develop new solutions, enhance our detection, analysis and correlation engines, expand our threat intelligence, build add-on functionality to our products, and improve our core technologies. We believe that adapting our hardware, software and cloud-based technologies to changes in the threat environment is critical to maintaining and expanding our leadership in the cyber security industry. We are also investing in security validation, security operations management, and orchestration and automation capabilities to provide security effectiveness testing, unified reporting, automated response and security orchestration features to customers in a single dashboard.
Our engineering teams have deep networking, security and data management expertise and work closely with our customers and our Mandiant consultants to identify current and future needs. Our Mandiant consultants use our products in their incident response and security assessment engagements and provide continual feedback to our engineering, product management and product marketing teams on product performance, detection efficacy, evasion techniques and attack trends. This continuous feedback mechanism allows us to adapt our solutions as the threat environment evolves.
In addition to our focus on platform expansion and enhancement, our research and development teams are focused on developing automation tools and machine learning techniques to reduce the time to discover and distribute threat intelligence, as well as generate efficiencies across our product and services offerings.
We maintain research and development activities across the globe with teams located in India, Ireland, Singapore and the United States.
Competition
We operate in the intensely competitive IT security market which is characterized by constant change and innovation. Changes in the threat landscape and broader IT infrastructures result in evolving customer requirements for cyber security. Several vendors have either introduced new products or incorporated features into existing products that compete with our solutions. Our current and potential future competitors fall into six general categories:

•	large networking vendors such as Cisco and Juniper that may emulate or integrate security features similar to ours into their own products;

•	large companies such as IBM, Oracle and HPE that have acquired security solutions and have the technical and financial resources to bring competitive solutions to the market;

•	independent security vendors such as Palo Alto Networks, Proofpoint and CrowdStrike that offer products or features that claim to perform similar functions to our platform;

•	small and large companies, including new market entrants, that offer niche security solutions that compete with some of the features present in our solutions;

•	providers of traditional signature-based security solutions, such as McAfee; and

•	other providers of incident response and compromise assessment services.

As our market grows and a larger share of IT budgets is allocated to cybersecurity, it will attract more highly specialized vendors as well as larger technology vendors that may continue to acquire or bundle their products more effectively. The principal competitive factors in our market include:

•	ability to deliver the combination of technology, intelligence and expertise necessary to combat the current threat landscape;

•	ability to detect and prevent known and unknown threats by overcoming the limitations of signature-based approaches, while maintaining a low rate of false-positive alerts;

•	scalability, throughput and overall performance of our detection and prevention technologies;

•	solution breadth to provide visibility into all stages of an attack, especially the exploit phase;

•	ability to consolidate features onto a single platform, thereby reducing the complexity of maintaining solutions from multiple vendors;

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

•	flexible deployment options, including on-premise appliances, cloud-based software or a hybrid of both, as well as "as-a-service" options;

•	ability to measure and validate the effectiveness of security controls;

•	brand awareness and reputation;

•	strength and effectiveness of sales and marketing efforts;

•	product extensibility and ability to integrate with other technologies in the network infrastructure;

•	ease of use and customer experience; and

•	price and total cost of ownership.
We believe we compete favorably with our competitors on the basis of these factors as a result of the features and performance of our platform, the ease of integration of our products in diverse IT environments, the breadth of our services and solution offerings, the relatively low total cost of ownership of our products and the reputation of our Mandiant consulting organization. However, many of our competitors have substantially greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets, deeper customer relationships, broader distribution, and larger and more mature intellectual property portfolios.
Intellectual Property
Our success depends in part upon our ability to protect our core technologies and intellectual property. We rely on, among other things, patents, trademarks, copyrights and trade secret laws, confidentiality safeguards and procedures, and employee non-disclosure and invention assignment agreements to protect our intellectual property rights. We file patent applications to protect our intellectual property and believe that the duration of our issued patents is sufficient when considering the expected lives of our products. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will result in patents of valuable breadth or applicability. In addition, any patents that may be issued may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms.
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
Employees
As of December 31, 2019, we had approximately 3,400 employees. None of our employees are represented by a labor organization or are a party to any collective bargaining arrangement. We have never had a work stoppage, and we consider our relationship with our employees to be good.
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
Risks Related to Our Business and Our Industry
If the IT security market does not continue to adopt our security solutions, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations and financial condition would be harmed.
Our future success depends on market adoption of our unique approach to IT security, which combines our technology, threat intelligence and security expertise in solutions that detect and prevent threats, measure security effectiveness, investigate and respond to breaches and enable customers to adapt to changes in the threat environment. We are seeking to disrupt the IT security market with our security solutions. Our solutions interoperate with, but do not replace, other IT security products. Enterprises and governments that use other security products, including signature-based and advanced products, for their IT security may be hesitant to purchase our security solutions if they believe their existing products provide a level of IT security that is sufficient to meet their needs. Currently, many enterprises and governments have not allocated a fixed portion of their budgets to separate advanced security products, standalone threat intelligence or solutions that evaluate security effectiveness. As a result, to expand our customer base, we need to convince potential customers to allocate a portion of their discretionary budgets to purchase our technology, threat intelligence and expertise. However, even if we are successful in doing so, any future deterioration in general economic conditions may cause our customers to cut their overall IT spending, and such cuts may fall disproportionately on solutions like ours. If we do not succeed in convincing customers that our solutions should be an integral part of their overall approach to IT security and that a fixed portion of their annual IT budgets should be allocated to our solutions, our sales will not grow as quickly as anticipated, or at all, which would have an adverse impact on our business, results of operations and financial condition.
Even if there is significant demand for security solutions like ours, if our competitors include functionality that is, or is perceived to be, better than or equivalent to that of our solutions, we may have difficulty increasing the market penetration of our solutions. Furthermore, even if the functionality offered by other IT security providers is different and more limited than the functionality of our solutions, organizations may elect to accept such limited functionality in lieu of adding solutions and services from additional vendors like us, especially if competitor offerings are free or available at a lower cost.
In addition, changes in customer requirements could reduce customer demand for our security solutions. For example, if customers were to reduce their number of web egress points or migrate their workloads to a cloud platform, they would not need to purchase as many of our network and email security appliances, which currently account for a significant portion of our revenue. Similarly, if one or more governments share, on a free or nearly free basis, threat intelligence with other governmental agencies or organizations, such as critical infrastructure companies, then those agencies or organizations might have less demand for additional threat intelligence and may purchase less of our standalone threat intelligence offerings.

If enterprises and governments do not continue to adopt our security solutions for any of the reasons discussed above or for other reasons not contemplated, our sales would not grow as quickly as anticipated, or at all, and our business, results of operations and financial condition would be harmed.

We have had operating losses each year since our inception, and may not achieve or maintain profitability in the future.
We have incurred operating losses each year since our inception, including net losses of $257.4 million, $243.1 million and $285.2 million during the year ended December 31, 2019, 2018 and 2017, respectively. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.
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
Our competitors and potential competitors include large networking vendors such as Cisco Systems and Juniper Networks that may emulate or integrate security features similar to ours into their own products; large companies such as IBM, Oracle and HPE that have acquired security solutions in recent years and have the technical and financial resources to bring competitive solutions to the market; independent security vendors such as Palo Alto Networks, Proofpoint and CrowdStrike that offer products or features that claim to perform similar functions to our platform; small and large companies, including new market entrants, that offer niche security solutions that compete with some of the features present in our solutions; providers of traditional signature-based security solutions, such as Symantec and McAfee; and other providers of incident response and compromise assessment services. Other IT providers offer, and may continue to introduce, security features that compete with our platform, either in stand-alone security products or as additional features in their network infrastructure products. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

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
In addition, we cannot assure you that any limitation of liability provisions in our customer agreements, contracts with third-party vendors and service providers or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. While our insurance policies include liability coverage for certain of these matters, if we experienced a widespread security breach or other incident that impacted a significant number of our customers to whom we owe indemnity obligations, we could be subject to indemnity claims or other damages that exceed our insurance coverage. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any future claim will not be excluded or otherwise be denied coverage by any insurer. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results and reputation.
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

•	an increase in warranty and other claims, or an increase in the cost of servicing warranty and other claims, either of which would adversely affect our gross margins;

•	harm to our reputation or brand; and

•	claims and litigation, regulatory inquiries, or investigations, enforcement actions, and other claims and liabilities, all of which may be costly and burdensome and further harm our reputation.
A network or data security incident against us, whether actual, alleged or perceived, may harm our reputation, create liability and adversely impact our financial results.
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions) and add to the risks to our internal networks, cloud deployed enterprise and customer facing environments and the information they store and process. We and/or our third-party service providers may face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, including social engineering and employee and contractor error or malfeasance, and, as a result, an unauthorized party may obtain access to our systems, networks, or data. We may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential breaches of security. Furthermore, as a well-known provider of security solutions, we may be a more attractive target for such attacks. A breach in our data security or an attack against our service availability, or that of our third-party service providers, could impact our networks or networks secured by our products and subscriptions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks or those of our third-party service providers could be accessed, publicly disclosed, altered, lost, or stolen, which could result in a loss of intellectual property or loss of data and subject us to liability and cause us financial harm.
Any actual, alleged or perceived breach of network security in our systems or networks, or any other actual, alleged or perceived data security incident we or our third-party service providers suffer, could result in damage to our reputation, negative publicity, loss of channel partners, customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. Any of these negative outcomes could adversely impact the market perception of our products and subscriptions and end-customer and investor confidence in our company and could seriously harm our business or operating results.
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
Our results of operations have varied significantly from period to period, and we expect that our results of operations, including, but not limited to our GAAP and non-GAAP measures, will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to attract new and retain existing customers or sell additional solutions to our existing customers;

•	our ability to offset decreases in appliance sales (and attached support) with increases in software, subscription and services sales;

•	potential adverse impacts from our re-allocation of resources from our mature appliance-based products to our cloud security and platform solutions;

•	changes in our mix of products, subscriptions and services sold, including changes in the average contract length for subscriptions and support;

•	the timing and success of new platform, subscription or service introductions by us or our competitors;

•	real or perceived reductions in the efficacy of our solutions by our customers or in the marketplace;

•	budgeting cycles, seasonal buying patterns and purchasing practices of customers;

•	the timing of new contracts or shipments of our products and length of our sales cycles;

•	changes in customer, distributor or reseller requirements or market needs;

•
changes in the growth rate of the IT security market, particularly the market for advanced threat detection and protection products, solutions that measure security effectiveness, or managed detection and response services;

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

•	the cost and potential outcomes of future litigation;

•	seasonality or cyclical fluctuations in our business;

•	political, economic and social instability;

•	future accounting pronouncements or changes in our accounting policies or practices;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•	the amount and timing of costs related to any cost reduction initiatives and the impact of such initiatives; and

•	increases or decreases in our revenues and expenses caused by fluctuations in foreign currency exchange rates.
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
From the year ended December 31, 2010 to the year ended December 31, 2019, our revenue grew from $11.8 million to $889.2 million, which represents a compounded annual growth rate of approximately 62%. Although we have experienced rapid growth in the past, we may not continue to grow in the future. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

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
Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisitions of Clean Communications Limited (d/b/a The Email Laundry) ("The Email Laundry"), X15 Software Inc ("X15"), Verodin, Inc. ("Verodin") and Cloudvisory LLC ("Cloudvisory").
The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete acquisitions that we target in the future. The risks we face in connection with acquisitions, including our acquisitions of The Email Laundry, X15, Verodin and Cloudvisory include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	our ability to successfully achieve billings and revenue targets of acquired businesses;

•	coordination of research and development and sales and marketing functions;

•	integration of product and service offerings;

•	retention of key employees from the acquired company;

•	changes in relationships with strategic partners as a result of product acquisitions or strategic positioning resulting from the acquisition;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of equity securities. For example, in October 2017, we issued 259,425 shares of common stock in connection with our acquisition of The Email Laundry; in January 2018, we issued 1,016,334 shares of common stock in connection with our acquisition of X15; and in May 2019, we issued 8,404,609 shares of common stock in connection with our acquisition of Verodin.
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
Our revenue depends significantly on general economic conditions and the demand for products in the IT security market. Economic weakness, customer financial difficulties, and constrained spending on IT security may result in decreased revenue and earnings. Such factors could make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our inventory purchases, contract manufacturer relationships and other costs and expenses. In addition, concerns regarding the effects of the U.K.'s decision to exit the EU, commonly referred to as "Brexit", uncertainties related to changes in public policies such as domestic and international regulations, taxes, or international trade agreements, international trade disputes, government shutdowns, geopolitical turmoil and other disruptions to global and regional economies and markets in many parts of the world, have and may continue to put pressure on global economic conditions and overall spending on IT security. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the EU may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our platform.
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
Our business is substantially dependent on enterprises and governments recognizing that advanced cyber attacks are pervasive and are not effectively prevented by legacy security solutions. High visibility attacks on prominent enterprises and governments have increased market awareness of the problem of advanced cyber attacks and help to provide an impetus for enterprises and governments to devote resources to protecting against advanced cyber attacks, such as testing our platform, purchasing it, and broadly deploying it within their organizations. If advanced cyber attacks were to decline, or enterprises or governments perceived that the general level of advanced cyber attacks have declined, our ability to attract new customers and expand our offerings within existing customers could be materially and adversely affected. A change in the threat landscape may reduce the demand from customers or prospects for our solutions, and therefore could increase our sales cycles and harm our business, results of operations and financial condition.
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

If organizations do not adopt cloud-based SaaS-delivered security solutions, our ability to grow our business and results of operations may be adversely affected.

We believe our future success will depend in large part on the growth, if any, in the market for cloud-based SaaS-delivered security solutions. The use of SaaS solutions to manage and automate security and IT operations is at an early stage and rapidly evolving. As such, it is difficult to predict its potential growth, if any, customer adoption and retention rates, customer demand for our solutions, or the success of existing competitive products. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our solutions and those of our competitors. If our solutions do not achieve widespread adoption or there is a reduction in demand for our solutions due to a lack of customer acceptance, technological challenges, competing products, privacy concerns, decreases in corporate spending, weakening economic conditions or otherwise, it could result in early terminations, reduced customer retention rates, or decreased revenue, any of which would adversely affect our business, results of operations, and financial results. We do not know whether the trend in adoption of cloud-based SaaS-delivered security solutions we have experienced in the past will continue in the future. Furthermore, if we or other SaaS security providers experience security incidents, loss or disclosure of customer data, disruptions in delivery, or other problems, the market for SaaS solutions as a whole, including our security solutions, may be negatively affected. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and evolving market.

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
We recently announced the upcoming retirement of our President, the appointment of our new Chief Operating Officer, and other organizational changes. Leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. Our success depends in part on having a successful leadership team. If we cannot effectively manage the leadership transitions and management changes, it could make it more difficult to successfully operate our business and pursue our business goals.
In addition, we believe that it is important to establish and maintain a corporate culture that facilitates the maintenance and transfer of institutional knowledge within our organization and also fosters innovation, teamwork, a passion for customers and a focus on execution. Any of our organizational changes may result in a loss of institutional knowledge and cause disruptions to our business. In addition, if we are not successful in integrating our new Chief Operating Officer and other key employees into our organization, such failure could delay or hinder our product development efforts and the achievement of our strategic objectives, which could adversely affect our business, financial condition and results of operations.
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
We continue to be substantially dependent on our direct sales force to obtain new customers and increase sales with existing customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, integrating, training and retaining sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.

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
The sales prices of our products, subscriptions and services may decrease or the mix of our sales may change, which may reduce our gross profits and adversely impact our financial results.
The sales prices for our products, subscriptions and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products, subscriptions and services, anticipation of the introduction of new products, subscriptions or services, introduction of new pricing and packaging or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products and subscriptions worldwide in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions, or the effective prices we realize in our reporting currency. Furthermore, we anticipate that the sales prices and gross profits for our appliance-based products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new subscription offerings, if introduced, will enable us to maintain our gross profits at levels that will allow us to achieve profitability.
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
If we are unable to increase sales of our solutions to large organizations while mitigating the risks associated with serving such customers, our business, financial position and results of operations may suffer.
Our growth strategy is dependent, in part, upon increasing sales of our solutions to large enterprises and governments. Sales to large customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller entities. These risks include:

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
In addition, because security breaches with respect to larger, high-profile enterprises are likely to be heavily publicized, there is increased reputational risk associated with serving such customers. If we are unable to increase sales of our offerings to large enterprise and government customers while mitigating the risks associated with serving such customers, our business, financial position and results of operations may suffer.

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
Because we depend on a limited number of manufacturers to build our appliances, we are susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping customer orders on time, or on a cost-effective basis, which may result in the loss of sales and customers.
We depend on a limited number of third-party manufacturers, primarily Flextronics Telecom Systems, Ltd., as sole source manufacturers for our appliances. Our reliance on third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply, upgrades and expansions and timing. Any manufacturing disruption by these third-party manufacturers could severely impair our ability to fulfill orders on time. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these manufacturers suffer delays or disruptions for any reason, experience increased manufacturing lead-times, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers would be severely impaired, and our business and results of operations would be harmed.
Further, the portion of our appliances that are sourced outside the United States may be subject to additional logistical risks or risks associated with complying with local rules and regulations in foreign countries. Significant changes to existing international trade agreements could lead to sourcing or logistics disruption resulting from import delays or the imposition of increased tariffs on our sourcing partners. For example, the United States and Chinese governments have each enacted, and discussed more potential, import tariffs. These tariffs, depending on their ultimate scope and how they are implemented, could negatively impact our business by increasing our costs and impair our ability to fulfill orders.
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
Our operating history and changes to our business model makes it difficult to evaluate our current business and prospects and may increase the risk that we will not be successful.
We were founded in 2004, and we shipped our first commercially successful solution for on-premises network security in 2008. Since then, we have continued to expand our offerings, both organically and through acquisitions, to address changes in the threat environment, evolving customer requirements, and the continued migration of workloads to cloud platforms. Acquired solutions included Mandiant Corporation’s endpoint threat detection, response and remediation products, advanced threat intelligence capabilities and incident response and security consulting services; Invotas’ security automation and orchestration functionality; iSIGHT’s standalone threat intelligence subscriptions; Verodin’s security instrumentation platform; and Cloudvisory’s cloud visibility application. The markets for many of our acquired solutions are in the early stages of development and customer adoption remains limited. Additionally, most of our acquired solutions are sold as subscriptions, often to large enterprises or governments, and contract terms may vary significantly. The shift in sales mix from mature on-premise appliance-based solutions to cloud-based subscriptions in early-stage markets makes it difficult to evaluate our current business and prospects and plan for and model our future growth. We have encountered and will continue to encounter risks and uncertainties frequently encountered by emerging technology-based companies in developing markets.
If our assumptions regarding these risks and uncertainties are incorrect or change in response to changes in the IT security market, our results of operations and financial results could differ materially from our plans and forecasts. Although we have experienced rapid growth in the past, there is no assurance that such growth will continue. Any success we may experience in the future will depend in large part on our ability to, among other things:

•	maintain and expand our customer base and the ways in which customers use our products and services;

•	expand revenue from existing customers through increased or broader use of our products, subscriptions and services within their organizations;

•	grow our revenues from software, subscriptions and recent offerings from acquisitions such as Verodin;

•	convince customers to allocate a fixed portion of their annual IT budgets to our products and services;

•	improve the performance and capabilities of our platform through research and development;

•	effectively expand our business domestically and internationally; and

•
successfully compete with other companies that currently provide, or may in the future provide, solutions like ours that protect against advanced cyber attacks, measure security effectiveness, or investigate and respond to attacks.

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
Our platform relies on key components, including a motherboard and chassis, which our third-party manufacturers purchase on our behalf from a sole source provider. The manufacturing operations of some of our component suppliers are geographically concentrated in Asia, which makes our supply chain vulnerable to regional disruptions. A localized health risk affecting employees at these facilities, such as the recent coronavirus outbreak or the spread of a pandemic influenza, could impair the total volume of components that we are able to obtain, which could result in substantial harm to our results of operations. Similarly, a fire, flood, earthquake, tsunami or other disaster, condition or event such as political instability, terrorist act, civil unrest or a power outage that adversely affects any of these component suppliers’ facilities could significantly affect our ability to obtain the components needed for our products, which could result in a substantial loss of sales and revenue and a substantial harm to our results of operations.
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data and other information. Evolving and changing definitions of personal data and personal information within the European Union, the United States, and elsewhere, especially relating to classification of Internet Protocol addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting technology alliance partners that may involve the sharing of data. Data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
For example, the European Union General Data Protection Regulation ("GDPR"), which became fully effective on May 25, 2018, imposes more stringent data protection requirements than previously effective European Union data protection law and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR requires, among other things, that personal data only be transferred outside of the EU to certain jurisdictions, including the United States, if steps are taken to legitimize those data transfers. We rely on the EU-U.S. and Swiss-U.S. Privacy Shield programs, and the use of model contractual clauses approved by the EU Commission, to legitimize these transfers. Both the EU-U.S. Privacy Shield and these model contractual clauses have been subject to legal challenge, however, and it is unclear what effect these challenges will have and whether the means we presently use will continue as appropriate means for us to legitimize personal data transfers from the EU or Switzerland to the U.S. Developments in the legal landscape affecting the transfer of personal data from the European Economic Area (“EEA”) may cause us to find it necessary or desirable to modify our data handling practices, and may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results.
Further, in June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” which resulted in the United Kingdom exiting the European Union on January 31, 2020, subject to a transition period ending December 31, 2020. “Brexit" could lead to further legislative and regulatory changes. The United Kingdom Data Protection Act that substantially implements the

GDPR became law in May 2018 and was subject to statutory amendments in 2019 that further align it with the GDPR. The development of United Kingdom data protection laws or regulations and regulation of data transfers to and from the United Kingdom in the medium to longer term, however, remain unclear.
California enacted legislation in 2018, the California Consumer Privacy Act (“CCPA”), that became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA is the subject of proposed regulations of the California Attorney General that were released on October 10, 2019 but have yet to be finalized. Aspects of the CCPA and its interpretation remain unclear at this time. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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

•
risks associated with trade restrictions and foreign legal requirements, including any importation, certification, and localization of our platform that may be required in foreign countries and any changes in trade relations and restrictions;

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

•
political and economic instability in some countries, such as those caused by the 2016 U.S. presidential election and the withdrawal of the United Kingdom from the European Union, commonly referred to as "Brexit"; and

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
For example, "Brexit" could also lead to further legislative and regulatory changes. A Data Protection Act that substantially implements the GDPR has been implemented in the United Kingdom, effective in May 2018 and subject to additional statutory amendments in 2019 to further align such Data Protection Act with the GDPR. It is unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated. In particular, the United Kingdom’s anticipated exit from the EU to effectuate Brexit could require us to make additional changes to the way we conduct our business and transmit data from the EU into the United Kingdom.
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
Our business is subject to regulation by various U.S. federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, privacy and data-protection laws, anti-bribery laws (including the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act), import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. U.S. regulations surrounding our operating activities in foreign jurisdictions are not always consistent with, and at times are in contravention to, the local regulations or laws in such jurisdictions. Enforcement actions and sanctions could harm our business, reputation, results of operations and financial condition.
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
Natural disasters or other catastrophic events, including earthquakes, fires, floods, significant power outages, telecommunications failures, outbreak of pandemic or contagious diseases (including, but not limited to, the recent coronavirus) and cyber attacks, may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a material adverse impact on our business, results of operations, and financial condition. Our corporate headquarters and servers hosting our cloud services are located in California, a region known for seismic activity. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a natural disaster or other catastrophic event. In addition, natural disasters and other catastrophic events could affect our supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In the event that our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, acts of terrorism, armed conflicts and other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our financial results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, the loss of customers or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.
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
We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. In 2019, we reorganized our corporate structure and intercompany relationships to better align our corporate organization with the expansion of our international business activities. Although we anticipate achieving a reduction in our overall effective tax rate in the future as a result of this reorganized corporate structure, we may not realize any benefits. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. In addition, if the intended tax treatment of our reorganized corporate structure is not accepted by the applicable taxing authorities, changes in tax law negatively impact the structure or we do not operate our business consistent with the structure and applicable tax laws and regulations, we may fail to achieve any tax advantages as a result of the reorganized corporate structure, and our future operating results and financial condition may be negatively impacted. In addition, we continue to evaluate our corporate structure in light of current and pending tax legislation, and any changes to our corporate structure may require us to incur additional expenses and may impact our overall effective tax rate.
We could be subject to additional tax liabilities.
We are subject to U.S. federal, state, local and sales taxes in the United States and foreign income taxes, withholding taxes and transaction taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus and impacts of the Tax Cuts and Jobs Act of 2017, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period for which a determination is made.

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
We have substantial existing indebtedness. In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the "Series A Notes") and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the "Series B Notes" and, together with the Series A Notes, the "2035 Notes"). During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (the "2024 Notes" and, together with the 2035 Notes, the "convertible notes") and repurchased approximately $340.2 million aggregate principal amount of certain of the 2035 Notes. As a result, as of December 31, 2019, we had approximately $1.2 billion aggregate principal amount of convertible notes outstanding.
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
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	whether our results of operations, and in particular, our revenue growth rates, meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts, whether as a result of our forward-looking statements, our failure to meet such expectation or otherwise;

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in how customers perceive the effectiveness of our platform in protecting against advanced cyber attacks or other reputational harm;

•	publicity concerning cyber attacks in general or high profile cyber attacks against specific organizations;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology and/or growth companies in general and of companies in the IT security industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	natural disasters or other catastrophic events;

•	actual or perceived security breaches that we or our service providers may suffer;

•	sales of large blocks of our common stock or substantial future sales by our directors, executive officers, employees and significant stockholders; and

•	departures of key personnel.
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
Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans, the conversion of our convertible notes or otherwise. For example, in October 2017, we issued 259,425 shares of common stock in connection with our acquisition of The Email Laundry; in January 2018, we issued 1,016,334 shares of common stock in connection with our acquisition of X15; and in May 2019, we issued 8,404,609 shares of common stock in connection with our acquisition of Verodin. In addition, we issued $920.0 million aggregate principal amount of 2035 Notes, of which approximately $579.8 million aggregate principal remains outstanding, and we issued $600.0 million aggregate principal amount of the 2024 Notes during the three months ended June 30, 2018. Any future issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
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
We are subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act ("Section 404"), enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management's report for fiscal 2019 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.
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
While we were able to determine in our management's report for fiscal 2019 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest to the effectiveness of our internal controls or determine we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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
Item 3. Legal Proceedings
The information set forth under "Litigation" in Note 11 contained in the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, $0.0001 par value per share, began trading on The NASDAQ Global Select Market on September 20, 2013, where its prices are quoted under the symbol “FEYE.”
Holders of Record
As of December 31, 2019, there were 124 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the cumulative total return of our common stock with the total return for the Standard & Poor's 500 Index and the Standard & Poor's Information Technology Index from December 31, 2014 through December 31, 2019. The graph assumes that $100 was invested on December 31, 2014 in our common stock, the Standard & Poor's 500 Index and the Standard & Poor's Information Technology Index, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/14	12/15	12/16	12/17	12/18	12/19
FireEye, Inc.	$100.00	$65.67	$37.68	$44.97	$51.33	$52.34
S&P 500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
S&P Information Technology	$100.00	$105.92	$120.59	$167.42	$166.94	$250.89
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
Issuer Purchases of Equity Securities
No shares of our common stock were repurchased during the three months ended December 31, 2019.
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
The statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 are derived from our audited financial statements appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The statements of operations for the years ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016 and 2015 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:	$889,152	$830,950	$779,648	$705,995	$622,967
Cost of revenue:(1)	308,892	272,475	271,647	271,083	233,204
Total gross profit	580,260	558,475	508,001	434,912	389,763
Operating expenses:(1)
Research and development	271,326	254,142	243,273	279,594	279,467
Sales and marketing	396,822	380,962	379,278	437,519	476,166
General and administrative	111,881	105,773	125,549	139,791	141,790
Restructuring charges	10,265	—	—	27,630	—
Total operating expenses	790,294	740,877	748,100	884,534	897,423
Operating loss	(210,034)	(182,402)	(240,099)	(449,622)	(507,660)
Interest income	22,017	16,033	9,323	6,582	2,935
Interest expense	(61,927)	(56,426)	(49,766)	(47,869)	(27,116)
Other expense, net	(1,775)	(14,804)	(10)	(3,247)	(3,284)
Loss before income taxes	(251,719)	(237,599)	(280,552)	(494,156)	(535,125)
Provision for (benefit from) income taxes	5,690	5,524	4,632	(8,721)	4,090
Net loss	$(257,409)	$(243,123)	$(285,184)	$(485,435)	$(539,215)
Net loss per share, basic and diluted	$(1.24)	$(1.27)	$(1.60)	$(2.97)	$(3.50)
Weighted-average shares used to compute net loss per share	207,234	190,803	177,757	163,211	154,120
(1)    Includes stock-based compensation expense as follows:

	2019	2018	2017	2016	2015
	(In thousands)
Stock-Based Compensation Expense:
Cost of product, subscription and support revenue	$14,905	$14,178	$18,249	$16,684	$1,588
Cost of professional services revenue	13,972	14,184	14,407	15,219	29,435
Cost of revenue	28,877	28,362	32,656	31,903	31,023
Research and development	45,476	49,503	56,720	64,755	68,329
Sales and marketing	49,198	47,592	46,766	57,750	73,286
General and administrative	29,966	28,218	30,194	43,343	49,793
Restructuring	—	—	—	1,144	—
Total stock-based compensation expense	$153,517	$153,675	$166,336	$198,895	$222,431

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$334,603	$409,829	$180,891	$223,667	$402,102
Total assets	2,890,486	2,696,078	2,458,837	2,526,092	2,441,473
Total deferred revenue	974,567	934,828	910,100	927,749	526,998
Total long-term debt	893,273	962,577	779,578	741,980	706,198
Total stockholders’ equity	701,666	650,394	632,216	710,006	1,044,372

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion focuses on our 2019 and 2018 financial condition and results of operations, including comparisons of the years ended December 31, 2019 and 2018. For discussion and analysis related to our financial condition and results of operations for fiscal year 2017, including comparisons of the years ended December 31, 2018 and 2017, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2018, which was filed with the Securities and Exchange Commission on February 25, 2019.
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
Overview
We provide a broad portfolio of cybersecurity solutions and services that allow organizations to prepare for, prevent, respond to, investigate and remediate cyber attacks. Our products include detection and prevention solutions for network, email, endpoint and cloud security, forensics appliances, a security validation platform, subscription-based threat intelligence and analytics solutions, and our Helix security platform. These products are complemented by our technology-enabled managed detection and response services and our Mandiant incident response and strategic cyber security consulting services.
Our Business Model
We generate revenue from sales of our network, email endpoint and cloud security solutions, our security validation platform, our threat intelligence, our managed detection and response services, our Helix security operations platform, and our Mandiant professional services. We disaggregate our revenue into two main categories: (i) product, subscription, and support and (ii) professional services. For the years ended December 31, 2019, 2018 and 2017, product, subscription and support revenue as a percentage of total revenue was 80%, 83% and 83%, respectively. Revenue from professional services was 20%, 17% and 17% of total revenue for December 31, 2019, 2018 and 2017, respectively.

Product, subscription and support

Within the product, subscription and support category, we provide supplemental data to distinguish between sales of our product solutions that are deployed on-premise (or in hybrid on-premise/private cloud configurations), and sales of our platform, cloud-based subscriptions and managed detection and response services. Security product solutions deployed on-premise (or in hybrid on-premise/private cloud configurations) are included in the Product and related subscription and support sub-category. Our security validation platform, Helix security platform, cloud-based security solutions, detection-on-demand, threat intelligence subscriptions and managed detection and response services are included in the platform, cloud subscription and managed services sub-category. For the years ended December 31, 2019, 2018 and 2017, product and related subscription and support revenue as a percentage of total revenue was 53%, 60% and 62%, respectively. Revenue from platform, cloud subscription and managed services was 27%, 23% and 21% for the years ended December 31, 2019, 2018 and 2017, respectively.
Sales of our network, email, and endpoint security solutions, platform, cloud subscriptions and managed detection and response services, initially increase our deferred revenue. Deferred revenue from our product, subscription and support sales totaled $878.2 million and $868.0 million as of December 31, 2019 and 2018, respectively. The increase in deferred revenue from our product, subscription and support sales in 2019 compared to 2018 reflected growth in sales of our network, email, endpoint and cloud security subscriptions, our security validation software, our Helix security platform, our threat intelligence, and our managed services, partially offset by a decrease in sales of our appliance hardware and attached DTI cloud and support subscriptions compared with prior periods.
Product and related subscription and support
Revenue in the product and related subscription and support sub-category consists primarily of revenue from sales of our network, email and endpoint security solutions that are deployed on the customer's premise, either as an integrated security appliance or in distributed hybrid on-premise/private cloud configurations. Both deployment options are available on pre-configured appliance hardware or as virtual sensors and include our detection and MVX analysis technologies, our DTI cloud updates and support services.
Integrated and distributed solutions deployed on virtual sensors are offered as an “all inclusive” subscription that includes our detection and MVX analysis technologies, DTI cloud updates, and support services. There is no limit to the number of virtual sensors a customer can deploy, and capacity can be distributed throughout the customer’s IT environment as needed. Subscription revenue is recognized ratably over the contractual term, typically one to three years. Customers purchasing our network and email security subscriptions have the option of purchasing our appliance hardware at additional cost, but are not required to do so.

Integrated network and email security solutions can also be deployed on pre-configured appliance hardware purpose-built for FireEye security solutions with scalable capacity. Integrated security appliances are delivered with pre-installed detection and MVX analysis technologies and require subscriptions to our DTI cloud updates and support services, which are priced as a percentage of the appliance price per year. Subscription terms are typically one to three years and include a material right of renewal. Historically, the majority of our installed base of on-premise network and email security customers purchased our solutions under this pricing model.
Since our network, email and endpoint security solutions require regular DTI cloud and software updates to maintain detection efficacy, physical appliances and virtual sensors, together with the related DTI cloud and support subscriptions are considered a single performance obligation, whether deployed as an integrated appliance, virtual sensor or in a distributed hybrid on-premise/cloud configuration.
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
Platform, cloud subscriptions and managed services
Revenue in the platform, cloud subscription and managed services sub-category consists primarily of revenue from sales of our cloud-based network, email and endpoint security, our detection-on-demand service, our security validation platform, our threat analytics platform (either standalone or within the Helix security platform), our Helix security platform, our standalone threat intelligence subscriptions and our managed detection and response services. The majority of revenue from our platform, cloud subscription and managed services category is recognized ratably over the contractual term, generally one to three years.
A small portion of our revenue in the platform, cloud subscription and managed services category is derived from term licenses of our security validation platform, and revenue from these sales is recognized when the license key is issued to the customer.
Professional Services
In addition to our product, subscription and support solutions, we offer professional services, including incident response and other strategic security consulting services, to our customers who have experienced a cyber security breach or desire assistance assessing and increasing the resilience of their IT environments to cyber attack. The majority our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from professional services is recognized as services are delivered. Revenue from our Expertise-on-Demand subscription and some pre-paid professional services is deferred and revenue is recognized when services are delivered. Deferred revenue from professional services as of December 31, 2019 and 2018 was $96.4 million and $66.8 million, respectively.

Key Business Metrics
We monitor the key business metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue and gross margin below under “Components of Operating Results.” Deferred revenue, annualized recurring revenue, billings (a non-GAAP metric), net cash flow provided by (used in) operating activities, and free cash flow (a non-GAAP metric) are discussed immediately below the following table (in thousands, except percentages).

	Year Ended or as of December 31,
	2019	2018	2017
Product, subscription and support revenue	$708,836	$687,382	$645,965
Professional services revenue	180,316	143,568	133,683
Total revenue	$889,152	$830,950	$779,648
Year-over-year percentage increase	7%	7%	10%
Gross margin percentage	65%	67%	65%
Deferred revenue (current and non-current)	$974,567	$934,828	$910,100
Annualized recurring revenue	$587,386	$553,415	$509,651
Billings (non-GAAP)	$926,141	$855,678	$761,999
Net cash provided by operating activities	$67,537	$17,381	$17,640
Free cash flow (non-GAAP)	$21,932	$10,125	$(26,139)
Deferred revenue. Our deferred revenue consists of amounts that we have the right to invoice but have not yet been recognized into revenue as of the end of the respective period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. The majority of our deferred revenue consists of the unamortized balance of deferred revenue from previously invoiced sales of our security appliance hardware, and non-cancelable contracts for subscriptions to our network, email and endpoint security solutions, Helix and security validation platforms, threat intelligence, managed detection and response services and support and maintenance contracts. Invoiced amounts for such contracts can be for multiple years, and we classify our deferred revenue as current or non-current depending on when we expect to recognize the related revenue. If the deferred revenue is expected to be recognized within 12 months it is classified as current, otherwise, the deferred revenue is classified as non-current. A table for our deferred revenue is provided below (in thousands):

	As of December 31,
	2019	2018	2017
Deferred revenue, current	$603,944	$556,815	$546,615
Deferred revenue, non-current	370,623	378,013	363,485
Total deferred revenue	$974,567	$934,828	$910,100
Annualized recurring revenue. Annualized recurring revenue ("ARR") is an operating metric and represents the annualized revenue run-rate of active term licenses, maintenance, and subscription contracts at the end of a reporting period. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates, and does not include revenue from appliance hardware, perpetual software or professional services. We consider ARR a useful measure of the value of the recurring components of our business because it reflects both our ability to attract new customers for our solutions and our success at retaining and expanding our relationships with existing customers. Further, ARR is not impacted by variations in contract length, enabling more meaningful comparison to prior periods as we align our invoicing practices to growing customer preference for annual billing on multi-year contracts.
We disaggregate ARR by the same sub-categories we use for disaggregation of billings and revenue in the table below (in thousands):

	As of December 31,
	2019	2018	2017
Product and related subscription and support	$307,718	$340,480	$330,540
Platform, cloud subscription and managed services	279,668	212,935	179,111
Total annualized recurring revenue	$587,386	$553,415	$509,651
Billings. Billings are a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles ("GAAP") plus the change in deferred revenue from the beginning to the end of the period, excluding deferred revenue assumed through acquisitions. We consider billings to be a useful metric for management and investors, as a supplement to the corresponding GAAP measure, because billings impact our deferred revenue, which is an important indicator of the health and visibility of trends in our business and represents a significant percentage of future revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may define billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. Additionally, billings represent the total contract value we have the right to invoice, which may be impacted by changes in average contract length thereby reducing the usefulness of comparisons to prior periods.
A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue	$889,152	$830,950	$779,648
Add: Deferred revenue, end of period	974,567	934,828	910,100
Less: Deferred revenue, beginning of period	(934,828)	(910,100)	(927,749)
Less: Deferred revenue assumed through acquisitions	(2,750)	—	—
Billings (non-GAAP)	$926,141	$855,678	$761,999
We have provided disaggregation of our billings into the same sub-categories that distinguish between revenue from our product solutions that are deployed on-premise (or in hybrid on-premise/private cloud configurations), and revenue from our platform, cloud-based solutions and managed services in the table below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Product and related subscription and support	$434,533	$451,973	$414,809
Platform, cloud subscription and managed services	282,238	243,903	194,939
Product, subscription and support	716,771	695,876	609,748
Professional services	209,370	159,802	152,251
Billings (non-GAAP)	$926,141	$855,678	$761,999
Net cash provided by operating activities. We monitor net cash provided by operating activities as a measure of our overall business performance. Our net cash provided by operating activities performance is driven in large part by sales of our products and from up-front payments for both subscriptions and support and maintenance services. Monitoring net cash provided by operating activities enables us to analyze our financial performance without the non-cash effects of certain items, such as depreciation, amortization, amounts deemed repayment of convertible senior notes attributable to accreted debt discount and stock-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.
Free cash flow. Free cash flow is a non-GAAP financial measure we define as net cash provided by operating activities, the most directly comparable GAAP financial measure, plus amounts deemed to be repayment of accreted debt discount on repurchased convertible senior notes, less purchases of property and equipment and demonstration units. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business when excluding deemed repayment of accreted debt discount on repurchased convertible notes and that, after the purchases of property and equipment and demonstration units, can be used by us for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet. However, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow differently, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of free cash flow to cash flow provided by operating activities is provided below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash flow provided by operating activities	$67,537	$17,381	$17,640
Add: deemed repayment of convertible senior notes attributable to accreted debt discount	—	43,575	—
Less: purchase of property and equipment and demonstration units	(45,605)	(50,831)	(43,779)
Free cash flow (non-GAAP)	$21,932	$10,125	$(26,139)
Net cash used in investing activities	$(169,036)	$(48,517)	$(59,323)
Net cash provided by (used in) financing activities	$26,273	$260,074	$(1,093)

Factors Affecting our Performance
Market Adoption. We rely on market education to raise awareness of today’s cyber attacks and articulate the need for our security solutions and services. Our prospective customers often do not have a specific portion of their IT budgets allocated for our advanced security solutions. Additionally, the markets for security validation software such as our Mandiant security validation platform (formerly Verodin Security Instrumentation Platform) and security operations platforms such as FireEye Helix are in the early stages of development.
We invest heavily in sales and marketing efforts to increase market awareness, educate prospective customers and drive adoption of our products, subscriptions, platform and services. This market education is critical to creating new IT budget dollars or allocating more of existing IT budget dollars to advanced threat protection, security validation and security operations management solutions and, in particular, our solutions and the FireEye Helix platform. The degree to which prospective customers recognize the mission critical need for advanced threat protection solutions, security validation and security operations management solutions, including our validation software and our Helix platform, will drive our ability to acquire new customers and increase renewals and follow-on sales opportunities, which, in turn, will affect our future financial performance.
Sales Productivity. Our sales organization consists of in-house sales teams who work in collaboration with external channel partners to identify new sales prospects, sell additional products, subscriptions and services, and provide post-sale support. Our direct sales teams are organized by territory to target large enterprise and government customers who typically have sales cycles that can last several months or more. We have also expanded our inside sales teams to work with channel partners to expand our customer base of small and medium enterprises, or SMEs, as well as manage renewals of subscription and support contracts.
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
Customer Acquisition and Retention. Since we expect that our existing customers are likely to expand their deployments and purchase additional solutions from us over time, we believe new customer acquisition and retention of existing customers is important to expanding the value of our installed base, which we monitor through our key business metrics, including annualized recurring revenue. We believe our ability to maintain strong customer retention and drive new customer acquisition will have a material impact on future sales of our security solutions and services and therefore our future financial performance.
Follow-On Sales. To grow our revenue, it is important that our customers make additional purchases of our products, subscriptions and services. After the initial sale to a new customer, we focus on expanding our relationship with the customer to sell additional products, subscriptions and services. Sales to our existing customer base can take the form of incremental sales of our solutions, managed services, and professional services either to expand their deployment of our technologies, to extend their internal security resources with our managed and professional security services, or continuously measure the effectiveness of their security controls. Our opportunity to expand our customer relationships through follow-on sales will increase as we add new customers, broaden our security solutions portfolio with additional subscriptions and services and enhance the functionality of our existing products and the Helix security platform. Follow-on sales lead to increased revenue over the lifecycle of a customer relationship and can significantly increase the return on our sales and marketing investments. With many of our large enterprise and government customers, we have realized follow-on sales that were multiples of the value of their initial purchases.

Components of Operating Results
Revenue
We generate revenue from the sales of our products, subscriptions and services. As discussed further in our “Critical Accounting Policies and Estimates-Revenue from Contracts with Customers” below, revenue is recognized when a contract has been entered into with a customer, the performance obligation(s) is(are) identified, the transaction price is determined and has been allocated to the performance obligation(s) and only then for each performance obligation after we have satisfied that performance obligation.

•
Product, subscription and support revenue. Our product, subscription and support revenue is generated from sales of our network, email, and endpoint security solutions deployed on the customer's premise (or in a hybrid on-premise/private cloud deployment), as well as our cloud-based security solutions, threat intelligence subscriptions, security validation and Helix security platforms, and managed detection and response services.

We combine our virtual sensors and physical appliances and software licenses with mandatory subscriptions to our DTI cloud updates and support services as a single performance obligation. As a result, we recognize revenue for this single performance obligation ratably over the contractual term. Contracts containing this single performance obligation typically contain a material right of renewal option. For contracts that contain a material right of renewal option, the allocated value of the performance obligation is recognized ratably over the period between the end of the initial contractual term and the end of the estimated useful life of the related appliance and license. Significant judgment is required in estimating the useful life of our intelligence dependent appliances and assessing the material rights associated with such products.
Revenue from our security validation and platform solutions, subscription to our cloud-based security and intelligence solutions, and our managed detection and response services is recognized ratably over the contractual term, typically one to three years.

•
Professional services revenue. Professional services, which includes incident response, security assessments, and other strategic security consulting services, are offered on a time-and-material basis, through a fixed fee arrangement, or on a retainer basis. We recognize the associated revenue as the services are delivered. Some professional services and our Expertise-on-Demand subscription are prepaid, and revenue is deferred until services are delivered.

Cost of Revenue
Our total cost of revenue consists of cost of product, subscription and support revenue and cost of professional services revenue.

•
Cost of product, subscription and support revenue. Cost of product, subscription and support revenue primarily consists of costs paid to our third-party contract manufacturers for our appliances, other costs in our manufacturing operations department, personnel costs associated with maintaining our threat intelligence, managed detection and response services, global customer support operations, and hosting costs paid to third party cloud platform providers. Personnel costs associated with our manufacturing operations department, our threat intelligence, our managed detection and response services and our global customer support organization consist of salaries, benefits, bonuses and stock-based compensation. Overhead costs consist of certain facilities, depreciation and information technology costs. Our cost of product, subscription and support revenue also includes product testing costs, shipping costs and allocated overhead costs. If revenue from sales of product, subscriptions and support declines, the cost of product, subscription and support revenue may increase as a percentage of product, subscription and support revenue due to the fixed nature of a portion of these costs. Additionally, our appliance related cost of goods sold is capitalized and amortized on a systematic basis that is consistent with the pattern of transfer to which the asset relates.

•
Cost of professional services revenue. Cost of professional services revenue primarily consists of personnel costs for our services organization and allocated overhead costs. If sales of our professional services decline or we are unable to maintain our changeability rates, our cost of professional services revenue may increase as a percentage of professional services revenue.

Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including our average selling prices, the mix between products, subscription and support and services sold, the mix of revenue among products, subscriptions and services and manufacturing costs. We expect our gross margins to fluctuate slightly over time depending on these factors.
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

•
Research and development. Research and development expense consists primarily of personnel costs and allocated overhead. Research and development expense also includes prototype related expenses. We expect research and development expense to decrease in absolute dollars and as a percentage of total revenue.

•
Sales and marketing. Sales and marketing expense consists primarily of personnel costs, incentive commission costs and allocated overhead. Commission costs are capitalized and amortized based on the useful life amortization period, taking into consideration the pattern of transfer to which the asset relates and the expected renewal periods during which renewal commissions are not commensurate with the initial commissions paid. When initial commissions are higher than (not-commensurate with) renewal commissions, we recognize the incremental portion of initial commissions over an estimated renewal period. The commensurate portion will be recognized over the same period as the initial revenue arrangement to which it relates.

Sales and marketing expense also includes costs for market development programs, promotional and other marketing activities, travel, depreciation of proof-of-concept evaluation units and outside consulting costs. These costs are recognized as incurred. We expect sales and marketing expense to decrease in absolute dollars and as a percentage of total revenue.

•
General and administrative. General and administrative expense consists of personnel costs, professional service costs and allocated overhead. General and administrative personnel include our executive, finance, human resources, facilities and legal organizations. Professional service costs consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to decrease in absolute dollars and as a percentage of total revenue.

•
Restructuring Charges. In January 2019 and August 2019, we implemented restructuring plans designed to align our resources with the strategic initiatives of the business. These restructuring plans resulted in a reduction of our workforce as well as the exiting and downsizing of certain real estate facilities. The expenses incurred primarily consisted of employee severance charges and other termination benefits, as well as real estate and related fixed asset charges for the consolidation of certain leased facilities. We did not incur any expense related to restructuring activities in 2018 and 2017.
Interest Income
Interest income consists of interest earned on our cash and cash equivalent and investment balances. We have historically invested our cash in money-market funds and other short-term, high quality securities. We expect interest income to vary each reporting period depending on our average cash and cash equivalent and investment balances during the respective reporting periods, types and mix of investments and market interest rates.
Interest Expense
Interest expense consists primarily of interest at the stated rate (coupon) and amortization of discounts and issuance costs relating to our convertible notes.
Other Income (Expense), Net
Other income (expense), net includes gains or losses on the disposal of fixed assets, gains or losses from our equity-method investment, gains or losses on the extinguishment of convertible notes, foreign currency re-measurement gains and losses and foreign currency transaction gains and losses. We expect other income (expense), net to fluctuate primarily as a result of foreign exchange rate movements.
Provision for (Benefit from) Income Taxes
Provision for income taxes relates primarily to income taxes payable in foreign jurisdictions where we conduct business, withholding taxes, and state income taxes in the United States. The provision is offset by tax benefits primarily related to the reversal of valuation allowances previously established against our deferred tax assets. Should the tax benefits exceed the provision, then a net tax benefit from income taxes is reflected for the period. Income in certain countries may be taxed at statutory tax rates that are lower than the U.S. statutory tax rate. As a result, our overall effective tax rate over the long-term may be lower than the U.S. federal statutory tax rate due to net income being subject to foreign income tax rates that are lower than the U.S. federal statutory rate.

Results of Operations
The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Revenue:
Product, subscription and support	$708,836	$687,382	$645,965
Professional services	180,316	143,568	133,683
Total revenue	889,152	830,950	779,648
Cost of revenue:
Product, subscription and support	210,432	188,301	190,786
Professional services	98,460	84,174	80,861
Total cost of revenue	308,892	272,475	271,647
Total gross profit	580,260	558,475	508,001
Operating expenses:
Research and development	271,326	254,142	243,273
Sales and marketing	396,822	380,962	379,278
General and administrative	111,881	105,773	125,549
Restructuring charges	10,265	—	—
Total operating expenses	790,294	740,877	748,100
Operating loss	(210,034)	(182,402)	(240,099)
Interest income	22,017	16,033	9,323
Interest expense	(61,927)	(56,426)	(49,766)
Other expense, net	(1,775)	(14,804)	(10)
Loss before income taxes	(251,719)	(237,599)	(280,552)
Provision for income taxes	5,690	5,524	4,632
Net loss	$(257,409)	$(243,123)	$(285,184)

	Year Ended December 31,
	2019	2018	2017
	(Percent of total revenue)
Revenue:
Product, subscription and support	80%	83%	83%
Professional services	20	17	17
Total revenue	100	100	100
Cost of revenue:
Product, subscription and support	24	23	25
Professional services	11	10	10
Total cost of revenue	35	33	35
Total gross profit	65	67	65
Operating expenses:
Research and development	31	31	31
Sales and marketing	45	46	49
General and administrative	13	13	16
Restructuring charges	1	—	—
Total operating expenses	89	89	96
Operating loss	(24)	(22)	(31)
Interest income	2	2	1
Interest expense	(7)	(7)	(6)
Other expense, net	—	(2)	—
Loss before income taxes	(29)	(29)	(36)
Provision for income taxes	1	1	1
Net loss	(29)%	(29)%	(37)%

Comparison of the Years Ended December 31, 2019 and 2018
Revenue

	Year Ended December 31,
	2019		2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product, subscription and support	$708,836	80%	$687,382	83%	$21,454	3%
Professional services	180,316	20	143,568	17	36,748	26
Total revenue	$889,152	100%	$830,950	100%	$58,202	7%
Product, subscription and services by type:
Product and related subscription and support	$467,823	53%	$498,992	60%	$(31,169)	(6)%
Platform, cloud subscription and managed services	241,013	27	188,390	23	52,623	28
Total product, subscription and support	$708,836	80%	$687,382	83%	$21,454	3%
Revenue by geographic region:
United States	$554,856	63%	$523,150	63%	$31,706	6%
EMEA	155,357	17	135,736	16	19,621	14
APAC	131,361	15	122,516	15	8,845	7
Other	47,578	5	49,548	6	(1,970)	(4)
Total revenue	$889,152	100%	$830,950	100%	$58,202	7%
Product, subscription and support revenue increased by $21.5 million, or 3%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was comprised of platform, cloud subscription and managed services of $52.6 million offset by decrease in product and related subscription and support revenue of $31.2 million. The increase in platform, cloud subscription and managed services reflected sales of our security validation platform as well as increased amortization of deferred revenue associated with increased sales of our cloud-based network, email and endpoint security, threat intelligence, Helix security platform, and managed detection and response services. The decrease in product and related subscription and support revenue was primarily due to a decrease in the amortization of deferred revenue for appliances and attached subscription and support for our on-premise network and email security solutions.
We are experiencing a shift in customer buying patterns away from the deployment of network, email and endpoint security solutions on new appliance hardware in favor of virtual and, cloud-based security solutions. This has resulted in a continuing decline in our sales of new appliance hardware with attached subscriptions and support in both absolute dollars and as a percentage of sales. As a result, the amortization of deferred revenue associated with prior appliance (and attached subscription and support) sales exceeded additions to deferred revenue from new appliances (with attached subscription and support) sales, and the amount of deferred revenue associated with these solutions declined in 2019. We expect the decline in deferred revenue associated with appliance hardware and attached subscription and support will continue, which will result in reduced amortization of appliance and attached subscription and support revenue in future periods. This decline in new appliance-based security solution sales was offset by increased sales of our cloud-based security and intelligence solutions, our security validation and Helix security platforms subscriptions and our managed detection and response services, as well as sales of our virtual sensors for network, email and endpoint security and renewals of prior subscription and support contracts.
Given the continued expansion of our customer base, our subscription pricing for the majority of our solutions, and cross-sell rates for enterprise-class customers, we expect revenue from the amortization of deferred revenue associated with recurring subscription and support contracts to increase as a percentage of our total revenue. Our retention rate of enterprise-class customers with subscriptions expiring in the 12 months ended December 31, 2019 remained strong, which resulted in an increase in revenue associated with renewals and continued growth in annualized recurring revenue.
Professional services revenue increased by $36.7 million, or 26%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase is primarily driven by an increase in billable hours due to more engagements and professional services personnel as compared to the same period in 2018.
Our international revenue increased $26.5 million, or 9%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase reflects growth in sales from our international regions compared to prior periods as we expanded our international market presence, which resulted in higher deferred revenue and an increase in revenue amortized from deferred revenue.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2019		2018		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product, subscription and support	$210,432		$188,301		$22,131	12%
Professional services	98,460		84,174		14,286	17
Total cost of revenue	$308,892		$272,475		$36,417	13%
Gross margin:
Product, subscription and support		70%		73%
Professional services		45%		41%
Total gross margin		65%		67%
The cost of product, subscription and support revenue increased $22.1 million, or 12%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in cost of product, subscription and support revenue was primarily driven by a $9.0 million increase in personnel costs due to increased headcount and $18.0 million in increased third-party hosting costs associated with higher sales of cloud-based solutions which were partially offset by a $2.0 million decrease in depreciation and a $1.9 million decrease in inventory related expenses.
The cost of professional services revenue increased $14.3 million, or 17%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in cost of professional services revenue was primarily driven by a $17.4 million increase in personnel costs due to increased headcount which were partially offset by a $1.5 million decrease in third-party professional services costs.
Gross margin was lower for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease in gross margin percentage was primarily due to an increase in professional services as a percentage of total revenue, and an increase in third-party hosting fees in our cost of product, subscription and support revenues associated with higher sales of cloud-based solutions and the transition from in-house data centers to a third-party cloud platform.
Operating Expenses

	Year Ended December 31,
	2019		2018		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$271,326	31%	$254,142	31%	$17,184	7%
Sales and marketing	396,822	45	380,962	46	15,860	4
General and administrative	111,881	13	105,773	13	6,108	6
Restructuring	10,265	1
Total operating expenses	$790,294	89%	$740,877	89%	$49,417	7%
Includes stock-based compensation expense of:
Research and development	$45,476		$49,503
Sales and marketing	49,198		47,592
General and administrative	29,966		28,218
Total	$124,640		$125,313
Research and Development
Research and development expense increased $17.2 million, or 7%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily due to an $11.8 million increase in personnel costs due to increased headcount, a $6.5 million increase in depreciation related to internally developed software and a $3.0 million increase in software and cloud hosting costs, partially offset by a decrease in stock-based compensation charges of $4.0 million. The increase in headcount was as a result of increased investment in research and development for future product and subscription offerings.
Sales and Marketing
Sales and marketing expense increased by $15.9 million, or 4%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily due to a $9.5 million increase in commissions, an increase in personnel costs of $6.1 million due to increased headcount and a $1.6 million increase in stock-based compensation expense, partially offset by a $1.6 million decrease in marketing programs.
General and Administrative
General and administrative expense increased $6.1 million, or 6%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily due to a $2.2 million increase in professional services costs, a $1.8 million increase in personnel costs due to increased headcount and a $1.7 million increase in stock-based compensation.
Interest Income

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Interest income	$22,017	$16,033	$5,984	37%
Interest income increased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to an increase in interest rates resulting in a higher rate of return on our investments in conjunction with higher average balances in our cash and cash equivalents and investments.
Interest Expense

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Interest expense	$61,927	$56,426	$5,501	10%
Interest expense for the year ended December 31, 2019 increased compared to the year ended December 31, 2018, due to a full year of interest expense in 2019 related to our 2024 Notes. Interest expense pertains primarily to cash coupon payments and the amortization of discount and issuance costs related to our convertible senior notes.
Other Expense, Net

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Other expense, net	$1,775	$14,804	$(13,029)	(88)%
The decrease in other expense, net during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the inclusion of the loss on extinguishment of a portion of the 1.000% Convertible Senior Notes due 2035 (the “Series A Notes”) in the amount of $10.8 million during the year ended December 31, 2018.
Provision for Income Taxes

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Provision for income taxes	$5,690	$5,524
Effective tax rate	(2.3)%	(2.3)%

The provision for income taxes increased for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was not significant. Due to cumulative losses, we maintain a full valuation allowance on all of our U.S. and certain foreign deferred tax assets. The tax expense for the years ended December 31, 2019 and December 31, 2018 was primarily comprised of income taxes in foreign jurisdictions and withholding taxes.
Quarterly Results of Operations
The following unaudited quarterly statements of operations data for each of the eight quarters in the period ended December 31, 2019 and 2018 have been prepared on a basis consistent with our audited annual financial statements included in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited financial statements and the related notes included in this Annual Report on Form 10-K.

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in thousands)
Revenue:
Product, subscription and support	$185,008	$179,823	$174,102	$169,903	$178,827	$175,653	$167,429	$165,473
Professional services	50,078	46,091	43,506	40,641	38,706	35,998	35,267	33,597
Total revenue	235,086	225,914	217,608	210,544	217,533	211,651	202,696	199,070
Cost of revenue:
Product, subscription and support	54,494	54,272	53,198	48,468	47,984	46,752	46,136	47,429
Professional Services	26,217	24,948	24,195	23,100	21,846	20,682	21,146	20,500
Total cost of revenue	80,711	79,220	77,393	71,568	69,830	67,434	67,282	67,929
Total gross profit	154,375	146,694	140,215	138,976	147,703	144,217	135,414	131,141
Operating expenses:
Research and development	67,537	68,857	67,538	67,394	62,251	62,120	63,575	66,196
Sales and marketing	93,077	98,355	101,494	103,896	97,218	92,297	94,196	97,251
General and administrative	28,862	27,717	27,926	27,376	24,935	26,241	26,179	28,418
Restructuring charges	(15)	6,481	—	3,799	—	—	—	—
Total operating expenses	189,461	201,410	196,958	202,465	184,404	180,658	183,950	191,865
Operating loss	(35,086)	(54,716)	(56,743)	(63,489)	(36,701)	(36,441)	(48,536)	(60,724)
Interest income	4,758	5,275	6,137	5,848	5,226	4,484	3,383	2,940
Interest expense	(15,703)	(15,554)	(15,407)	(15,263)	(15,128)	(14,976)	(13,605)	(12,717)
Other income (expense), net	(757)	40	(770)	(288)	(414)	(1,424)	(12,690)	(276)
Loss before income taxes	(46,788)	(64,955)	(66,783)	(73,192)	(47,017)	(48,357)	(71,448)	(70,777)
Provision for income taxes	2,428	541	540	2,182	1,380	1,680	1,411	1,053
Net loss	$(49,216)	$(65,496)	$(67,323)	$(75,374)	$(48,397)	$(50,037)	$(72,859)	$(71,830)
Net loss per share, basic and diluted	$(0.23)	$(0.31)	$(0.33)	$(0.38)	$(0.25)	$(0.26)	$(0.38)	$(0.39)
Weighted average shares used to compute net loss per share, basic and diluted	214,565	212,207	204,109	197,819	194,593	192,359	189,696	186,456

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Percent of total revenue)
Revenue:
Product, subscription and support	79%	80%	80%	81%	82%	83%	83%	83%
Professional services	21	20	20	19	18	17	17	17
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product, subscription and support	23	24	24	23	22	22	23	24
Professional services	11	11	11	11	10	10	10	10
Total cost of revenue	34	35	35	34	32	32	33	34
Total gross profit	66	65	65	66	68	68	67	66
Operating expenses:
Research and development	29	30	31	32	29	29	31	33
Sales and marketing	40	44	47	49	45	44	46	49
General and administrative	12	12	13	13	11	12	13	14
Restructuring charges	—	3	—	2	—	—	—	—
Total operating expenses	81	89	91	96	85	85	90	96
Operating loss	(15)	(24)	(26)	(30)	(17)	(17)	(23)	(30)
Interest income	2	2	3	3	2	2	2	1
Interest expense	(7)	(7)	(7)	(7)	(7)	(7)	(7)	(6)
Other income (expense), net	—	—	—	—	—	(1)	(6)	—
Loss before income taxes	(20)	(29)	(30)	(34)	(22)	(23)	(34)	(35)
Provision for income taxes	1	—	—	1	1	1	1	1
Net loss	(21)%	(29)%	(30)%	(35)%	(23)%	(24)%	(35)%	(36)%
Quarterly Revenue Trends
Our quarterly revenue increased year-over-year for all periods presented, reflecting increased amortization of revenue from higher deferred revenue compared with the year-ago period, as well as increased capacity in professional services. The increase in deferred revenue was due to increased sales of our cloud-based security solutions, as well as our threat intelligence and managed detection and response services, partially offset by decreases in deferred revenue related to prior sales of appliance-based security solutions with attached subscriptions. The increases in revenue in the second, third and fourth quarters of 2019 also reflected revenue from our acquisition of Verodin in the second quarter of 2019.
Sequentially, our subscription and services revenues continued to increase each quarter presented, other than the first quarters of 2018 and 2019, when sales were slightly lower than the fourth quarters of the previous year due to normal seasonal sales patterns for and a decrease in amortization of deferred revenue associated with past appliance sales. The sequential growth in the remaining quarters was due to increased amortization of deferred revenue associated with higher deferred revenue, which was primarily due to growth in sales of cloud-based security solutions, threat intelligence, and managed detection and response services, as well as increased professional services revenue. Sequential growth in revenue in the second, third and fourth quarters of 2019 also reflected our acquisition of Verodin in the second quarter of 2019.
Under ASC 606, we amortize revenue from appliance sales ratably from deferred revenue, which will generally reduce quarterly revenue volatility compared to ASC 605. Ratable recognition of appliance revenue initially resulted in higher revenue than would have been recognized under ASC 605 and caused product and related subscription and support revenue to increase year-over-year in all four quarters of 2018. However, as customer buying patterns shifted away from new appliance hardware purchases in favor of virtual and cloud-based security solutions, the amount of deferred revenue associated with new appliance sales (and new related subscriptions and support contracts) was less than the amount of deferred revenue amortized, resulting in a decline in deferred revenue associated with appliance-based solutions. The decline in deferred revenue associated with appliance-based solutions resulted in year-over-year declines in product and related subscriptions and support in all four quarters of 2019. This year-over-year decline in product and related subscription and support revenue was offset by increases in revenue for the platform, cloud subscription and managed services category, as well as growth in professional services revenue.
We expect the decline in deferred revenue associated with on-premise appliance-based solutions (and the related attached subscriptions and support) to continue, with the decrease offset by increases in deferred revenue from sales of new “all-inclusive”

subscriptions to our network, email and endpoint security solutions (with or without appliance hardware), as well as from increases in sales of our platform, cloud subscriptions and managed services and Mandiant professional services.
Quarterly Gross Margin Trends
Consistent with increases in our quarterly revenue, quarterly gross profit increased year-over-year for all periods presented. Total gross margin, or gross profit as a percentage of revenue, increased year-over-year from the first quarter of 2018 through the first quarter of 2019. Gross margin declined year-over-year in the second, third and fourth quarters of 2019 due to an increase in professional services revenue as a percentage of total revenue and increased public cloud hosting costs associated with higher sales of cloud-based solutions and the transition of in-house data centers to a third party cloud platform. We expect the cost of hosting our solutions on third-party cloud platforms will increase in absolute dollars as revenue from our cloud-based solutions increases, which could result in fluctuations in our quarterly gross margins in the future.
Quarterly Expense Trends
For 2018 and 2019, total operating expenses were highest in the first quarter and trended down sequentially as employee-related payroll costs declined. The sequential increase in operating costs in the fourth quarter of 2018 was due to higher commission expense associated with higher sales. The sequential increase in operating expenses in the third quarter of 2019 was due to increased headcount, primarily related to the acquisition of Verodin, and an increase in market development programs.
Liquidity and Capital Resources

	As of December 31,
	2019	2018
	(In thousands)
Cash and cash equivalents	$334,603	$409,829
Short-term investments	$704,955	$706,691

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash provided by operating activities	$67,537	$17,381	$17,640
Cash used in investing activities	(169,036)	(48,517)	(59,323)
Cash provided by (used in) financing activities	26,273	260,074	(1,093)
Net increase (decrease) in cash and cash equivalents	$(75,226)	$228,938	$(42,776)

As of December 31, 2019, our cash and cash equivalents of $334.6 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $93.9 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2019 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of the 2024 Notes and received net proceeds of $584.4 million after deducting the initial purchasers' discount and the issuance costs. In conjunction with the issuance of the 2024 Notes, we used approximately $65.2 million of the net proceeds to enter into the capped call transactions. In addition, we used approximately $330.4 million of the net proceeds to repurchase a portion of the principal amount outstanding of the Series A Notes. Refer to Note 10 contained in the "Notes to Consolidated Financial Statements" included in Part II, Item 8 of this Annual Report on Form 10-K for more information on the 2024 Notes, the capped call transactions and the Series A Notes.
In May 2019, we acquired Verodin, a security instrumentation platform company. As consideration for the acquisition, we paid $143.7 million in cash, issued 8,404,609 shares of our common stock with an estimated fair value of $119.7 million and recognized $1.5 million of the fair value of assumed stock options attributable to pre-combination services.
In January 2018, we acquired X15, a data management company. We paid cash consideration of $5.3 million and issued 1,016,334 shares of our common stock with an estimated fair value of $15.4 million.
In October 2017, we acquired The Email Laundry, a privately held email security company. We paid cash consideration of $4.3 million and issued 259,425 shares of our common stock with an estimated fair value of $4.4 million.
Our principal sources of liquidity are existing cash and cash equivalents and short-term investments and cash inflow from operations, which we believe will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our billings and revenue growth rates, the timing and extent of spending to support development efforts, the efficiency of our marketing and sales activities, the introduction of new and enhanced product and service offerings, the cost of any future acquisitions of technology or businesses, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
During the year ended December 31, 2019, our operating activities provided cash of $67.5 million. We incurred a net loss of $257.4 million, which included net non-cash expenses of $305.5 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities provided cash of $19.5 million, primarily related to an increase in deferred revenue of $37.0 million, an increase in accounts payable of $4.7 million, an increase in prepaid expenses of $7.0 million, which was partially offset by a decrease in accounts receivable of $12.1 million, a decrease in accrued liabilities of $3.1 million, a decrease in long term liabilities of $9.8 million and a decrease in accrued compensation of $4.3 million.
During the year ended December 31, 2018, our operating activities provided cash of $17.4 million. We incurred a net loss of $243.1 million, which included net non-cash expenses of $298.0 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense, and loss on the repurchase of our Series A Notes. As required under ASU 2016-15, we classified $43.6 million of the $330.4 million Series A Notes cash repayment as an amount deemed repayment of Series A Notes accreted debt discount as a cash outflow for operating activities. Our net change in operating assets and liabilities used cash of $6.1 million, primarily related to reductions in deferred revenue of $24.7 million, an increase in accrued liabilities of $10.2 million  due to accretion of interest on our Convertible Senior Notes, and an increase in accrued compensation due to accrual of payroll taxes, which was partially offset by an increase in prepaid expenses of $13.8 million due to prepayment of commissions, an increase in accounts receivable of $11.6 million, due to increased sales and a decrease in accounts payables of $8.2 million.
During the year ended December 31, 2017, our operating activities provided cash of $17.6 million. We incurred a net loss of $285.2 million, which included net non-cash expenses of $313.2 million, primarily consisting of stock-based compensation charges and depreciation and amortization expense. Our net change in operating assets and liabilities provided cash of $10.4 million, primarily related to reductions in deferred revenue of $17.6 million, due to amortization, an increase in prepaid expenses of $5.4 million due to prepayment of commissions, which was partially offset by the use of cash sourced from an increase in accounts receivable of $14.4 million resulting from growth in billings, an increase in other long-term liabilities for $14.7 million resulting from additional deferred rent related to our new corporate headquarters building and an increase in accounts payables of $6.0 million.
Investing Activities
Cash used in investing activities during the year ended December 31, 2019 was $169.0 million, primarily for capital expenditures to purchase property and equipment and demonstration units of $45.6 million, net maturities of short-term investments of $3.4 million and $127.2 million net of cash acquired for the acquisition of Verodin.
Cash used in investing activities year ended December 31, 2018 was $48.5 million, primarily for capital expenditures to purchase property and equipment and demonstration units of $50.8 million, net maturities of short-term investments of $7.3 million and cash used in the acquisition of X15.
Cash used in investing activities during the year ended December 31, 2017 was $59.3 million, primarily for capital expenditures to purchase property and equipment and demonstration units, net purchases of short-term investments and cash used to acquire The Email Laundry.
Financing Activities
During the year ended December 31, 2019, financing activities provided $26.3 million in cash, primarily from proceeds of $22.1 million from employee purchases of shares under our 2013 Employee Stock Purchase Plan ("ESPP") and $4.2 million from exercises of employee stock options.
During the year ended December 31, 2018, financing activities provided $260.1 million in cash, primarily from proceeds of $584.4 million received from the issuance of our 2024 Notes, $20.8 million from employee purchases of shares under our ESPP and $6.9 million from exercises of employee stock options. These proceeds were partially offset by the $286.8 million cash outflow attributable to the aggregate principal of the Series A Notes repurchased and $65.2 million for the purchase of the privately negotiated capped calls that cap the dilutive effects related to our 2024 Notes if the stock price exceeds the conversion price of the 2024 Notes.
During the year ended December 31, 2017, financing activities used $1.1 million in cash, primarily due to proceeds from employee purchases of shares under our ESPP and exercises of stock options, partially offset by the repayment of debt assumed through acquisitions.

Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of December 31, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
		(In thousands)
Convertible Notes	$1,210,015	$133,152	$474,238	$602,625	$—
Operating leases	113,753	19,051	32,596	24,248	37,858
Purchase obligations	17,662	6,293	10,705	664	—
Contract manufacturer commitments	5,008	5,008	—	—	—
Total	$1,346,438	$163,504	$517,539	$627,537	$37,858
Total future payments related to our Convertible Notes of $1,210 million shown in the table above is composed of $119.8 million principal amount of Series A Notes, $460 million principal amount of Series B Notes, $600 million principal amount of 2024 Notes and future interest payments of $30.2 million. Although the 2035 Notes have a stated maturity of June 1, 2035, they have been reflected in the table above assuming repurchase on June 1, 2020 in the case of the Series A Notes and June 1, 2022 in the case of the Series B Notes (the first date holders have the right to require us to repurchase all or any portion of their Convertible Senior Notes) at 100% of the principal amount plus accrued and unpaid interest as of these dates.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2019, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, approximately $1.9 million of unrecognized tax benefits classified as “Other long-term liabilities” in the accompanying consolidated balance sheets as of December 31, 2019, have been excluded from the contractual obligations table above.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Segment Information
We have one primary business activity and operate in one reportable segment.
Concentration
For the years ended December 31, 2019, 2018 and 2017, one distributor represented 13%, 20% and 19%, respectively, of our total revenue, and one reseller represented 14%, 15% and 13%, respectively, of our total revenue. Additionally, another distributor represented 10% of our total revenue for the year ended December 31, 2019, but did not represent 10% or greater of our total revenue for either of the years ended December 31, 2018 and 2017.
Our agreements with the distributors and reseller were made in the ordinary course of our business and may be terminated with or without cause by either party with advance notice. Although we believe we would experience some short-term disruption in the distribution of our products and subscriptions and services if these agreements were terminated, we believe such termination would not have a long-term material adverse effect on our financial results and that alternative resellers and other channel partners exist who would be able to deliver our products to our end-customers.
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
Nature of Products and Services
We generate revenue from the sales of physical and virtual security appliances (products), software, subscriptions, support and maintenance contracts and professional services to end-customers, primarily through our indirect relationships through our partners or direct relationships through our direct sales-force. We account for our performance obligations in accordance with ASC 606 and all related interpretations.
Our security appliance deliverables include proprietary operating system software, which together with regular security intelligence updates and support and maintenance, deliver the essential functionality of our appliance-based security products. We deliver our appliances and software licenses with the related intelligence subscription and support as a single performance obligation. As a result, we recognize revenue for this single performance obligation ratably over the contractual term. Contracts containing this single performance obligation typically contain a material right of renewal option. For contracts that contain a material right of renewal option, the allocated value of the performance obligation is recognized ratably over the period between the end of the initial contractual term and the end of the estimated useful life of the related appliance and license.
Revenue from subscriptions to our cloud-based solutions, which allow customers to use our hosted security software over a contracted period without taking possession of the software, and managed services where we provide managed detection and response services for our customers, are recognized over the contractual term. We also recognize a small portion of our revenue from appliances and software that are not dependent on regular threat intelligence updates. Revenue from these solutions is therefore recognized when ownership is transferred to our customers, typically upon shipment.
Professional services, which include incident response, security assessments, and other strategic security consulting services are offered on a time-and-materials basis or through fixed fee arrangements, and we recognize the associated revenue as the services are delivered.
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
Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. We recognize taxes on Global Intangible Low-Taxed Income (“GILTI”) as a current period expense when incurred.
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
Contract Manufacturer Liabilities
We outsource most of our manufacturing, repair, and supply chain management operations to our independent contract manufacturers and payments to them are a significant portion of our product, subscription and support cost of revenue. Although we could be contractually obligated to purchase manufactured products, we generally do not own the manufactured products. Product title transfers from our independent contract manufacturers to us and immediately to our partners or customers upon shipment. Our independent contract manufacturers assemble our products using design specifications, quality assurance programs, and standards that we establish, and they procure components and assemble our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions, as adjusted for overall market conditions. If the actual component usage and product demand are significantly lower than forecast, we accrue for costs for contractual manufacturing commitments in excess of our forecasted demand, including costs for excess components or for carrying costs incurred by our contract manufacturers. To date, we have not incurred nor accrued any significant costs associated with this exposure.
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
Goodwill
Goodwill is the excess of the aggregate purchase price paid over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate as one reporting unit and have selected December 1 as the date to perform our annual impairment test. In the valuation of our goodwill, we must make assumptions regarding estimated future cash flows to be derived from our business. If these estimates or their related assumptions change in the future, we may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing implied fair value of goodwill to its net book value. In calculating our implied fair value of goodwill, our fair value would be allocated to all of the other assets and liabilities based on their fair values. The excess of our fair value over the amount assigned to our other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There was no impairment of goodwill recorded for the years ended December 31, 2019, 2018 or 2017, and our reporting unit was not at risk of failing the first step of the impairment test for any of these periods.
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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at December 31, 2019 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $1,039.6 million and $1,116.5 million as of December 31, 2019 and 2018, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions, U.S. Treasury notes and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to our investment policies which limit the duration of our short term investments. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Series A Notes, Series B Notes and 2024 Notes have fixed interest rates of 1.000%, 1.625% and 0.875%, respectively. The fair value of the Convertible Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of December 31, 2019, the fair value of our Convertible Notes was approximately $1.1 billion.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FireEye, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FireEye, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2019 due to the adoption of Accounting Standards Update 2016-02, Leases, and related amendments (collectively, “ASC 842”).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition and Contract Balances - Appliance and License Useful Life - Refer to Notes 1, 7, and 9 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue for contracts that contain a renewal option, which is a material right, over the contractual term. The allocated value of the renewal option is recognized over the period between the end of the initial contractual term and the end of the estimated useful life of the related appliance and license. The costs of revenue and commissions for such contracts are also recognized based on this estimated useful life.

We identified appliance and license useful life as a critical audit matter because the determination of this estimated useful life of the appliance and license requires significant judgment based on the Company’s evaluation of historical renewals, technology refresh cycle, and management’s expectation of future trends. This required a high degree of auditor judgment and an increased extent of effort to perform qualitative evaluations of these assumptions.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimated appliance and license useful life included the following, among others:

•	We tested the effectiveness of controls over the Company’s determination of the estimated appliance and license useful life.

•	We evaluated the methods and assumptions used by management to determine the estimated useful life by:

–	Testing the underlying data that served as the basis for the analysis, including information regarding actual historical renewals.

–	Recalculating the quantitative historical renewal information in the Company’s analysis.

–
Assessing qualitative factors, including product refresh cycle, technology life and evaluating whether historical renewal of the license and hardware is indicative of the estimated useful life based on internal or external information available, including interviews with Company personnel and reviews of Company product roadmaps and industry publications.

–	Evaluating the reasonableness of management’s overall conclusion.
Business Combinations - Acquisition of Verodin - Forecast of Future Revenue - Refer to Note 5 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Verodin, Inc. for $264.9 million on May 28, 2019. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including total intangible assets of $45.2 million, which consists primarily of $38.3 million of developed technology. Management estimated the fair value of the developed technology intangible asset using the multi-period excess earnings method, which is a specific discounted cash flow method.
We identified forecasted revenue used in the valuation of developed technology as a critical audit matter because it requires management to make significant estimates and assumptions based on expectations of synergies, future operations and trends. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasted revenue.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenue for the developed technology intangible asset included the following, among others:

•	We tested the effectiveness of controls over the valuation of the intangible assets, including management’s controls over forecasts of revenue.

•
We assessed the reasonableness of management’s forecasts by inquiring with management to understand how revenue forecasts were developed, comparing revenue forecasts to those presented to the Board of Directors, and comparing the projections to historical results and external sources including industry trends and peer companies’ historical data.

•	We evaluated whether the estimated future revenues were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 21, 2020

We have served as the Company's auditor since 2010.

FIREEYE, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$334,603	$409,829
Short-term investments	704,955	706,691
Accounts receivable, net of allowance for doubtful accounts of $2,263 and $2,525 at December 31, 2019 and 2018, respectively	171,459	157,817
Inventories	5,892	6,548
Prepaid expenses and other current assets	96,827	100,295
Total current assets	1,313,736	1,381,180
Property and equipment, net	93,812	89,163
Operating lease right-of-use assets, net	58,758	—
Goodwill	1,205,292	999,804
Intangible assets, net	134,420	143,162
Deposits and other long-term assets	84,468	82,769
TOTAL ASSETS	$2,890,486	$2,696,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,271	$26,944
Operating lease liabilities, current	18,437	—
Accrued and other current liabilities	24,496	29,797
Accrued compensation	59,513	63,808
Convertible senior notes, current, net	117,288	—
Deferred revenue, current portion	603,944	556,815
Total current liabilities	849,949	677,364
Convertible senior notes, net	893,273	962,577
Deferred revenue, non-current portion	370,623	378,013
Operating lease liabilities, non-current	70,481	—
Other long-term liabilities	4,494	27,730
Total liabilities	2,188,820	2,045,684
Commitments and contingencies (NOTE 11)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 219,422 and 199,612 shares issued and outstanding as of December 31, 2019 and 2018, respectively	22	20
Additional paid-in capital	3,457,359	3,152,159
Treasury stock, at cost; 3,333 shares as of December 31, 2019 and 2018	(150,000)	(150,000)
Accumulated other comprehensive income (loss)	1,180	(2,299)
Accumulated deficit	(2,606,895)	(2,349,486)
Total stockholders’ equity	701,666	650,394
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,890,486	$2,696,078
See accompanying notes to consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Product, subscription and support	$708,836	$687,382	$645,965
Professional services	180,316	143,568	133,683
Total revenue	889,152	830,950	779,648
Cost of revenue:
Product, subscription and support	210,432	188,301	190,786
Professional services	98,460	84,174	80,861
Total cost of revenue	308,892	272,475	271,647
Total gross profit	580,260	558,475	508,001
Operating expenses:
Research and development	271,326	254,142	243,273
Sales and marketing	396,822	380,962	379,278
General and administrative	111,881	105,773	125,549
Restructuring charges	10,265	—	—
Total operating expenses	790,294	740,877	748,100
Operating loss	(210,034)	(182,402)	(240,099)
Interest income	22,017	16,033	9,323
Interest expense	(61,927)	(56,426)	(49,766)
Other expense, net	(1,775)	(14,804)	(10)
Loss before income taxes	(251,719)	(237,599)	(280,552)
Provision for income taxes	5,690	5,524	4,632
Net loss	$(257,409)	$(243,123)	$(285,184)
Net loss per share, basic and diluted	$(1.24)	$(1.27)	$(1.60)
Weighted average shares used in computing net loss per share, basic and diluted	207,234	190,803	177,757
See accompanying notes to consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(257,409)	$(243,123)	$(285,184)
Change in net unrealized gains (losses) on available-for-sale investments, net of tax	3,479	582	(1,139)
Comprehensive loss	$(253,930)	$(242,541)	$(286,323)
See accompanying notes to consolidated financial statements.

FIREEYE, INC.
Consolidated Statement of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	174,596	$17	$2,682,909	$(150,000)	$(1,742)	$(1,821,179)	$710,005
Issuance of common stock for equity awards, net of repurchases and tax withholdings	10,513	2	17,741	—	—	—	17,743
Issuance of common stock related to employee stock purchase plan	1,737	—	20,094	—	—	—	20,094
Issuance of common stock related to Clean Communications Limited acquisition	259	—	4,361	—	—	—	4,361
Stock-based compensation	—	—	166,336	—	—	—	166,336
Unrealized loss on investments	—	—	—	—	(1,139)	—	(1,139)
Net loss	—	—	—	—	—	(285,184)	(285,184)
Balance at December 31, 2017	187,105	19	2,891,441	(150,000)	(2,881)	(2,106,363)	632,216
Issuance of common stock for equity awards, net of repurchases and tax withholdings	9,774	1	6,888	—	—	—	6,889
Issuance of common stock related to employee stock purchase plan	1,717	—	20,816	—	—	—	20,816
Issuance of common stock related to X15 acquisition	1,016	—	15,387	—	—	—	15,387
Stock-based compensation	—	—	157,795	—	—	—	157,795
Unrealized gain on investments	—	—	—	—	582	—	582
Purchase of capped calls	—	—	(65,220)	—	—	—	(65,220)
Equity component of issuance of 2024 Notes, net	—	—	138,064	—	—	—	138,064
Equity component of partial repurchase of Series A Notes, net	—	—	(13,012)	—	—	—	(13,012)
Net loss	—	—	—	—	—	(243,123)	(243,123)
Balance at December 31, 2018	199,612	20	3,152,159	(150,000)	(2,299)	(2,349,486)	650,394
Issuance of common stock for equity awards, net of tax withholdings	9,624	1	4,186	—	—	—	4,187
Issuance of common stock related to employee stock purchase plan	1,781	—	22,086	—	—	—	22,086
Issuance of common stock and assumption of options related to Verodin, Inc. acquisition	8,405	1	121,157	—	—	—	121,158
Unrealized gain on investments	—	—	—	—	3,479	—	3,479
Stock-based compensation	—	—	157,771	—	—	—	157,771
Net loss	—	—	—	—	—	(257,409)	(257,409)
Balance at December 31, 2019	219,422	$22	$3,457,359	$(150,000)	$1,180	$(2,606,895)	$701,666

See accompanying notes to the consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(257,409)	$(243,123)	$(285,184)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	103,305	86,505	103,417
Stock-based compensation	153,517	153,675	166,336
Non-cash interest expense related to convertible senior notes	47,983	43,273	37,598
Loss on repurchase of convertible senior notes	—	10,764	—
Deemed repayment of convertible senior notes attributable to accreted debt discount	—	(43,575)	—
Change in fair value of contingent earn-out liability	—	—	(54)
Deferred income taxes	(257)	(930)	(1,287)
Other	945	4,715	7,170
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(12,109)	(11,605)	(14,434)
Inventories	51	(5,216)	(3,333)
Prepaid expenses and other assets	7,003	(13,779)	5,365
Accounts payable	4,707	(8,205)	6,040
Accrued liabilities	(3,074)	10,234	(3,659)
Accrued compensation	(4,295)	4,220	2,565
Deferred revenue	36,987	24,728	(17,649)
Other long-term liabilities	(9,817)	5,700	14,749
Net cash provided by operating activities	67,537	17,381	17,640
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(45,605)	(50,831)	(43,779)
Purchases of short-term investments	(617,194)	(479,862)	(409,358)
Proceeds from maturities of short-term investments	620,580	487,141	397,483
Proceeds from sales of short-term investments	—	—	3,620
Business acquisitions, net of cash acquired	(127,249)	(5,240)	(4,300)
Purchase of investment in private company	—	—	(2,500)
Lease deposits	432	275	(489)
Net cash used in investing activities	(169,036)	(48,517)	(59,323)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible senior notes	—	584,405	—
Purchase of capped calls	—	(65,220)	—
Repurchase of convertible senior notes	—	(286,817)	—
Payments for contingent earn-outs	—	—	(38,928)
Payment related to shares withheld for taxes	—	—	(1,408)
Proceeds from employee stock purchase plan	22,086	20,816	20,094
Proceeds from exercise of equity awards	4,187	6,890	19,149
Net cash provided by (used in) financing activities	26,273	260,074	(1,093)
Net change in cash and cash equivalents	(75,226)	228,938	(42,776)
Cash and cash equivalents, beginning of period	409,829	180,891	223,667
Cash and cash equivalents, end of period	$334,603	$409,829	$180,891

FIREEYE, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4,777	$4,780	$5,360
Cash paid for interest	$13,934	$13,035	$12,075
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with acquisitions	$119,682	$15,387	$4,361
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$5,264	$12,818	$13,353

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
FireEye, Inc. and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) provide comprehensive intelligence-based cybersecurity solutions that allow organizations to prepare for, prevent, investigate, respond to and remediate cyber attacks, including attacks that target on-premise, cloud and critical infrastructure environments. Our portfolio of cyber security products and services helps customers minimize the risk of costly cyber security breaches by:

•	validating the effectiveness of existing cybersecurity controls before an attack occurs,

•	detecting and preventing advanced, targeted and other evasive attacks missed by other security controls,

•	enabling more efficient management of security operations, including alert management, investigations and response when a breach occurs, and

•	providing assessment, training and other strategic security consulting services that help organizations improve their resilience to attack.
Our portfolio of cybersecurity solutions includes threat detection and prevention products that include appliance-based, virtual and cloud solutions for web security, email security and endpoint security. These products are complemented by our cloud-based threat intelligence, security analytics and security automation and orchestration technologies, as well as our managed security services, cybersecurity consulting and incident response offerings. In combination, our solutions and services enable a proactive approach to cybersecurity that extends across the threat management lifecycle to minimize the risk of costly cybersecurity breaches.
We have organized our cybersecurity solutions in a hub and spokes model designed to integrate machine-generated threat data from our detection and prevention products with our analytics, response and orchestration technologies delivered through our Helix cybersecurity operations platform. Helix is designed to enable more efficient security operations by correlating security and event data across an organization’s environment to determine which threats present the greatest risk, automate repetitive security processes, and provide tools and workflows to investigate and respond to attacks. The Helix cloud-based interface presents a unified view of an organization’s attack surface, including on-premise and cloud environments, and provides the contextual threat intelligence and threat management tools to enable a rapid response.
On January 17, 2020, we acquired Cloudvisory LLC, a provider of cloud visibility and control solutions. As consideration for the acquisition, we paid approximately $13.5 million in cash. We are currently in the process of completing the preliminary purchase price allocation, which will be included in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2020.
In May 2019, we acquired Verodin, Inc. ("Verodin"), a security instrumentation platform company. As consideration for the acquisition, we paid $143.7 million in cash, issued 8,404,609 shares of our common stock with an estimated fair value of $119.7 million and recognized $1.5 million of the fair value of assumed stock options attributable to pre-combination services.
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
Our accounts receivables are primarily derived from a diverse set of customers across various geographical locations. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable. We maintain an allowance for doubtful accounts for estimated potential credit losses. See Note 17 for information on major customers.
We rely primarily on a single contract manufacturer to assemble our products. In some cases, we rely on sole suppliers for certain components.
Foreign Currency Translation and Transactions
The functional currency of our foreign subsidiaries is the U.S. dollar. We translate all monetary assets and liabilities denominated in foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet dates and other assets and liabilities using historical exchange rates.
Foreign currency denominated revenue and expenses have been re-measured using the average exchange rates in effect during each period. Foreign currency translation and transaction gains and losses have been included in other income (expense) and have not been significant for the years ended December 31, 2019, 2018 and 2017. For the years ended December 31, 2019, 2018 and 2017, we recognized a loss of $0.7 million, a loss of $1.5 million and a gain of $1.8 million, respectively.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Provisions have been made to reduce all slow-moving, obsolete or unusable inventories to their net realizable values. We purchase completed units from contract manufacturers and substantially all of our inventories are finished goods held for use as service replacements. As of December 31, 2019 and 2018, the reserves for excess and obsolete inventories were $5.9 million and $5.2 million, respectively.
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
Impairment of Long-Lived Assets
We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. Through December 31, 2019 we have not written down any of our long-lived assets as a result of impairment.
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
In the valuation of its goodwill, the Company must make assumptions regarding estimated future cash flows to be derived from the Company. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the Company to its net book value. In calculating the implied fair value of the Company’s goodwill, the fair value of the Company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities represents the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There was no impairment of goodwill recorded for the years ended December 31, 2019, 2018 or 2017.
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
Deferred Revenue (Contract Liabilities) and Contract Assets
Deferred revenue consists of amounts for which we have the unconditional right to bill, but have not been recognized as revenue because the related goods or services have not been transferred. These amounts include non-refundable customer deposits that are prepaid for future performance obligations, such as delivery of our Expertise on Demand units and pre-paid retainers. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current. Our contract assets consist of assets typically resulting when revenue recognized but for which we do not have the right to bill the customer due to allocation of transaction price, and such amounts have been included in prepaid expenses and other current assets. Our contract assets were immaterial as of December 31, 2019 and December 31, 2018.
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
Our customer acquisition costs are primarily related to sales commissions and related payroll taxes earned by our sales force and such costs are considered incremental costs to obtain a contract. Sales commissions for initial contracts are deferred and then amortized taking into consideration the pattern of transfer to which the asset relates and may include expected renewal periods where renewal commissions are not commensurate with the initial commissions period. We typically recognize the initial commissions over the longer of the customer relationship (generally estimated to be four years) or over the same period as the initial revenue arrangement to which these costs relate. Renewal commissions not commensurate with the initial commissions paid are generally amortized over the renewal period. Deferred commissions that will amortize within the succeeding twelve month period are classified as current, and included in prepaid expenses and other current assets on the Consolidated Balance Sheets. The remaining balance is classified as non-current, and included in deposits and other long-term assets. As of December 31, 2019 and December 31, 2018, the amount of deferred commissions included in prepaid expenses and other current assets was $53.0 million and $50.1 million, respectively. The amount of deferred commissions included in deposits and other long-term assets as of December 31, 2019 and December 31, 2018 was $49.8 million and $50.5 million, respectively.
Deferred Costs of Revenue
Deferred costs of revenue consists of appliance related direct and incremental costs that are capitalized and will be amortized on a systematic basis that is consistent with the pattern of transfer to which the asset relates. Deferred costs of revenue that will be realized within the succeeding twelve month period are classified as current, and included in prepaid expenses and other current assets on the Consolidated Balance Sheets. The remaining balance is classified as non-current, and included in deposits and other long-term assets. As of December 31, 2019 and December 31, 2018, the amount of deferred costs of revenue classified as current and included in prepaid expenses and other current assets was $17.2 million and $17.0 million, respectively. The amount of deferred costs of revenue classified as non-current and included in deposits and other long-term assets as of December 31, 2019 and December 31, 2018 was $21.9 million and $20.3 million, respectively.
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
Our security appliance deliverables include proprietary operating system software, which together with regular security intelligence updates and support and maintenance, deliver the essential functionality of our appliance-based security products. We combine appliances and software licenses with the related intelligence subscription and support as a single performance obligation. As a result, we recognize revenue for this single performance obligation ratably over the contractual term. Contracts containing this single performance obligation typically contain a material right of renewal option. For contracts that contain a material right of renewal option, the allocated value of the performance obligation is recognized ratably over the period between the end of the initial contractual term and the end of the estimated useful life of the related appliance and license.
Revenue from subscriptions to our cloud-based solutions, which allow customers to use our hosted security software over a contracted period without taking possession of the software and managed services where we provide managed detection and response services for customers, are recognized over the contractual term. A small portion of our revenue is from appliances and software that are not dependent on regular threat intelligence updates. Revenue from these appliances and software is therefore recognized when ownership is transferred to our customers, typically upon shipment.
Professional services, which include incident response, security assessments, and other strategic security consulting services are offered on a time-and-materials basis or through fixed fee arrangements, and we recognize the associated revenue as the services are delivered.
Advertising Costs
Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $3.2 million, $3.4 million and $2.6 million during the years ended December 31, 2019, 2018 and 2017, respectively.
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
Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In addition, deferred tax assets are recorded to reflect the future benefit of utilizing net operating losses and research and development credit carry forwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. We recognize taxes on Global Intangible Low-Taxed Income (“GILTI”) as a current period expense when incurred.
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
Net Loss Per Share
We calculate our basic and diluted net loss per share in conformity with the two-class method required for companies with participating securities. Under the two-class method, in periods when we have net income, net income is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and the convertible preferred stock. In computing diluted net income, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Our basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock are considered common stock equivalents, but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.
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
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). This standard is intended to increase transparency and comparability among organizations by recognizing right-of-use ("ROU") assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard provides for a modified retrospective transition approach to recognize and measure leases at the beginning of the earliest period presented. In July 2018, the FASB issued ASU 2018-11, Leases (ASC 842): Targeted Improvements. The update provides an optional transition method that allows entities to apply the standard prospectively, versus recasting the prior periods presented. We adopted the standard effective January 1, 2019, using a modified retrospective transition method and not restating comparative periods. As a result, the consolidated balance sheet as of December 31, 2018 was not restated, continues to be reported under ASC 840, which did not require recognition of operating lease assets and liabilities on the balance sheet, and is not comparative. We have also elected the practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for our leases which existed and expired prior to January 1, 2019. The standard had a material impact on our consolidated balance sheets, but did not have an impact on our consolidated statement of operations. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. We recognized ROU assets and lease liabilities of $60.7 million and $88.4 million, respectively, on our consolidated balance sheets on January 1, 2019, which included reclassifying lease incentives and deferred rent as a component of the ROU assets. See Summary of Significant Accounting Policies - Leases and Note 8 Leases for further details.
Recent Accounting Pronouncements
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
Simplifying the Accounting for Income Taxes
    In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

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
The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of December 31, 2019				As of December 31, 2018
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$24,246	$—	$—	$24,246	$25,748	$—	$—	$25,748
U.S. Treasuries	—	—	—	—	—	—	—	—
Total cash equivalents	$24,246	$—	$—	$24,246	$25,748	$—	$—	$25,748
Short-term investments:
Certificates of deposit	—	5,145	—	5,145	—	—	—	—
Commercial paper	—	—	—	—	—	—	—	—
Corporate notes and bonds	—	472,908	—	472,908	—	448,323	—	448,323
U.S. Treasuries	—	48,069	—	48,069	—	112,700	—	112,700
U.S. Government agencies	—	178,833	—	178,833	—	145,668	—	145,668
Total short-term investments	$—	$704,955	$—	$704,955	$—	$706,691	$—	$706,691
Total assets measured at fair value	$24,246	$704,955	$—	$729,201	$25,748	$706,691	$—	$732,439

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
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a private company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the year ended December 31, 2019.
The estimated fair value of the Convertible Senior Notes as of December 31, 2019 was determined to be $1.1 billion, based on quoted market prices. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

3. Investments
Our investments consisted of the following (in thousands):

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Certificates of deposit	$5,118	$27	$—	$5,145	$—	$5,145
Corporate notes and bonds	471,172	$1,950	(214)	472,908	—	472,908
U.S. Treasuries	48,086	2	(19)	48,069	—	48,069
U.S. Government agencies	178,891	52	(110)	178,833	—	178,833
Total	$703,267	$2,031	$(343)	$704,955	$—	$704,955

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Corporate notes and bonds	$450,097	$44	$(1,818)	$448,323	$—	$448,323
U.S. Treasuries	112,783	2	(85)	112,700	—	112,700
U.S. Government agencies	146,110	—	(442)	145,668	—	145,668
Total	$708,990	$46	$(2,345)	$706,691	$—	$706,691

The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2019
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$244	$—	$—	$—	$244	$—
Corporate notes and bonds	117,271	(205)	24,514	(9)	141,785	(214)
U.S. Treasuries	5,041	(2)	33,996	(17)	39,037	(19)
U.S. Government agencies	91,221	(103)	25,997	(7)	117,218	(110)
Total	$213,777	$(310)	$84,507	$(33)	$298,284	$(343)

	As of December 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$—	$—	$—	$—	$—	$—
Corporate notes and bonds	420,548	(1,817)	1,526	(2)	422,074	(1,819)
U.S. Treasuries	105,525	(85)	—	—	105,525	(85)
U.S. Government agencies	137,416	(441)	—	—	137,416	(441)
Total	$663,489	$(2,343)	$1,526	$(2)	$665,015	$(2,345)

Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of December 31, 2019 and 2018.
The following table summarizes the contractual maturities of our investments at December 31, 2019 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$265,128	$265,483
Due within one to three years	438,139	439,472
Total	$703,267	$704,955

All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
As of December 31, 2019, we held a 10.0% ownership interest in a privately held company which is accounted for under the equity method based on our ability to exercise significant influence over the company's operating and financial policies. Our investments in this company are classified within deposits and other long-term assets on our consolidated balance sheets. The carrying value of our investments was zero and $0.5 million as of December 31, 2019 and 2018, respectively.
4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2019	2018
Computer equipment and software	$203,242	$171,078
Leasehold improvements	64,180	62,832
Furniture and fixtures	15,496	13,835
Machinery and equipment	465	447
Total property and equipment	$283,383	$248,192
Less: accumulated depreciation	(189,571)	(159,029)
Total property and equipment, net	$93,812	$89,163

During the years ended December 31, 2019, 2018 and 2017 we capitalized $22.5 million, $22.5 million and $14.2 million, respectively, of software development costs related to our cloud subscription offerings. Amortization expense related to capitalized software development costs during the years ended December 31, 2019, 2018 and 2017 was $16.7 million, $10.2 million and $5.6 million, respectively.
Depreciation and amortization expense related to property and equipment and demonstration units during the years ended December 31, 2019, 2018 and 2017 was $38.2 million, $36.7 million and $41.8 million, respectively.
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

Acquisition of Verodin
On May 28, 2019, we acquired all outstanding shares of privately held Verodin, a security instrumentation platform company. We expect that the Verodin technology will be integrated with our platform and analytics capabilities, as well as some of our professional services offerings, going forward. In connection with this acquisition, we paid cash consideration of $143.7 million and issued 8,404,609 shares of our common stock with an estimated fair value of $119.7 million. We also assumed unvested stock options, which are now exercisable for our common stock, of which $1.5 million of the fair value has been accounted for as consideration for assumed awards pertaining to pre-combination service prior to acquisition. Based on the above, total purchase consideration for Verodin was $264.9 million.
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

Amount
Net tangible assets assumed	$15,036
Intangible assets	45,200
Deferred tax liability	(886)
Goodwill	205,532
Total preliminary purchase price allocation	$264,882

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
The estimated useful life and fair values of the identifiable intangible assets are as follows (dollars in thousands):

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
Acquisition of Cloudvisory LLC
On January 17, 2020, we acquired Cloudvisory LLC, a provider of cloud visibility and control solutions. As consideration for the acquisition, we paid approximately $13.5 million in cash. We are currently in the process of completing the preliminary purchase price allocation, which will be included in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2020.
Goodwill and Purchased Intangible Assets
Changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 were as follows (in thousands):

Amount
Balance as of December 31, 2017	$984,661
Goodwill acquired	15,143
Balance as of December 31, 2018	$999,804
Goodwill acquired	205,488
Balance as of December 31, 2019	$1,205,292

Purchased intangible assets consisted of the following (in thousands):

	As of December 31,
	2019	2018
Developed technology	$148,303	$110,003
Content	158,700	158,700
Customer relationships	115,690	111,090
Contract backlog	13,200	12,500
Trade names	17,160	15,560
Non-competition agreements	1,400	1,400
Total intangible assets	$454,453	409,253
Less: accumulated amortization	(320,033)	(266,091)
Total net intangible assets	$134,420	$143,162

Amortization expense of intangible assets during the years ended December 31, 2019, 2018 and 2017 was $53.9 million, $50.3 million and $59.3 million, respectively.
The expected future annual amortization expense of intangible assets as of December 31, 2019 is presented below (in thousands):

Years Ending December 31,	Amount
2020	$43,154
2021	38,379
2022	27,109
2023	22,005
2024	3,692
2025 and thereafter	81
Total	$134,420

6. Restructuring Charges
In January 2019, we implemented a restructuring plan designed primarily to align our resources with the strategic growth initiatives of the business. This restructuring plan resulted in a reduction of less than 2% of our total workforce as of March 31, 2019, as well as exiting and downsizing of certain real estate facilities. In August 2019, we implemented an additional restructuring plan to further align our resources with the strategic growth initiatives of the business, which related primarily to employee severance charges and other termination benefits as well as costs associated with exiting certain real estate facilities.
The following table sets forth the restructuring balance as of December 31, 2017 related to previous restructuring activities, which was completed during the year ended December 31, 2019, and a summary of restructuring activities during the years ended December 31, 2019 and 2018 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance at December 31, 2017	$—	$935	$935
Provision for restructuring charges	—	—	—
Cash payments	—	(175)	(175)
Other adjustments	—	390	390
Balance at December 31, 2018	$—	$1,150	$1,150
Provision for restructuring charges	7,586	731	8,317
Cash payments	(7,636)	(271)	(7,907)
Other adjustments	214	(1,140)	(926)
Balance at December 31, 2019	$164	$470	$634

Other adjustments of negative $0.9 million and $0.4 million for the year ended December 31, 2019 and 2018 respectively, primarily represented relief of unused benefits, changes in fair value and foreign currency fluctuations.
The remaining restructuring balance of $0.6 million at December 31, 2019 is composed of non-cancelable lease costs, which we expect to pay over the terms of the related obligations through the fourth quarter of 2024, net of sublease income.
7. Deferred Commissions
We capitalize most of our commission expenses and related payroll taxes and amortize them on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Changes in the balance of total deferred commissions for the periods presented are as follows (in thousands):

Deferred Commissions
Balance at December 31, 2017	$86,779
Commissions capitalized	77,319
Commissions recognized	(63,441)
Balance at December 31, 2018	100,657
Commissions capitalized	76,763
Commissions recognized	(74,621)
Balance at December 31, 2019	$102,799

8. Leases
We have operating leases primarily for corporate offices. Our leases have remaining lease terms of one to ten years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. We do not include renewal options in our lease terms for calculating our lease liability, as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these renewal options at the time of the lease commencement.

The components of lease expenses were as follows (in thousands):

Year Ended December 31, 2019
Operating lease costs	$17,270
Short-term lease costs	2,698
Sublease income	(1,092)
Total net lease costs	$18,876
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

As of December 31, 2019
Operating leases:
Operating lease right-of-use assets, net	$58,758

Operating lease liabilities, current	$18,437
Operating lease liabilities, non-current	70,481
Total operating lease liabilities	$88,918

Weighted average remaining lease term (in years)	7.0
Weighted average discount rate	6.8%
The ROU assets and the short-term and long-term lease liabilities from our operating leases are included in other assets, accrued liabilities and other liabilities in our consolidated balance sheets, respectively.
Supplemental cash flow and other information related to leases is as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,892

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$7,769

Undiscounted cash flows of operating lease liabilities are as follows (in thousands):

Years Ending December 31,	Amount
2020	$19,051
2021	17,851
2022	14,745
2023	12,846
2024	11,402
2025 and thereafter	37,858
Total lease payments	$113,753
Less: Imputed interest	(24,835)
Total lease obligation	$88,918
Less: Current lease obligations	(18,437)
Long-term lease obligations	$70,481

As of December 31, 2019, we have an additional operating lease commitment of $0.5 million for an office lease that has not yet commenced. The operating lease commitment will commence in the first quarter of 2020 with a lease term of 3.3 years.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and under the previous lease accounting standard ASC 840, the aggregate future non-cancelable minimum rental payments on our operating leases, as of December 31, 2018, are as follows (in thousands):

Years Ending December 31,	Amount
2019	$15,530
2020	16,325
2021	14,976
2022	12,766
2023	11,926
2024 and thereafter	47,409
Total	$118,932

9. Deferred Revenue
Deferred revenue as of December 31, 2019 and 2018 consisted of the following (in thousands):

	As of December 31, 2019	As of December 31, 2018
Product, subscription and support, current	$508,580	$492,109
Professional services, current	95,364	64,706
Total deferred revenue, current	$603,944	$556,815
Product, subscription and support, non-current	369,589	375,915
Professional services, non-current	1,034	2,098
Total deferred revenue, non-current	$370,623	$378,013
Total deferred revenue	$974,567	$934,828
Changes in the balance of deferred revenue for the periods presented are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2017	$910,100
Billings for the period	855,678
Revenue recognized	(830,950)
Balance at December 31, 2018	$934,828
Billings for the period	926,141
Revenue recognized	(889,152)
Assumed in connection with acquisitions	2,750
Balance at December 31, 2019	$974,567
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods ("backlog"). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $974.6 million in deferred revenue and $15.1 million in backlog. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $934.8 million in deferred revenue and $26.9 million in backlog.
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

We expect to recognize these remaining performance obligations as follows (in percentages):

	Total	Less than 1 year	1-2 years	2-3 years	More than 3 years
Deferred revenue	100%	62%	24%	11%	3%
Backlog	100%	42%	41%	16%	1%

10. Convertible Senior Notes
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
As of December 31, 2019, none of the conditions permitting holders to convert their 2024 Notes had been satisfied and no shares of our common stock had been issued in connection with any conversions of the 2024 Notes. Based on the closing price of our common stock of $16.53 per share on December 31, 2019, the conversion value of the 2024 Notes was less than the principal amount of the 2024 Notes outstanding on a per 2024 Note basis.
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
The liability and equity components of the 2024 Notes consisted of the following (in thousands):

	As of December 31,
	2019	2018
Liability component:
Principal	$600,000	$600,000
Less: 2024 Notes debt discounts and issuance costs, net of amortization	(117,078)	(140,239)
Net carrying amount	$482,922	$459,761

Equity component, net of issuance costs	$138,064	$138,064

The unamortized issuance costs as of December 31, 2019 will be amortized over a weighted-average remaining period of approximately 4.4 years.
Interest expense for the years ended December 31, 2019 and 2018 related to the 2024 Notes consisted of the following (dollars in thousands):

	Year Ended December 31,
	2019	2018
Coupon interest	$5,250	$3,145
Amortization of 2024 Notes debt discounts and issuance costs	23,161	13,420
Total interest expense recognized	$28,411	$16,565

Effective interest rate on the liability component	6.2%	5.6%

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

Repurchase of a portion of the Series A Notes
In May 2018, we used approximately $330.4 million of the net proceeds from the offering of the 2024 Notes to repurchase $340.2 million in aggregate principal amount of the Series A Notes. The repurchase was accounted for as a partial extinguishment of the Series A Notes. The consideration of approximately $330.4 million used to repurchase the Series A Notes was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the debt extinguishment and allocating that portion of the repurchase price to the liability component in the amount of $317.4 million. The residual of the repurchase price of $13.0 million was allocated to the equity component of the Series A Notes as a reduction of additional paid-in capital. The fair value of the debt extinguished was calculated using a discount rate of 4.5%, representing an estimate of the Company's borrowing rate at the date of repurchase with a remaining expected life of two years. As part of the repurchase, we wrote-off a portion of the unamortized debt issuance cost apportioned to the principal amount of Series A Notes repurchased. We also recorded a loss on partial extinguishment of the Series A Notes of $10.8 million in Other Expense, net, representing the difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized costs. As of December 31, 2019, $119.8 million aggregate principal amount of the Series A Notes remains outstanding.
The liability and equity components of the 2035 Notes consisted of the following (in thousands):

	As of December 31,
	2019		2018
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$119,828	$460,000	$119,828	$460,000
Less: 2035 Notes discounts and issuance costs, net of amortization	(2,540)	(49,650)	(8,420)	(68,592)
Net carrying amount	$117,288	$410,350	$111,408	$391,408

Equity component, net of issuance costs	$79,555	$117,834	$79,555	$117,834

The unamortized discounts and issuance costs as of December 31, 2019 will be amortized over a weighted-average remaining period of approximately 2.3 years.
Interest expense for the years ended December 31, 2019, 2018 and 2017 related to the 2035 Notes consisted of the following (in thousands):

	Year Ended December 31,
	2019		2018		2017
	Series A Notes	Series B Notes	Series A Notes	Series B Notes	Series A Notes	Series B Notes

Coupon interest	$1,198	$7,454	$2,537	$7,454	$4,600	$7,475
Amortization of 2035 Notes discounts and issuance costs	5,879	18,943	11,785	18,068	20,364	17,234
Total interest expense recognized	$7,077	$26,397	$14,322	$25,522	$24,964	$24,709

Effective interest rate on the liability component	6.4%	6.7%	6.4%	6.8%	6.5%	6.9%

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

11. Commitments and Contingencies
Letters of Credit
We are party to letters of credit totaling $3.6 million and $3.8 million as of December 31, 2019 and 2018, respectively, issued primarily in support of operating leases for several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of December 31, 2019 and 2018, we had non-cancelable open orders of $5.0 million and $8.6 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of December 31, 2019, we have not incurred nor accrued any significant liabilities for such non-cancelable commitments.
Purchase Obligations
As of December 31, 2019, we had approximately $17.7 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In situations where we have received delivery of the goods or services as of December 31, 2019 under purchase orders outstanding as of the same date, such amounts are reflected in the consolidated balance sheet as accounts payable or accrued liabilities, and are excluded from the $17.7 million.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through December 31, 2019, there have been no claims under any indemnification provisions.
12. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share, none of which were issued and outstanding as of December 31, 2019 or 2018.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of December 31, 2019 and 2018. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.
We had reserved shares of common stock for issuance as follows (in thousands):

	As of December 31,
	2019	2018
Reserved under stock award plans	37,982	35,743
Convertible senior notes	35,442	35,442
ESPP	3,428	3,015
Total	76,852	74,200

13. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant's service for so long as such stock remains unvested. Approximately 11.9 million shares and 12.2 million shares of our common stock were reserved for future grants as of December 31, 2019 and 2018, respectively, under the 2013 Plan. As of January 1, 2020, an additional 10,971,095 shares of common stock became available for future grants under our 2013 Plan pursuant to provisions thereof that automatically increase the share reserve under such plan each year.
Our ESPP allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of 3,427,955 shares and 3,014,685 shares of common stock were available for future issuance as of December 31, 2019 and 2018, respectively, under our ESPP. As of January 1, 2020, an additional 2,194,219 shares of common stock became available for future issuance under our ESPP pursuant to the provisions thereof that automatically increase the share reserve under such plan each year.
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
Stock Option Activity
A summary of the activity for our stock option changes during the reporting periods and a summary of information related to options outstanding and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2016	8,085	$10.70
Granted	—	—
Exercised	(3,295)	5.81		$26,716
Cancelled	(357)	35.89
Balance — December 31, 2017	4,433	$12.31
Granted	—	—
Exercised	(946)	7.28		9,588
Cancelled	(178)	35.78
Balance — December 31, 2018	3,309	$12.49
Granted	—	—
Exercised	(731)	5.73		7,537
Cancelled	(140)	22.65
Assumed in connection with acquisition	1,953	3.00
Balance — December 31, 2019	4,391	$9.07	5.2	$45,931
Options exercisable — December 31, 2019	2,941	$11.82	3.6	$27,016

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

Restricted Stock Award (RSA) and Restricted Stock Unit (RSU) Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting periods and a summary of information related to unvested restricted common stock, RSAs and RSUs and those expected to vest based on the achievement of a performance condition are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2016	19,883	$22.23
Granted	13,727	12.59
Vested	(7,316)	21.56
Cancelled	(6,277)	17.10
Unvested balance — December 31, 2017	20,017	$17.09
Granted	12,209	15.42
Vested	(8,828)	18.11
Cancelled	(3,117)	16.81
Unvested balance — December 31, 2018	20,281	$15.53
Granted	13,302	16.82
Vested	(8,894)	16.03
Cancelled	(2,992)	16.10
Unvested balance — December 31, 2019	21,697	$16.07	1.2	$358,651
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — December 31, 2019	3,952	$17.44	0.9	$65,328

During the years ended December 31, 2019, 2018 and 2017, we issued 1.4 million, 1.3 million and 1.8 million shares, respectively, of restricted common stock, restricted stock awards or restricted stock units to certain employees which vest upon the achievement of certain performance conditions in addition to a continued service relationship with the Company.
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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our common shares under the ESPP:

Year Ended December 31,
	2019	2018	2017
Fair value of common stock	$14.59 - $16.35	$16.69 - $20.01	$14.14 - $15.65
Risk-free interest rate	1.60% - 2.35%	2.08% - 2.70%	1.05% - 1.62%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Volatility	29% - 39%	32% - 38%	29% - 52%
Dividend yield	—%	—%	—%

Stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of product, subscription and support revenue	$14,905	$14,178	$18,249
Cost of professional services revenue	13,972	14,184	14,407
Research and development	45,476	49,503	56,720
Sales and marketing	49,198	47,592	46,766
General and administrative	29,966	28,218	30,194
Restructuring	—	—	—
Total	$153,517	$153,675	$166,336

As of December 31, 2019, total compensation cost related to stock-based awards not yet recognized was $271.3 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.6 years.
14. Income Taxes
Loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$(141,740)	$(119,886)	$(110,011)
Foreign	(109,979)	(117,713)	(170,541)
Total	$(251,719)	$(237,599)	$(280,552)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Federal:
Current	$—	$—	$—
Deferred	(1,113)	(429)	(310)
State:
Current	251	109	2
Deferred	(190)	(194)	—
Foreign:
Current	6,378	6,502	5,917
Deferred	364	(464)	(977)
Total	$5,690	$5,524	$4,632

Reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
Effect of:
State taxes, net of federal tax benefit	—	—	—
Change in valuation allowance	(32.5)	(10.0)	7.4
Research and development tax credit	2.6	1.6	1.0
Stock-based compensation	(2.6)	(2.4)	0.5
Impact of foreign tax differential	8.0	(11.5)	(20.6)
Non-deductible/non-taxable items	1.9	(0.2)	(0.4)
Impact of Tax Act	—	—	(24.0)
Other, net	(0.7)	(0.8)	(0.5)
Total	(2.3)%	(2.3)%	(1.6)%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$116,790	$133,484
Accruals and reserves	8,061	14,783
Stock-based compensation	14,852	14,238
Fixed assets	1,238	—
Lease liability	21,689	—
Deferred revenue	119,129	97,863
Intangible asset, net	14,646	—
Tax credit carryforwards	56,865	44,695
Other deferred tax assets	700	1,494
Gross deferred tax assets	353,970	306,557
Valuation allowance	(276,731)	(193,265)
Total deferred tax assets	77,239	113,292
Deferred tax liabilities:
Accruals and reserves	(5,587)	(5,447)
Acquisition related intangibles	—	(34,293)
Fixed Assets	—	(4,981)
Right of use asset	(14,329)	—
Convertible senior notes	(38,448)	(48,786)
Deferred Commissions	(16,764)	(17,089)
Total deferred tax liabilities	(75,128)	(110,596)
Total net deferred tax assets	$2,111	$2,696

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act reduced the U.S. statutory corporate tax rate to 21%, effective January 1, 2018. Consequently, we recorded a decrease to our federal deferred tax assets of $71.7 million, which was fully offset by a reduction in our valuation allowance for the year ended December 31, 2017.
In December 2019, we completed an intra-entity asset transfer of certain of our intellectual property rights to an Irish subsidiary where our international business is headquartered. The transfer resulted in a step-up in the tax basis of the transferred intellectual property rights and a correlated increase in foreign deferred tax assets. As of December 31, 2019, we believe it is more likely than not that these additional foreign deferred tax assets will not be realized and therefore, are offset by a full valuation allowance. Due to our history of losses we believe it is more likely than not that our U.S. deferred tax assets will not be realized as of December 31, 2019. Accordingly, we have established a full valuation allowance on our U.S. deferred tax assets. Our valuation allowance increased by approximately $83.5 million during the year ended December 31, 2019. This change is primarily attributable to an increase in deferred tax assets in foreign jurisdiction resulting from our foreign restructuring in 2019, an increase in deferred tax asset related to deferred revenue and a decrease in deferred tax liability related to convertible debt.
In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The opinion invalidated part of a treasury regulation requiring stock-based compensation to be included in any qualified intercompany cost-sharing arrangement. We previously recorded a tax benefit based on the opinion in the case, which was offset by a corresponding increase in the valuation allowance against U.S. deferred tax assets. On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit reversed the U.S. Tax Court’s decision. On July 22, 2019, Altera Corp. filed a petition for an en banc rehearing before the U.S. Court of Appeals for the Ninth Circuit, which was denied on November 12, 2019. On February 10, 2020, Altera Corp. filed a petition to the U.S. Supreme Court for review of the decision. As of December 31, 2019, we have recorded a reduction of $9.4 million to our deferred tax asset for U.S. net operating loss carryforwards, which are subject to a valuation allowance.

As of December 31, 2019, we had federal and state net operating loss carry forwards of approximately $437.5 million and $521.3 million, respectively, available to reduce future taxable income, if any. If not utilized, the federal net operating loss carry forwards will expire from the years ending December 31, 2031 through 2037 while state net operating loss carry forwards will expire from the years ending December 31, 2020 through 2037.
As of December 31, 2019, we also had federal and state income tax credit carry forwards of approximately $39.6 million and $21.8 million, respectively. If not utilized, the federal credit carry forwards will expire in various amounts from the years ended December 31, 2024 through 2039. Most of the state tax credits can be carried forward indefinitely.
Utilization of the net operating loss carry forwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
As of December 31, 2019, we had $56.1 million of unrecognized tax benefits, of which if recognized, $1.9 million would affect our effective tax rate. We file income tax returns in U.S. federal, state and foreign jurisdictions. As we have net operating loss carry forwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For foreign jurisdictions, the tax years open to examination include the years 2015 and forward. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. During the year ended December 31, 2019, we recognized interest and penalties of $113,000. During the years ended December 31, 2018 and 2017, we recognized a $151,000 and $36,000 increase to interest and penalties, respectively. As of December 31, 2019 and 2018, our total accrual for interest and penalties was $668,000 and $554,000, respectively.
As of December 31, 2019, we believe it is reasonably possible that our unrecognized tax benefits will decrease by approximately $0.3 million in the next 12 months due to foreign tax return filing.
A reconciliation of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Unrecognized tax benefits at the beginning of the period	$42,490	$39,387	$43,637
Increases related to current year tax positions	7,076	2,651	10,780
Increases related to prior year tax positions	6,654	501	—
Decreases related to prior year tax positions	—	—	(14,955)
Decreases related to settlements with taxing authorities	(29)	—	—
Decreases related to lapse of statute of limitations	(57)	(49)	(75)
Unrecognized tax benefits at the end of the period	$56,134	$42,490	$39,387

As of December 31, 2019, we have not provided for state income taxes or foreign withholding taxes on the undistributed earnings of certain foreign subsidiaries which are considered indefinitely invested outside of the U.S. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

15. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and options. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes and unvested restricted common stock and stock units. As we had net losses for the years ended December 31, 2019, 2018 and 2017, all potential common shares were excluded as they were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(257,409)	$(243,123)	$(285,184)
Denominator:
Weighted average number of shares outstanding—basic and diluted	207,234	190,803	177,757
Net loss per share—basic and diluted	$(1.24)	$(1.27)	$(1.60)

The following outstanding options, unvested shares and units, ESPP shares, shares issuable upon the conversion of our Convertible Senior Notes and shares contingently issuable were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of December 31,
	2019	2018	2017
Options to purchase common stock	4,391	3,309	4,433
Unvested restricted stock awards and units	21,697	20,281	20,017
Convertible senior notes	35,442	35,442	15,141
ESPP shares	166	160	166

16. Employee Benefit Plan
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
17. Segment and Major Customers Information
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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
U.S.	$554,856	$523,150	$521,232
EMEA	155,357	135,736	116,205
APAC	131,361	122,516	105,196
Other	47,578	49,548	37,015
Total revenue	$889,152	$830,950	$779,648

Disaggregation of revenue by product category
We generate revenue from sales of our network, email and endpoint security solutions, network forensics appliances, cloud-based security threat intelligence and analytics subscriptions, platform software, managed security service and professional services. We disaggregate our revenue into two main categories: (i) product, subscription and support and (ii) professional services.
Within the product, subscription and support category, we provide supplemental data to distinguish between solutions that are deployed on-premise, either on purpose-build appliances with attached subscriptions and support, or as virtual appliance software, sold as a subscription, and solutions and managed services that are not dependent on appliances. These solutions include security solutions and services that are delivered entirely through the cloud or delivered through a hybrid on premise/cloud platform. Security solutions that are deployed on appliances (physical or virtual) on customers' premise are included in the product and related subscription and support sub-category. Solutions and managed services without dependency on the appliances are included in the platform, cloud subscription and managed services sub-category.
We also offer professional services, including incident response and other security consulting services, to our customers who have experienced a cyber security breach or desire assistance assessing the resilience of their information systems infrastructure. The majority our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from professional services is recognized as services are delivered. Revenue from our Expertise-on-Demand subscription and some pre-paid professional services is deferred, and revenue is recognized when services are delivered.
The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our sales performance (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue by Category
Product and related subscription and support	$467,823	$498,992	$479,521
Platform, cloud subscription and managed services	241,013	188,390	166,444
Professional services	180,316	143,568	133,683
Total revenue	$889,152	$830,950	$779,648
Long lived assets by geography
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of December 31,
	2019	2018
Property and Equipment, net:
United States	$85,287	$80,313
International	8,525	8,850
Total property and equipment, net	$93,812	$89,163

For the years ended December 31, 2019, 2018 and 2017, one distributor represented 13%, 20% and 19%, respectively, of the Company's total revenue, and one reseller represented 14%, 15% and 13%, respectively, of the Company's total revenue. Additionally, another distributor represented 10% of the Company's total revenue for the year ended December 31, 2019, but did not represent 10% or greater of the Company's total revenue for either of the years ended December 31, 2018 and 2017.
As of December 31, 2019 and 2018, no customer represented 10% or more of the Company's net accounts receivable balance.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 did not include the internal controls of Verodin. We excluded Verodin from our assessment of internal control over financial reporting as of December 31, 2019 which was acquired in a business combination on May 28, 2019. Verodin is our wholly owned subsidiary whose total assets represent approximately 1% and total revenues represent approximately 2% of our consolidated financial statement amounts as of and for the year ended December 31, 2019.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FireEye, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of FireEye, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 21, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for leases in fiscal year 2019 due to the adoption of Accounting Standards Update 2016-02, Leases, and related amendments (collectively, “ASC 842”).
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Verodin, which was acquired on May 28, 2019, and whose financial statements constitute 1% of total assets and 2% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at Verodin.
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
February 21, 2020

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.
As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of ours, with regard to their FireEye-related activities. Our code of business conduct and ethics is available on our website at www.fireeye.com in the Corporate Governance section of our Investor Relations webpage. We will post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the NASDAQ Stock Market. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

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
3. Exhibits Required by Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Reorganization, dated as of May 28, 2019, by and among FireEye, Inc., Viking Merger Corporation, Viking Merger LLC, Verodin, Inc. and Shareholder Representative Services LLC.	8-K	001-36067	2.1	May 28, 2019

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36067	3.1	September 25, 2013

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36067	3.1	August 4, 2016

4.1	Form of the Registrant's common stock certificate.	S-1/A	333-190338	4.1	September 9, 2013

4.2	Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.1	June 5, 2015

4.3	Form of Global 1.000% Convertible Senior Note due 2035 (included in Exhibit 4.2).	8-K	001-36067	4.2	June 5, 2015

4.4	Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.3	June 5, 2015

4.5	Form of Global 1.625% Convertible Senior Note due 2035 (included in Exhibit 4.4).	8-K	001-36067	4.4	June 5, 2015

4.6	Indenture, dated as of May 24, 2018, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.1	May 25, 2018

4.7	Form of Global 0.875% Convertible Senior Note due 2024 (included in Exhibit 4.6).	8-K	001-36067	4.2	May 25,2018

4.8*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1†	Form of Indemnification Agreement between the Registrant and certain of its officers and directors.	S-1	333-190338	10.1	August 2, 2013

10.2†	Employee Incentive Plan.	S-1	333-190338	10.17	August 2, 2013

10.3†	Change of Control Severance Policy for Officers.	S-1/A	333-190338	10.27	August 21, 2013

10.4†	2008 Stock Plan, as amended, including form agreements under 2008 Stock Plan.	S-1/A	333-190338	10.6	September 9, 2013

10.5†	2013 Equity Incentive Plan, including form agreements under 2013 Equity Incentive Plan.	S-1/A	333-193717	10.6	March 3, 2014

10.6†	2013 Employee Stock Purchase Plan, as amended and restated as of August 2, 2016.	10-Q	001-36067	10.1	November 4, 2016

10.7†	Mandiant Corporation 2011 Equity Incentive Plan, as amended, including form agreements under Mandiant Corporation 2011 Equity Incentive Plan.	S-1	333-193717	10.8	February 3, 2014

10.8†	Outside Director Compensation Policy, as amended and currently in effect.	10-Q	001-36067	10.2	May 4, 2017

10.9†	Offer Letter between the Registrant and Enrique Salem, dated February 2, 2013.	S-1	333-190338	10.11	August 2, 2013

10.10†	Offer Letter between the Registrant and Ronald E. F. Codd, dated July 28, 2012.	S-1	333-190338	10.12	August 2, 2013

10.11†	Offer Letter between the Registrant and Kimberly Alexy, dated December 12, 2014.	8-K	001-36067	10.1	January 8, 2015

10.12†	Offer Letter between the Registrant and Stephen Pusey, dated June 12, 2015.	8-K	001-36067	10.1	June 17, 2015

10.13†	Offer Letter between the Registrant and Robert E. Switz, dated September 11, 2017.	8-K	001-36067	10.1	September 13, 2017

10.14†	Offer Letter between the Registrant and Adrian McDermott, dated January 25, 2019.	8-K	001-36067	10.1	February 6, 2019

10.15†	Offer Letter between the Registrant and Alexa King, dated August 1, 2013.	S-1/A	333-190338	10.16	August 21, 2013

10.16†	Offer Letter, between the Registrant and Kevin Mandia, dated December 24, 2013.	8-K	001-36067	10.1	January 2, 2014

10.17†	Offer Letter between the Registrant and Travis Reese, dated June 27, 2016	10-Q	001-36067	10.3	August 5, 2016

10.18†	Offer Letter between the Registrant and William Robbins, dated October 31, 2016.	10-K	001-36067	10.21	February 24, 2017

10.19†	Offer Letter between the Registrant and Frank Verdecanna, dated February 20, 2018.	10-K/A	001-36067	10.21	March 1, 2018

10.20*†	Offer Letter between the Registrant and Peter Bailey dated February 11, 2020.

10.21†	Key Employee Non-Competition Agreement, dated as of December 30, 2013, by and between Kevin Mandia and the Registrant.	8-K	001-36067	10.3	January 2, 2014

10.22†	Key Employee Non-Competition Agreement, dated as of December 30, 2013, by and between Travis Reese and the Registrant.	10-Q	001-36067	10.4	August 5, 2016

10.23†	Consulting Agreement between the Registrant and Travis Reese, effective as of March 3, 2020.	8-K	001-36067	10.1	February 5, 2020

10.24	Lease, dated as of August 4, 2016, by and between the Registrant and 601 McCarthy Owner, LLC.	8-K	001-36067	10.1	August 16, 2016

10.25	First Amendment, dated as of December 1, 2016, to the Lease dated as of August 4, 2016 by and between the Registrant and 601 McCarthy Owner, LLC.	10-K/A	001-36067	10.26	March 1, 2018

10.26	Second Amendment, dated as of October 19, 2017, to the Lease dated as of August 4, 2016 by and between the Registrant and 601 McCarthy Owner, LLC.	10-K/A	001-36067	10.27	March 1, 2018

10.27††	Flextronics Design and Manufacturing Services Agreement, dated as of September 28, 2012, by and between the Registrant and Flextronics Telecom Systems, Ltd.	S-1/A	333-190338	10.19	September 9, 2013

10.28	Amendment to Flextronics Design and Manufacturing Services Agreement, effective as of August 1, 2013, by and among the Registrant, FireEye Ireland Limited and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.3	November 5, 2014

10.29^	Amendment #2 to Flextronics Design and Manufacturing Services Agreement, effective as of April 1, 2019, by and between the Registrant and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.1	August 2, 2019

10.30	Design Statement of Work A-1 to Flextronics Design and Manufacturing Services Agreement, dated December 4, 2013, by and among the Registrant, FireEye Ireland Limited and Flextronics Telecom Systems, Ltd	10-Q	001-36067	10.4	November 5, 2014

10.31	Data Processing Addendum to Flextronics Design and Manufacturing Services Agreement, dated as of April 9, 2018, by and between the Registrant and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.2	August 3, 2018

10.32	Export Services (preparation and filing of the EEI) Addendum to Flextronics Design and Manufacturing Services Agreement, effective as of October 1, 2018, by and between the Registrant and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.1	November 2, 2018

10.33	Purchase Agreement, dated May 27, 2015, among the Registrant and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several Initial Purchasers named in Schedule I thereto	8-K	001-36067	10.1	May 29, 2015

10.34	Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC.	8-K	001-36067	10.2	May 29, 2015

10.35	Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC.	8-K	001-36067	10.3	May 29, 2015

10.36	Form of Capped Call Confirmation.	8-K	001-36067	10.1	May 25, 2018

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
^    Certain portions of this exhibit have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts receivable	Balance at beginning of period	Charged to cost and expenses	Write-offs, net of recoveries	Balance at end of period
Year ended December 31, 2017	$1,590	$1,972	$(1,059)	$2,503
Year ended December 31, 2018	2,503	105	(83)	2,525
Year ended December 31, 2019	2,525	723	(985)	2,263

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2020.

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

Signature	Title	Date

/S/ KEVIN R. MANDIA Kevin R. Mandia	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2020

/S/ FRANK E. VERDECANNA Frank E. Verdecanna	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	February 21, 2020

/S/ KIMBERLY ALEXY Kimberly Alexy	Director	February 21, 2020

/S/ RONALD E. F. CODD Ronald E. F. Codd	Director	February 21, 2020

/S/ ADRIAN McDERMOTT Adrian McDermott	Director	February 21, 2020

/S/ STEPHEN PUSEY Stephen Pusey	Director	February 21, 2020

/S/ ENRIQUE SALEM Enrique Salem	Director	February 21, 2020

/S/ ROBERT E. SWITZ Robert E. Switz	Director	February 21, 2020