Form 10-Q
period 2020-03-31
FireEye, Inc.
filed 2020-05-01
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number 001-36067

FireEye, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1548921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares of the registrant's common stock outstanding as of April 28, 2020 was 222,844,478.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$283,866	$334,603
Short-term investments	696,104	704,955
Accounts receivable, net of allowance for doubtful accounts of $2,791 and $2,263 at March 31, 2020 and December 31, 2019, respectively	140,191	171,459
Inventories	7,158	5,892
Prepaid expenses and other current assets	98,324	96,827
Total current assets	1,225,643	1,313,736
Property and equipment, net	90,613	93,812
Operating lease right-of-use assets, net	58,045	58,758
Goodwill	1,213,454	1,205,292
Intangible assets, net	128,110	134,420
Deposits and other long-term assets	80,521	84,468
TOTAL ASSETS	$2,796,386	$2,890,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,288	$26,271
Operating lease liabilities, current	19,017	18,437
Accrued and other current liabilities	23,794	24,496
Accrued compensation	57,941	59,513
Convertible senior notes, current, net	118,805	117,288
Deferred revenue, current	572,533	603,944
Total current liabilities	818,378	849,949
Convertible senior notes, non-current, net	904,120	893,273
Deferred revenue, non-current	347,323	370,623
Operating lease liabilities, non-current	68,277	70,481
Other long-term liabilities	4,680	4,494
Total liabilities	2,142,778	2,188,820
Commitments and contingencies (NOTE 10)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 222,766 shares and 219,422 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	22	22
Additional paid-in capital	3,488,456	3,457,359
Treasury stock, at cost; 3,333 shares as of March 31, 2020 and December 31, 2019	(150,000)	(150,000)
Accumulated other comprehensive income (loss)	(1,669)	1,180
Accumulated deficit	(2,683,201)	(2,606,895)
Total stockholders’ equity	653,608	701,666
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,796,386	$2,890,486

See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Product, subscription and support	$174,083	$169,903
Professional services	50,639	40,641
Total revenue	224,722	210,544
Cost of revenue:
Product, subscription and support	53,136	48,468
Professional services	28,450	23,100
Total cost of revenue	81,586	71,568
Total gross profit	143,136	138,976
Operating expenses:
Research and development	67,503	67,395
Sales and marketing	100,200	103,896
General and administrative	27,429	27,376
Restructuring charges	10,974	3,799
Total operating expenses	206,106	202,466
Operating loss	(62,970)	(63,490)
Interest income	4,424	5,848
Interest expense	(15,846)	(15,263)
Other expense, net	(989)	(288)
Loss before income taxes	(75,381)	(73,193)
Provision for income taxes	925	2,182
Net loss	$(76,306)	$(75,375)
Net loss per share, basic and diluted	$(0.35)	$(0.38)
Weighted average shares used in computing net loss per share, basic and diluted	217,789	197,819

See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(76,306)	$(75,375)
Change in net unrealized gain (loss) on available-for-sale investments, net of tax	(2,849)	2,097
Comprehensive loss	$(79,155)	$(73,278)

See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Total stockholders' equity, beginning balances	$701,666	$650,394

Common stock and additional paid-in-capital:
Balance, beginning of period	3,457,381	3,152,179
Issuance of common stock for equity awards, net of tax withholdings	1,348	843
Shares withheld for taxes	(7,399)	—
Stock-based compensation	37,148	41,482
Balance, end of period	3,488,478	3,194,504

Treasury Stock:
Balance, beginning of period	(150,000)	(150,000)
Balance, end of period	(150,000)	(150,000)

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of period	1,180	(2,299)
Unrealized gain (loss) investments, net of tax	(2,849)	2,097
Balance, end of period	(1,669)	(202)

Accumulated Deficit:
Balance, beginning of period	(2,606,895)	(2,349,486)
Net loss	(76,306)	(75,375)
Balance, end of period	(2,683,201)	(2,424,861)

Total stockholders' equity, ending balances	$653,608	$619,441

See accompanying notes to condensed consolidated financial statements

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(76,306)	$(75,375)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,241	23,833
Stock-based compensation	36,178	40,323
Non-cash interest expense related to convertible senior notes	12,365	11,778
Deferred income taxes	143	475
Other	6,267	1,101
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	30,256	46,479
Inventories	(935)	(395)
Prepaid expenses and other assets	2,827	6,975
Accounts payable	1,717	6,802
Accrued liabilities	(1,319)	758
Accrued compensation	(1,572)	(7,611)
Deferred revenue	(54,711)	(28,639)
Other long-term liabilities	(3,607)	(2,051)
Net cash provided by (used in) operating activities	(24,456)	24,453
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(11,680)	(13,503)
Purchases of short-term investments	(103,131)	(156,533)
Proceeds from maturities of short-term investments	108,462	141,004
Purchase of investment in privately held company	(1,000)	—
Business acquisitions, net of cash acquired	(12,948)	—
Lease deposits	67	(36)
Net cash used in investing activities	(20,230)	(29,068)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment related to shares withheld for taxes	(7,399)	—
Proceeds from exercise of equity awards	1,348	843
Net cash provided by (used in) financing activities	(6,051)	843
Net change in cash and cash equivalents	(50,737)	(3,772)
Cash and cash equivalents, beginning of period	334,603	409,829
Cash and cash equivalents, end of period	$283,866	$406,057
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$727	$1,399
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$3,215	$9,161

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
On January 17, 2020, we acquired Cloudvisory LLC ("Cloudvisory"), a provider of cloud visibility and control solutions. Total consideration for the acquisition was $13.2 million in cash. We also assumed $0.3 million in net tangible liabilities.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year. The balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements at that date but does not include all information required by U.S. GAAP for annual consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates include, but are not limited to, determining the nature and timing of satisfaction of performance obligations, useful life of our security appliances that are dependent on intelligence and assessing the material rights associated with it, determining the standalone selling price of performance obligations, subscriptions and services, commissions expense including the period of benefit of customer acquisition cost, bonus expense, future taxable income, contract manufacturer liabilities, litigation and settlement costs and other loss contingencies, fair value of our equity awards, achievement of targets for performance stock units, fair value of the liability and equity components of the Convertible Senior Notes (as defined in Note 9) and the purchase price allocation of acquired businesses. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from current or revised future estimates.
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three months ended March 31, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019.
Recently Adopted Accounting Pronouncements
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard requires capitalization of the implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Further, the standard also requires the Company to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. We adopted the standard effective January 1, 2020. The standard did not have a significant impact on our condensed consolidated financial statements.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (i.e. Step 2 of the current guidance), instead measuring the impairment charge as the excess of the reporting unit's carrying amount over its fair value (i.e. Step 1 of the current guidance). The guidance is effective for the Company beginning in the first quarter of 2020, and should be applied prospectively. Early adoption is permitted for impairment testing dates after January 1, 2017. We adopted the standard effective January 1, 2020. The standard did not have a significant impact on our condensed consolidated financial statements.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss ("CECL") model. The CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. The guidance is effective for the Company beginning in the first quarter of 2020. Early adoption beginning January 1, 2019 is permitted. We adopted the standard effective January 1, 2020. The standard did not have a significant impact on our condensed consolidated financial statements.
Simplifying Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. ASU 2019-12 is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted, and we adopted ASU 2019-12 as of January 1, 2020. The adoption did not have a significant impact on our consolidated financial statements.
Recent Legislation

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Changes in tax laws or rates are accounted for in the period of enactment. The income tax provisions of the CARES Act do not have a significant impact on our current taxes, deferred taxes, or uncertain tax positions.
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
The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of March 31, 2020				As of December 31, 2019
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$33,732	$—	$—	$33,732	$24,246	$—	$—	$24,246
Total cash equivalents	33,732	—	—	33,732	24,246	—	—	24,246
Short-term investments:
Certificates of deposit	—	5,417	—	5,417	—	5,145	—	5,145
Corporate notes and bonds	—	472,624	—	472,624	—	472,908	—	472,908
U.S. Treasuries	—	41,155	—	41,155	—	48,069	—	48,069
U.S. Government agencies	—	176,908	—	176,908	—	178,833	—	178,833
Total short-term investments	—	696,104	—	696,104	—	704,955	—	704,955
Total assets measured at fair value	$33,732	$696,104	$—	$729,836	$24,246	$704,955	$—	$729,201

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
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a privately held company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. In light of the COVID-19 pandemic, we performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of March 31, 2020.
The estimated fair value of the Convertible Senior Notes as of March 31, 2020 and December 31, 2019 was determined to be $1.1 billion. The fair value was determined based on the closing trading prices per $100 principal amount of the respective Convertible Senior Notes as of the last day of trading for the period. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

3. Investments
Our investments consisted of the following (in thousands):

	As of March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$5,368	$49	$—	$5,417
Corporate notes and bonds	474,461	1,299	(3,136)	472,624
U.S. Treasuries	41,055	106	(6)	41,155
U.S. Government agencies	176,380	534	(6)	176,908
Total	$697,264	$1,988	$(3,148)	$696,104

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$5,118	$27	$—	$5,145
Corporate notes and bonds	471,172	1,950	(214)	472,908
U.S. Treasuries	48,086	2	(19)	48,069
U.S. Government agencies	178,891	52	(110)	178,833
Total	$703,267	$2,031	$(343)	$704,955

The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2020
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$—	$—	$—	$—	$—	$—
Corporate notes and bonds	258,386	(2,936)	23,814	(200)	282,200	(3,136)
U.S. Treasuries	—	—	34,000	(6)	34,000	(6)
U.S. Government agencies	—	—	35,803	(6)	35,803	(6)
Total	$258,386	$(2,936)	$93,617	$(212)	$352,003	$(3,148)

	As of December 31, 2019
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$244	$—	$—	$—	$244	$—
Corporate notes and bonds	$117,271	$(205)	$24,514	$(9)	$141,785	$(214)
U.S. Treasuries	5,041	(2)	33,996	(17)	39,037	(19)
U.S. Government agencies	91,221	(103)	25,997	(7)	117,218	(110)
Total	$213,777	$(310)	$84,507	$(33)	$298,284	$(343)

Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis.
The following table summarizes the contractual maturities of our investments as of March 31, 2020 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$262,934	$263,045
Due within one to three years	434,330	433,059
Total	$697,264	$696,104

All available-for-sale securities have been classified as current, based on management's ability to use the funds in current operations.
As of March 31, 2020, we held an 11.0% ownership interest in a privately held company, which is accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the privately held company. This investment is classified within deposits and other long-term assets on our condensed consolidated balance sheets. The carrying value of this investment was $0.6 million as of March 31, 2020 and zero as of December 31, 2019.
4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Computer equipment and software	$206,359	$203,242
Leasehold improvements	63,220	64,180
Furniture and fixtures	15,498	15,496
Machinery and equipment	465	465
Total property and equipment	285,542	283,383
Less: accumulated depreciation	(194,929)	(189,571)
Total property and equipment, net	$90,613	$93,812

Depreciation and amortization expense related to property, equipment and demonstration units during the three months ended March 31, 2020 and 2019 was $9.0 million and $9.2 million, respectively.
During the three months ended March 31, 2020 and 2019, we capitalized $5.8 million and $5.5 million, respectively, of software development costs primarily related to our platform and cloud subscription offerings. Amortization expense related to capitalized software development costs during the three months ended March 31, 2020 and 2019 were $4.6 million and $3.5 million, respectively. Refer to Note 6 Restructuring Charges regarding fixed assets write-offs.
5. Business Combinations
Acquisition of Cloudvisory
On January 17, 2020, we acquired Cloudvisory, a provider of cloud visibility and control solutions. As consideration for the acquisition, we paid $13.2 million in cash. In addition, we also assumed $0.3 million in net tangible liabilities.
The acquisition of Cloudvisory was accounted for in accordance with the acquisition method of accounting for business combinations with FireEye as the accounting acquirer. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price of $13.2 million was allocated using the information available to us. As a result, we may continue to adjust the preliminary purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revisions of preliminary estimates. The results of operations of Cloudvisory have been included in our consolidated statements of operations from the acquisition date, though revenue and net income from Cloudvisory were not material for the three months ended March 31, 2020. Transaction costs were immaterial and expensed as incurred. Pro forma financial information has not been presented for this acquisition as the impact to our consolidated financial statements was not material. Allocation of the preliminary purchase price is as follows (in thousands):

Amount
Net tangible liabilities assumed	$(288)
Intangible assets	5,650
Goodwill	$7,846
Total preliminary purchase price allocation	$13,208

The preliminary purchase price exceeded the fair value of the net tangible liabilities and identifiable intangible assets acquired, resulting in the recognition of goodwill. Goodwill is primarily attributable to expected synergies in our subscription offerings and cross-selling opportunities. None of the goodwill is expected to be deductible for U.S. federal income tax purposes.
Intangible assets consist primarily of developed technology and trade name. Intangible assets attributable to developed technology include a combination of patented and unpatented technology, trade secrets, computer software and research processes that represent the foundation for the existing and planned new products to facilitate the generation of new content. Trade name is attributable to marketing goods and services under the Cloudvisory brand.

The estimated useful life and fair values of the identifiable intangible assets are as follows (in thousands):

	Preliminary Estimated Useful Life (in years)	Amount
Developed technology	3	$5,500
Trade name	1	150
Total identifiable intangible assets		$5,650

The value of developed technology was estimated using the excess earnings method, an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect the fact that certain other assets contribute to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the acquired technology, which were discounted at a rate of 35% to determine the fair value.
The value of the trade name was estimated using the relief-from-royalty method, an income approach (Level 3), which estimates the cost savings that accrue to the owner of the intangibles asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate was applied to the projected revenues associated with the intangible asset to determine the amount of savings, which was at a rate of 35% to determine the fair value.
Discount rates for each respective intangible asset were determined by accounting for the risk associated with each asset, including required technology development necessary to support respective projections, the uncertainty of market success and the risk inherent with projected financial results. The estimated useful lives were determined by evaluating the expected economic and useful lives of the assets and of similar intangible assets from previous business combinations and adjusting accordingly for circumstances that may be unique to Cloudvisory.
Acquisition of Verodin
On May 28, 2019, we acquired all outstanding shares of privately held Verodin, a security instrumentation platform company. We have incorporated the Verodin technology into our platform and analytics capabilities. In connection with this acquisition, we paid cash consideration of $143.7 million and issued 8,404,609 shares of our common stock with an estimated fair value of $119.7 million. We also assumed unvested stock options, which are now exercisable for our common stock, of which $1.5 million of the fair value has been accounted for as consideration for assumed awards pertaining to pre-combination service prior to acquisition. Based on the above, total purchase consideration for Verodin was $264.9 million.
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

Amount
Net tangible assets assumed	$15,036
Intangible assets	45,200
Deferred tax liability	(1,158)
Goodwill	$205,804
Total preliminary purchase price allocation	$264,882

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
Goodwill and Purchased Intangible Assets
Goodwill increased by $8.2 million for the three months ended March 31, 2020. The increase was comprised of approximately $7.8 million due to the acquisition of Cloudvisory in January 2020 and $0.3 million due to a tax adjustment for the acquisition of Verodin in May 2019.

Purchased intangible assets consisted of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Developed technology	$153,803	$148,303
Content	158,700	158,700
Customer relationships	115,690	115,690
Contract backlog	13,200	13,200
Trade names	17,310	17,160
Non-competition agreements	1,400	1,400
Total intangible assets	460,103	454,453
Less: accumulated amortization	(331,993)	(320,033)
Total net intangible assets	$128,110	$134,420

Amortization expense of intangible assets during the three months ended March 31, 2020 and 2019 was $12.0 million and $12.1 million, respectively.
The expected future annual amortization expense of intangible assets as of March 31, 2020 is presented below (in thousands):

Years Ending December 31,	Amount
2020 (remaining nine months)	$33,093
2021	40,220
2022	28,942
2023	22,082
2024	3,692
2025	81
Total	$128,110

6. Restructuring Charges
In January 2020, we implemented a restructuring plan designed primarily to align our resources with the strategic growth initiatives of the business. This restructuring plan resulted in a reduction of less than 2% of our total workforce as of March 31, 2020 as well as the impairment of certain long lived assets.
The total provision for restructuring charges during the three months ended March 31, 2020 of $11.0 million includes $5.6 million of cash charges which consists of $2.0 million in provision for restructuring charges and $3.6 million in other adjustments, which was offset by a $0.2 million reduction in severance benefits from the third quarter of 2019 that were not utilized. In addition, there are non-cash charges of $5.4 million related to fixed asset and right-of-use asset write-offs.
The following table sets forth the restructuring balance as of March 31, 2020 related to previous restructuring activities and a summary of restructuring activities during the three months ended March 31, 2020 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2019	$164	$470	$634
Provision for restructuring charges	1,997	—	1,997
Cash payments	(1,709)	(34)	(1,743)
Other adjustments	3,498	(125)	3,373
Balance, March 31, 2020	$3,950	$311	$4,261

The remainder of the restructuring balance of $4.3 million at March 31, 2020 is primarily composed of $3.5 million consulting payments, $0.5 million of severance payments which we have paid, or expect to pay during the second quarter of 2020, and $0.3 million of non-cancelable non-lease costs which we expect to pay over the terms of the related obligations through the third quarter of 2021.
7. Leases
We have operating leases primarily for corporate offices. Our leases have remaining lease terms of one to ten years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

The components of lease expenses were as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease costs	$4,418	$4,762
Short-term lease costs	527	937
Sublease income	(274)	(272)
Total net lease costs	$4,671	$5,427

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

As of March 31, 2020
Operating leases:
Operating lease right-of-use assets, net	$58,045

Operating lease liabilities, current	$19,017
Operating lease liabilities, non-current	68,277
Total operating lease liabilities	$87,294

Weighted average remaining lease term (in years)	6.8
Weighted average discount rate	6.8%

Supplemental cash flow and other information related to leases is as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,730	$2,585

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$478	$2,575

Undiscounted cash flows of operating lease liabilities are as follows (in thousands):

Years Ending December 31,	Amount
2020 (remaining nine months)	$14,779
2021	18,511
2022	15,381
2023	13,376
2024	11,954
2025	11,346
2026 and thereafter	26,446
Total lease payments	111,793
Less: imputed interest	(24,499)
Total lease obligations	87,294
Less: current lease obligations	(19,017)
Long-term lease obligations	$68,277

As of March 31, 2020, we did not have any additional operating lease commitments for an office lease that has not yet commenced.

8. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Product, subscription and support, current	$485,268	$508,580
Professional services, current	87,265	95,364
Total deferred revenue, current	572,533	603,944
Product, subscription and support, non-current	346,505	369,589
Professional services, non-current	818	1,034
Total deferred revenue, non-current	347,323	370,623
Total deferred revenue	$919,856	$974,567

Changes in the balance of deferred revenue for the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Deferred revenue, beginning of period	$974,567	$934,828
Billings for the period	170,011	181,906
Revenue recognized	(224,722)	(210,544)
Deferred revenue, end of period	$919,856	$906,190

Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods ("backlog"). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $919.9 million in deferred revenue and $15.5 million in backlog.
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
We expect to recognize these remaining performance obligations as follows (in percentages):

	Total	Less than 1 year	1-2 years	2-3 years	More than 3 years
Deferred revenue	100%	62%	24%	11%	3%
Backlog	100%	55%	34%	11%	—%

9. Convertible Senior Notes
Convertible Senior Notes due 2024
On May 24, 2018, we issued $525.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (the "2024 Notes") in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). In addition, on June 5, 2018, we issued an additional $75.0 million aggregate principal amount of the 2024 Notes pursuant to the full exercise of the initial purchasers' option to purchase additional 2024 Notes, in a private placement exempt from the registration requirements of the Securities Act. The net proceeds from the offerings, after deducting the initial purchasers' discount of approximately $15.0 million and the issuance costs of approximately $0.6 million, were $584.4 million. We used (i) approximately $330.4 million of the net proceeds to repurchase approximately $340.2 million in aggregate principal amount outstanding of the Series A Notes (as defined below) in negotiated transactions with institutional investors and (ii) approximately $65.2 million of the net proceeds from the offering of the 2024 Notes to enter into capped call transactions (the "Capped Calls").
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
As of March 31, 2020, none of the conditions permitting holders to convert their 2024 Notes had been satisfied and no shares of our common stock had been issued in connection with any conversions of the 2024 Notes. Based on the closing price of our common stock of $10.58 per share on March 31, 2020, the conversion value of the 2024 Notes was less than the principal amount of the 2024 Notes outstanding on a per 2024 Note basis.
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
The liability and equity components of the 2024 Notes consisted of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
	2024 Notes	2024 Notes
Liability component:
Principal	$600,000	$600,000
Less: 2024 Notes discounts and issuance costs, net of amortization	(111,108)	(117,078)
Net carrying amount	$488,892	$482,922

Equity component, net of issuance costs	$138,064	$138,064

The unamortized issuance costs as of March 31, 2020 will be amortized over a weighted-average remaining period of approximately 4.2 years.
Interest expense related to the 2024 Notes consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
	2024 Notes	2024 Notes
Coupon interest	$1,313	$1,313
Amortization of 2024 Notes discounts and issuance costs	5,970	5,684
Total interest expense recognized	$7,283	$6,997

Effective interest rate on the liability component	6.0%	6.1%

In connection with the 2024 Notes offering, we entered into the Capped Calls with certain counterparties affiliated with the initial purchasers of the 2024 Notes. The Capped Calls are expected to reduce potential dilution of earnings per share upon conversion of the 2024 Notes, and have an initial strike price of $23.17 per share, which corresponds to the initial conversion price of the 2024 Notes and which have a cap price of $34.32 per share. The Capped Calls do not meet the criteria for separate accounting as a derivative as they are indexed to our own stock and are accounted for as freestanding financial instruments. The premiums paid for the purchase of the Capped Calls in the amount of $65.2 million have been recorded as a reduction of the Company's additional paid-in capital in stockholder's equity in the accompanying Condensed Consolidated Financial Statements and fair values of the Capped Calls are not re-measured at each reporting period.
Convertible Senior Notes due 2035
In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the "Series A Notes") and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the “Series B Notes” and together with the Series A Notes, the "2035 Notes", and the 2035 Notes, together with the 2024 Notes, the "Convertible Senior Notes") in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act. The net proceeds after the initial purchasers' discount of $23.0 million and issuance costs of $0.5 million from the 2035 Notes were $896.5 million. The Series A Notes and Series B Notes bear interest at 1.000% per year and 1.625% per year, respectively, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2015. The 2035 Notes mature on June 1, 2035, unless earlier repurchased, redeemed or converted.

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
We may be required by holders of the 2035 Notes to repurchase all or any portion of their 2035 Notes at 100% of the principal amount plus accrued and unpaid interest, on each of June 1, 2020, June 1, 2025 and June 1, 2030, in the case of the Series A Notes, and each of June 1, 2022, June 1, 2025 and June 1, 2030 in the case of the Series B Notes. With respect to the upcoming June 1, 2020 repurchase date for the Series A Notes, in light of the recent trading price of our common stock, we expect that holders of the Series A Notes will likely require us to repurchase their Series A Notes that we expect to settle in cash on such June 1, 2020 repurchase date. Holders may also require us to repurchase the 2035 Notes if we undergo a "fundamental change," as defined in each indenture governing the 2035 Notes, at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.
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
Repurchase of a portion of the Series A Notes
In May 2018, we used approximately $330.4 million of the net proceeds from the offering of the 2024 Notes to repurchase $340.2 million aggregate principal amount of the Series A Notes. The repurchase was accounted for as a partial extinguishment of the Series A Notes. The consideration of approximately $330.4 million used to repurchase the Series A Notes was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the debt extinguishment and allocating that portion of the repurchase price to the liability component in the amount of $317.4 million. The residual of the repurchase price of $13.0 million was allocated to the equity component of the Series A Notes as a reduction of additional paid-in capital. The fair value of the debt extinguished was calculated using a discount rate of 4.5%, representing an estimate of the Company's borrowing rate at the date of repurchase with a remaining expected life of two years. As part of the repurchase, we wrote-off a portion of the unamortized debt issuance cost apportioned to the principal amount of Series A Notes repurchased. We also recorded a loss on partial extinguishment of the Series A Notes of $10.8 million in Other Expense, net, representing the difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized costs. As of March 31, 2020, $119.8 million aggregate principal amount of the Series A Notes remained outstanding.
The liability and equity components of the remaining portion of 2035 Notes consisted of the following (in thousands):

	As of March 31, 2020		As of December 31, 2019
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$119,828	$460,000	$119,828	$460,000
Less: 2035 Notes discount and issuance costs, net of amortization	(1,023)	(44,772)	(2,540)	(49,650)
Net carrying amount	$118,805	$415,228	$117,288	$410,350

Equity component, net of issuance costs	$79,555	$117,834	$79,555	$117,834

The unamortized discounts and issuance costs as of March 31, 2020 will be amortized over a weighted-average remaining period of approximately 2.1 years.
Interest expense for the three months ended March 31, 2020 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended March 31, 2020
	Series A Notes	Series B Notes
Coupon interest	$300	$1,869
Amortization of 2035 Notes discount and issuance costs	1,518	4,877
Total interest expense recognized	$1,818	$6,746

Effective interest rate on the liability component	6.2%	6.6%

Interest expense for the three months ended March 31, 2019 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended March 31, 2019
	Series A Notes	Series B Notes
Coupon interest	$300	$1,869
Amortization of 2035 Notes discount and issuance costs	1,442	4,652
Total interest expense recognized	$1,742	$6,521

Effective interest rate on the liability component	6.3%	6.7%

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
10. Commitments and Contingencies
Letters of Credit
We are party to letters of credit totaling $3.5 million and $3.6 million as of March 31, 2020 and December 31, 2019, respectively, issued primarily in support of operating leases for several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of March 31, 2020 and December 31, 2019, we had non-cancelable open orders of $4.3 million and $5.0 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of March 31, 2020, we have not incurred nor accrued any significant liabilities for such non-cancelable commitments.
Purchase Obligations
As of March 31, 2020, we had approximately $16.1 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In situations where we have received delivery of the goods or services as of March 31, 2020 under purchase orders outstanding as of the same date, such amounts are reflected in the condensed consolidated balance sheet as accounts payable or accrued liabilities, and are excluded from the $16.1 million.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through March 31, 2020, there have been no claims under any indemnification provisions.
11. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share, none of which were issued and outstanding as of March 31, 2020 or December 31, 2019.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of March 31, 2020 and December 31, 2019. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.

We had reserved shares of common stock for issuance as follows (in thousands):

	As of March 31, 2020	As of December 31, 2019
Reserved under stock award plans	45,595	37,982
Convertible senior notes	35,442	35,442
Employee Stock Purchase Plan (ESPP)	5,656	3,428
Total	86,693	76,852

12. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant's service for so long as such stock remains unvested. Approximately 16.7 million shares and 12.2 million shares of our common stock were reserved for future grants as of March 31, 2020 and December 31, 2019, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of approximately 5.7 million shares and 3.4 million shares of common stock were available for future issuance as of March 31, 2020 and December 31, 2019, respectively, under our ESPP.
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
Stock Option Activity
A summary of the activity for our stock option changes during the reporting period and a summary of information related to options outstanding and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2019	4,391	$9.07	5.2	$45,931
Exercised	(372)	3.63		4,053
Cancelled	(55)	3.28
Balance — March 31, 2020	3,964	$9.66	4.7	$19,393
Options exercisable — March 31, 2020	2,836	$12.15	3.2	$11,282

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

Restricted Stock Award ("RSA") and Restricted Stock Unit ("RSU") Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting periods and a summary of information related to unvested restricted common stock, RSAs and RSUs, including those expected to vest based on the achievement of a performance condition, are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2019	21,697	$16.07	1.2	$358,651
Granted	10,718	15.09
Vested	(3,427)	14.92
Cancelled	(4,089)	17.49
Unvested balance — March 31, 2020	24,899	$15.11	1.4	$263,430
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — March 31, 2020	1,095	$15.11	2.3	$11,586

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
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP for the offering periods beginning in May 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Fair value of common stock	$14.59 - $16.35	$16.69 - $20.01
Risk-free interest rate	1.60% - 2.35%	2.08% - 2.70%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Volatility	29% - 39%	32% - 38%
Dividend yield	—%	—%

Stock-based compensation expense related to stock options, ESPP and restricted stock unit awards is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of product, subscription and support revenue	$3,742	$3,947
Cost of professional services revenue	3,900	3,709
Research and development	11,545	12,424
Sales and marketing	11,486	12,540
General and administrative	5,505	7,703
Total	$36,178	$40,323

As of March 31, 2020, total compensation cost related to stock-based awards not yet recognized was $371.5 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 3.0 years.

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
We recognized a provision for income taxes of $0.9 million and $2.2 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in the provision for income taxes was due primarily to lower foreign taxes and a tax benefit from the Verodin acquisition in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Changes in tax laws or rates are accounted for in the period of enactment. The income tax provisions of the CARES Act do not have a significant impact on our current taxes, deferred taxes, or uncertain tax positions.

14. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and options. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for the three months ended March 31, 2020 and 2019, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(76,306)	$(75,375)
Denominator:
Weighted average number of shares outstanding—basic and diluted	217,789	197,819
Net loss per share—basic and diluted	$(0.35)	$(0.38)

The following outstanding options and unvested shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2020	2019
Options to purchase common stock	3,964	3,183
Unvested restricted stock awards and units	24,899	25,601
Convertible senior notes	35,442	35,442
ESPP shares	966	601

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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019	2020	2019
	U.S.		EMEA		APAC		Other
Product and related subscription and support	$59,988	$69,578	$20,606	$21,952	$20,723	$21,810	$4,370	$5,108
Platform, cloud subscription and managed services	46,012	33,979	10,176	8,357	8,796	6,387	3,411	2,732
Professional services	34,573	27,741	7,280	5,625	4,054	3,374	4,733	3,901
Total revenue	$140,573	$131,298	$38,062	$35,934	$33,573	$31,571	$12,514	$11,741

We generate revenue from sales of our network, email and endpoint security solutions, network forensics appliances, cloud threat intelligence and analytics subscriptions, managed security, our Mandiant professional services, our Helix security operations platform, and our Mandiant security validation platform (formerly Verodin security instrumentation platform). We disaggregate our revenue into two main categories: (i) product, subscription, and support and (ii) professional services.
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
The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended March 31,
	2020	2019
Product and related subscription and support	$105,688	$118,448
Platform, cloud subscription and managed services	68,395	51,455
Professional services	50,639	40,641
Total revenue	$224,722	$210,544

Long lived assets by geography
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of March 31, 2020	As of December 31, 2019
Property and equipment, net:
United States	$82,298	$85,287
International	8,315	8,525
Total property and equipment, net	$90,613	$93,812

For the three months ended March 31, 2020 and 2019, one distributor represented 10% and 16%, respectively, of our total revenue. For each of the three months ended March 31, 2020 and 2019, one reseller represented 14% of our total revenue. Additionally, another distributor represented 11% of our total revenue for the three months ended March 31, 2020, but did not represent 10% or greater of our total revenue for the three months ended March 31, 2019.
As of March 31, 2020 and December 31, 2019, no customer represented 10% or more of our net accounts receivable balance.

17. Subsequent Events
On April 23, 2020, the Board of Directors of the Company approved a restructuring plan to streamline the Company’s operations to more closely align expenses to the Company’s projected revenue, position the Company for improved operating performance and allow the Company to increase investment in the growth areas of the business. The restructuring plan includes a reduction of approximately 6% of the Company’s workforce. The Company currently estimates that it will recognize pre-tax charges to its GAAP financial results of between $10 million and $15 million, consisting of severance and other one-time termination benefits, and other restructuring related costs. These charges are primarily cash-based and are expected to be recognized in the second quarter of 2020. The actions associated with the restructuring plan are expected to be completed by the end of the second quarter of 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements regarding:

•	the evolution of the threat landscape facing our customers and prospects;

•	our ability, and the effects of our efforts, to educate the market regarding the advantages of our security solutions;

•	our ability to continue to grow revenues, in particular annual recurring revenues from cloud and subscriptions;

•	our expected rate of decline in mature appliance revenues and associated subscription and support revenues;

•	our future financial and operating results;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	our beliefs and objectives for future operations;

•	our ability to maintain our leadership position in advanced network security;

•	our ability to attract and retain customers and to expand our solutions footprint within each of these customers;

•	our expectations concerning customer retention rates as well as expectations for the value of subscriptions and services renewals;

•	our ability to maintain our competitive technological advantages against new entrants in our industry;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	cost of revenue, including changes in costs associated with products, manufacturing and customer support;

•	trends in operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	anticipated income tax rates;

•	potential attrition and other impacts associated with restructuring;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	our ability to generate cash flows from operations and free cash flows;

•	our ability to capture new, and renew existing, contracts with the United States and international governments;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	the release of new products;

•	economic and industry trends or trend analysis;

•	the impact of the recent COVID-19 pandemic and related public health measures on our business and the global economy;

•	our expectations concerning repurchases of the Series A Notes;

•	the attraction, training, integration and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies;

•	our expectations, beliefs, plans, intentions and strategies related to our acquisition of Verodin, Inc. ("Verodin"); and

•	the effects of seasonal trends on our results of operations.
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
In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a global pandemic. We operate in geographic locations that have been impacted by COVID-19. The pandemic has impacted, and could further impact, our operations and the operations of our customers as a result of quarantines, various local, state and federal government public health orders, facility and business closures, and travel and logistics restrictions. We anticipate governments and businesses will likely take additional actions or extend existing actions to respond to the risks of the COVID-19 pandemic. While we instituted a global work-from-home policy towards the end of the first quarter of 2020, we did not incur significant disruptions during the three months ended March 31, 2020. We are continuing to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. Although we are unable to predict the impact of the COVID-19 pandemic on our business, results of operations, liquidity or capital resources at this time, we expect we may be negatively affected if the pandemic and related public health measures result in substantial manufacturing or supply chain problems, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, delays in payment, restrictions on the shipment of our products, or other ramifications from the COVID-19 pandemic. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
On April 23, 2020, the Board of Directors of the Company approved a restructuring plan to streamline the Company’s operations to more closely align expenses to the Company’s projected revenue, position the Company for improved operating performance and allow the Company to increase investment in the growth areas of the business. The restructuring plan includes a reduction of approximately 6% of the Company’s workforce. The Company expects the restructuring will reduce total non-GAAP operating expenses by at least $25 million in 2020 compared to 2019, and currently estimates that it will recognize pre-tax charges to its GAAP financial results of between $10 million and $15 million, consisting of severance and other one-time termination benefits, and other restructuring related costs. These charges are primarily cash-based and are expected to be recognized in the second quarter of 2020. The actions associated with the restructuring plan are expected to be completed by the end of the second quarter of 2020.

Our Business Model
We generate revenue from sales of our network, email endpoint and cloud security solutions, our security validation platform, our threat intelligence, our managed detection and response services, our Helix security operations platform, and our Mandiant professional services. We disaggregate our revenue into two main categories: (i) product, subscription, and support and (ii) professional services. For the three months ended March 31, 2020 and 2019, product, subscription and support revenue as a percentage of total revenue was 77% and 81%, respectively. Revenue from professional services was 23% and 19% for the three months ended March 31, 2020 and 2019, respectively.

Product, subscription and support
Within the product, subscription and support category, we provide supplemental data to distinguish between sales of our product solutions that are deployed on-premise (or in hybrid on-premise/private cloud configurations), and sales of our platform, cloud-based subscriptions and managed detection and response services. Security product solutions deployed on-premise (or in hybrid on-premise/private cloud configurations) are included in the Product and related subscription and support sub-category. Our security validation platform, Helix security platform, cloud-based security solutions, detection-on-demand, threat intelligence subscriptions and managed detection and response services are included in the platform, cloud subscription and managed services sub-category. For the three months ended March 31, 2020 and 2019, product and related subscription and support revenue as a percentage of total revenue was 47% and 56%, respectively. Revenue from platform, cloud subscription and managed services was 30% and 25% for the three months ended March 31, 2020 and 2019, respectively.
Sales of our network, email, and endpoint security solutions, platform, cloud subscriptions and managed detection and response services, initially increase our deferred revenue. Deferred revenue from our product, subscription and support sales totaled $831.8 million and $878.2 million, as of March 31, 2020 and December 31, 2019, respectively. The decrease in deferred revenue from our product, subscription and support sales was due primarily to a decrease in sales of our appliance hardware and attached DTI cloud and support subscriptions compared to December 31, 2019.
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
As a single performance obligation, revenue from sales of appliance hardware and related subscriptions is recognized ratably over the contractual term, typically one to three years. Such contracts typically contain a material right of renewal option that allows the customer to renew their DTI cloud and support subscriptions for an additional term at a discount to the original purchase price of the single performance obligation. For contacts that contain a material right of renewal option, the value of the performance obligation allocated to the renewal is recognized ratably over the period between the end of the initial contractual term and end of the estimated useful life of the related appliance and license. A small portion of our revenue in the product and related subscription and support revenue is derived from the sale of our network forensics appliances and our central management system appliances. These appliances are not dependent on regular security intelligence updates, and revenue from these appliances is therefore recognized when ownership is transferred to our customer, typically at shipment.
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
Professional Services
In addition to our product, subscription and support solutions, we offer professional services, including incident response and other strategic security consulting services, to our customers who have experienced a cyber security breach or desire assistance assessing and increasing the resilience of their IT environments to cyber attack. The majority our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from professional services is recognized as services are delivered. Revenue from our Expertise-on-Demand subscription and some pre-paid professional services is deferred, and revenue is recognized when services are delivered. Deferred revenue from professional services as of March 31, 2020 and December 31, 2019 was $88.1 million and $96.4 million, respectively.

Key Business Metrics
We monitor our key business metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue and gross margin below under “Components of Operating Results.” Deferred revenue, annualized recurring revenue, billings (a non-GAAP metric), net cash flow provided by (used in) operating activities, and free cash flow (a non-GAAP metric) are discussed immediately below the following table (in thousands, except percentages).

	Three Months Ended or As of
	March 31,
	2020	2019
Product, subscription and support revenue	$174,083	$169,903
Professional services revenue	50,639	40,641
Total revenue	$224,722	$210,544
Year-over-year percentage increase	7%	6%
Gross margin percentage	64%	66%
Deferred revenue, (current and non-current)	$919,856	$906,190
Annualized recurring revenue	$590,099	$551,507
Billings (non-GAAP)	$170,011	$181,906
Net cash provided by (used in) operating activities	$(24,456)	$24,453
Free cash flow (non-GAAP)	$(36,136)	$10,950
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

	As of March 31,
	2020	2019
Deferred revenue, current	$572,533	$541,563
Deferred revenue, non-current	347,323	364,627
Total deferred revenue	$919,856	$906,190
Annualized recurring revenue. Annualized recurring revenue ("ARR") is an operating metric and represents the annualized revenue run-rate of active term licenses, maintenance, and subscription contracts at the end of a reporting period. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates, and does not include revenue from appliance hardware, perpetual software or professional services unless part of our Expertise-on-Demand subscriptions. We consider ARR a useful measure of the value of the recurring components of our business because it reflects both our ability to attract new customers for our solutions and our success at retaining and expanding our relationships with existing customers. Further, ARR is not impacted by variations in contract length, enabling more meaningful comparison to prior periods as we align our invoicing practices to growing customer preference for annual billing on multi-year contracts. We disaggregate ARR by the same sub-categories we use for disaggregation of billings and revenue in the table below (in thousands):

	As of March 31,
	2020	2019
Product and related subscription and support	$302,023	$333,398
Platform, cloud subscription and managed services	288,076	218,109
Total annualized recurring revenue	$590,099	$551,507
Billings. Billings are a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles ("GAAP") plus the change in deferred revenue from the beginning to the end of the period, excluding deferred revenue assumed through acquisitions. We calculate billings, which we believe is a useful metric for management and investors, as a supplement to revenue (the corresponding GAAP measure), because billings impact our deferred revenue, which is an important indicator of the health and visibility of trends in our business and represents a significant percentage of future revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may define billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. Additionally, the calculated billings metric represents the total contract value we have the right to invoice, which includes multi-year subscriptions to our solutions. Calculated billings is impacted by changes in average contract length thereby reducing the usefulness of comparisons to prior periods. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue	$224,722	$210,544
Add: deferred revenue, end of period	919,856	906,190
Less: deferred revenue, beginning of period	(974,567)	(934,828)
Billings (non-GAAP)	$170,011	$181,906
We have provided disaggregation of billings below (in thousands):

	Three Months Ended March 31,
	2020	2019
Product and related subscription and support	$75,233	$100,596
Platform, cloud subscription and managed services	52,454	43,113
Professional Services	42,324	38,197
Billings (non-GAAP)	$170,011	$181,906
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

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$(24,456)	$24,453
Less: purchase of property and equipment and demonstration units	(11,680)	(13,503)
Free cash flow (non-GAAP)	$(36,136)	$10,950
Net cash used in investing activities	$(20,230)	$(29,068)
Net cash provided by (used in) financing activities	$(6,051)	$843
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

•
General and administrative. General and administrative expense consists of personnel costs, professional service costs and allocated overhead. General and administrative personnel include our executive, finance, human resources, facilities and legal organizations. Professional service costs consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to decrease in absolute dollars and remain relatively flat as a percentage of total revenue.

•
Restructuring charges. In January 2020, we implemented a restructuring plan designed to align our resources with the strategic initiatives of the business. This restructuring plan resulted in a reduction of less than 2% our total workforce as well as the exiting and downsizing of certain real estate facilities. The expenses incurred primarily consisted of employee severance charges and other termination benefits, as well as real estate and related fixed asset charges for the consolidation of certain leased facilities.

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

	Three Months Ended March 31,
	2020		2019
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars in thousands)
Revenue:
Product, subscription and support	$174,083	77%	$169,903	81%
Professional services	50,639	23	40,641	19
Total revenue	224,722	100	210,544	100
Cost of revenue:
Product, subscription and support	53,136	24	48,468	23
Professional services	28,450	13	23,100	11
Total cost of revenue	81,586	36	71,568	34
Total gross profit	143,136	64	138,976	66
Operating expenses:
Research and development	67,503	30	67,395	32
Sales and marketing	100,200	45	103,896	49
General and administrative	27,429	12	27,376	13
Restructuring charges	10,974	5	3,799	2
Total operating expenses	206,106	92	202,466	96
Operating loss	(62,970)	(28)	(63,490)	(30)
Interest income	4,424	2	5,848	2
Interest expense	(15,846)	(7)	(15,263)	(7)
Other expense, net	(989)	—	(288)	—
Loss before income taxes	(75,381)	(34)	(73,193)	(35)
Provision for income taxes	925	—	2,182	1
Net loss	$(76,306)	(34)%	$(75,375)	(36)%

Comparison of the Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,
	2020		2019		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product, subscription and support	$174,083	77%	$169,903	81%	$4,180	2%
Professional services	50,639	23	40,641	19	9,998	25
Total revenue	$224,722	100%	$210,544	100%	$14,178	7%

Product, subscription and support by type:
Product and related subscription and support	$105,688	47%	$118,448	56%	$(12,760)	(11)%
Platform, cloud subscription and managed services	68,395	30	51,455	25	16,940	33
Total product, subscription and support	$174,083	77%	$169,903	81%	$4,180	2%

Revenue by geographic region:
U.S.	$140,573	62%	$131,298	62%	$9,275	7%
EMEA	38,062	17	35,934	17	2,128	6
APAC	33,573	15	31,571	15	2,002	6
Other	12,514	6	11,741	6	773	7
Total revenue	$224,722	100%	$210,544	100%	$14,178	7%
Product, subscription and support revenue increased by $4.2 million, or 2%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was comprised of an increase in platform, cloud subscription and managed services revenue of $16.9 million, which was offset by a decrease in product and related subscription and support revenue of $12.8 million. The increase in platform, cloud subscription and managed services reflected increased recognition of deferred revenue associated with sales of our threat intelligence subscriptions, our platform solutions, our cloud-based email and endpoint security, our Helix platform, and our Managed Defense managed security service as well as revenues from our acquisition of Verodin. The decrease in product and related subscription and support revenue was primarily due to a decrease in the recognition of deferred revenue associated with the decrease in appliance sales of our on-premise solutions as customers migrate towards cloud-based solutions in conjunction with lower subscription and support revenues associated with the end of life of our third generation appliances first introduced in 2012.
Professional services revenue increased by $10.0 million, or 25%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily driven by revenues from incident response services and other strategic consulting services and an increase in billable hours due to an increase in engagements and professional services personnel as compared to the same period in 2019.
Our international revenue increased $4.9 million, or 6%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase reflects growth in sales from certain international regions compared to prior periods as we expanded our international market presence, which resulted in an increase in revenue recognized from a build-up of deferred revenue from prior periods.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2020		2019		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product, subscription and support	$53,136		$48,468		$4,668	10%
Professional services	28,450		23,100		5,350	23
Total cost of revenue	$81,586		$71,568		$10,018	14%
Gross margin:
Product, subscription and support		69%		71%
Professional services		44%		43%
Total gross margin		64%		66%
The cost of product, subscription and support revenue increased by $4.7 million, or 10%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in cost of product, subscription and support revenue was primarily the result of an increase in payroll related costs and third-party cloud hosting costs associated with our accelerated migration to a cloud-based solution. This was partially offset by a decrease in cost of product and related subscription and support revenue as we continue to transition from on-premise products to cloud-based solutions.
The cost of professional services revenue increased by $5.4 million or 23% during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in cost of professional services revenue was primarily due to an increase in personnel costs due to increased headcount assigned to projects.
Gross margin percentage decreased by 2% during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease in gross margin percentage was due to an increase in third-party hosting fees in our cost of product, subscription and support revenues as we have transitioned some of our cloud-based solutions from in house data centers to third-party cloud hosting, offset in part by an increase in gross margin percentage from professional services. We expect to continue this transition throughout the remainder of 2020 and potentially beyond.
Operating Expenses

	Three Months Ended March 31,
	2020		2019		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$67,503	30%	$67,395	32%	$108	0%
Sales and marketing	100,200	45	103,896	49	(3,696)	(4)
General and administrative	27,429	12	27,376	13	53	0
Restructuring charges	10,974	5	3,799	2	7,175	189
Total operating expenses	$206,106	92%	$202,466	96%	$3,640	2%
Includes stock-based compensation expense of:
Research and development	$11,545		$12,424
Sales and marketing	11,486		12,540
General and administrative	5,505		7,703
Total	$28,536		$32,667
Research and Development
Research and development expense increased by $0.1 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to increase of $1 million in payroll costs offset by decrease in of $0.9 million in stock-based compensation expense and decrease of $0.3 million in travel and entertainment expense.

Sales and Marketing
Sales and marketing expense decreased by $3.7 million, or 4%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily due to a decrease of $3.9 million in payroll related costs due to lower headcount and a decrease of $4.0 million in travel and entertainment expense which we attribute to the COVID-19 pandemic. These decreases were offset by an increase of $3.0 million in commissions expense, $0.3 million in amortization and approximately $0.7 million in other operating expenses.
General and Administrative
General and administrative expense increased by $0.05 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to an increase of $1.2 million in payroll, professional and consulting fees as well as an increase of $0.8 million in bad debt expense. These increases were offset in part by a decrease of $2.2 million in stock-based compensation expense.
Restructuring Charges
During the three months ended March 31, 2020, we incurred restructuring charges of approximately $11.0 million, which primarily related to employee severance charges and other termination benefits as well as certain facilities exit costs under our January 2020 restructuring plan.
Interest Income

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Interest income	$4,424	$5,848	$(1,424)	(24)%
Interest income decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due to a lower rate of return on balances in our cash and cash equivalents and investments.
Interest Expense

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Interest expense	$(15,846)	$(15,263)	$(583)	4%
Interest expense increased slightly for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Interest expense pertains primarily to the amortization of discount and issuance costs related to our convertible notes.
Other Expense, Net

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Other expense, net	$(989)	$(288)	$(701)	243%
Other expense, net increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to foreign currency transaction losses as well as a loss on investment in a privately held company as compared to the three months ended March 31, 2019.
Provision for Income Taxes

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Provision for income taxes	$925	$2,182
Effective tax rate	(1.2)%	(3.0)%

The provision for income taxes decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease in the provision for income taxes was due primarily to lower foreign taxes and a tax benefit from the Verodin acquisition in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Liquidity and Capital Resources

	As of March 31, 2020	As of December 31, 2019
	(In thousands)
Cash and cash equivalents	$283,866	$334,603
Short-term investments	$696,104	$704,955

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash provided by (used in) operating activities	$(24,456)	$24,453
Cash used in investing activities	(20,230)	(29,068)
Cash provided by (used in) financing activities	(6,051)	843
Net decrease in cash and cash equivalents	$(50,737)	$(3,772)

As of March 31, 2020, our cash and cash equivalents of $283.9 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $76.9 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2020 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
On January 17, 2020, we acquired Cloudvisory LLC ("Cloudvisory"), a provider of cloud visibility and control solutions. Total consideration for the acquisition was $13.2 million in cash. We also assumed $0.3 million in net tangible liabilities.
On May 28, 2019, we acquired Verodin, a security instrumentation platform company. As consideration for the acquisition, we paid cash consideration of $143.7 million, issued 8,404,609 shares of our common stock with an estimated fair value of $119.7 million and recognized $1.5 million of the fair value of assumed stock options attributable to pre-combination services.
Our principal sources of liquidity are existing cash and cash equivalents and short-term investments and any cash inflow from operations, which we believe will be sufficient to meet our anticipated cash needs for at least the next 12 months. While we have recently experienced delays in collections which we attribute to the COVID-19 pandemic, we believe we will be able to manage liquidity to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the efficiency of our marketing and sales activities, the introduction of new and enhanced product and service offerings, the cost of any future acquisitions of technology or businesses, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
During the three months ended March 31, 2020, our operating activities used cash of $24.5 million. We incurred a net loss of $76.3 million, which included net non-cash expenses of $79.2 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible notes. Our net change in operating assets and liabilities used cash of $27.3 million, primarily due to an increase in accounts receivable of $30.3 million which we attribute to the COVID-19 pandemic, an increase in prepaid expenses and other current assets of $2.8 million, an increase in accounts payable of $1.7 million, partially offset by decrease in accrued compensation of $1.6 million, a decrease in other long-term liabilities of $3.6 million, and a decrease in deferred revenue of $54.7 million.
During the three months ended March 31, 2019, our operating activities provided cash of $24.5 million. We incurred a net loss of $75.4 million, which included net non-cash expenses of $77.5 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible notes. Our net change in operating assets and liabilities provided cash of $22.3 million, primarily related to cash sourced from a reduction in accounts receivable of $46.5 million due to increased collections, a decrease in prepaid expenses and other current assets of $7.0 million primarily due to amortization of commissions and receipt of other receivables and an increase in accounts payable of $6.8 million, which was partially offset by reductions in deferred revenue of $28.6 million and a decrease in accrued compensation of $7.6 million due to decrease in commission expense.
Investing Activities
Cash used in investing activities during the three months ended March 31, 2020 was $20.2 million. This was primarily due to $12.6 million used to acquire Cloudvisory, net of cash acquired, and $11.7 million used for capital expenditures to purchase property and equipment and demonstration units, $5.3 million provided by net maturities of short-term investments and $1.0 million used for purchase of an investment in a privately held company.
Cash used in investing activities during the three months ended March 31, 2019 was $29.1 million, primarily for capital expenditures to purchase property and equipment and demonstration units of $13.5 million and net purchases of short-term investments of $15.5 million.
Financing Activities
During the three months ended March 31, 2020, financing activities used $6.1 million in cash, primarily for payments related to shares withheld for taxes of $7.4 million offset by exercises of employee stock options for $1.3 million.
During the three months ended March 31, 2019, financing activities provided $0.8 million in cash, primarily from exercises of employee stock options.
Contractual Obligations and Commitments
There have been no significant changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 except for those disclosed in Note 9 Convertible Senior Notes and Note 10 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Part I, Item I of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Use of Estimates
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
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three months ended March 31, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at March 31, 2020 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $980.0 million and $1,039.6 million as of March 31, 2020 and December 31, 2019, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions, the U.S. Treasury and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to our investment policies which limit the duration of our short-term investments. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as the Series A Notes, Series B Notes and 2024 Notes have fixed interest rates of 1.000%, 1.625% and 0.875%, respectively. The fair value of the Convertible Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of March 31, 2020, the fair value of our convertible notes was approximately $1.1 billion.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the "Litigation" subheading in Note 10 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Part I, Item I of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. Please see page 27 of this Quarterly Report on Form 10-Q for a discussion of forward-looking statements that are qualified by these risk factors. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.
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
We have incurred operating losses each year since our inception, including net losses of $76.3 million and $75.4 million during the three months ended March 31, 2020 and 2019, respectively. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.

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
The recent global COVID-19 pandemic could harm our business and results of operations.
In December 2019, COVID-19 was reported in China, in January 2020 the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, any of which could harm our business and results of operations. In addition, the COVID-19 pandemic may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. More generally, the COVID-19 pandemic could adversely affect economies and financial markets globally, potentially leading to an economic downturn, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
Real or perceived defects, errors or vulnerabilities in our products or services, the misconfiguration of our products, the failure of our products or services to block malware or prevent a security breach, or the failure of customers to take action on attacks identified by our products could harm our reputation and adversely impact our business, financial position and results of operations.
Because our products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their deployment. Our products also provide our customers with the ability to customize a multitude of settings, and it is possible that a customer could misconfigure our products or otherwise fail to configure our products in an optimal manner. Such defects and misconfigurations of our products could cause our products or services to be vulnerable to security attacks, cause them to fail to secure networks and detect and block threats, or temporarily interrupt the networking traffic of our customers. In addition, because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our products and services are unable to detect or prevent. Moreover, as our products and services are adopted by an increasing number of enterprises and governments, it is possible that the individuals and organizations behind advanced malware attacks will focus on finding ways to defeat our products and services. If this happens, our networks, products, services and subscriptions could be targeted by attacks specifically designed to disrupt our business and undermine the perception that our products and services are capable of providing superior IT security, which, in turn, could have a serious impact on our reputation as a provider of security solutions. In addition, defects or errors in our subscription updates or our products could result in a failure of our subscriptions to effectively update customers’ hardware and cloud-based products. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing installed customer base, any of which could temporarily or permanently expose our customers’ networks, leaving their networks unprotected against the latest security threats. Moreover, our products must interoperate with our customers’ existing infrastructure, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, unanticipated failures could occur if a customer deploys our products in an untested configuration. Similarly, if we inadvertently update our products with an erroneous configuration or untested detection content, invalid detections or product downtime could occur. Any of these situations could result in negative publicity to us, damage to our reputation, declining sales, increased expenses and customer relations issues, and therefore adversely impact our business, financial position and results of operations.
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
Furthermore, our products and services may fail to detect or prevent malware, ransomware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our products and services to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our clients and the sophistication of malware, viruses and other threats. In addition, from time to time, firms test our products against other security products. Our products may fail to detect or prevent threats in any particular test for a number of reasons, including misconfiguration. To the extent potential customers, industry analysts or testing firms believe that the occurrence of a failure to detect or prevent any particular threat is a flaw or indicates that our products or services do not provide significant value, our reputation and business could be harmed. Failure to keep pace with technological changes in the IT security industry and changes in the threat landscape could adversely affect our ability to protect against security breaches and could cause us to lose customers. In addition, in the event that a customer suffers a cyber attack, we could be subject to claims based on a misunderstanding of the scope of our contractual warranties or the protection afforded by the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002.
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

•	the cost and potential outcomes of future litigation;

•	seasonality or cyclical fluctuations in our business;

•	political, economic and social instability;

•	public health crises, such as the COVID-19 pandemic, and related measures to protect the public health;

•	future accounting pronouncements or changes in our accounting policies or practices;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•	the amount and timing of costs related to any cost reduction initiatives and the impact of such initiatives; and

•	increases or decreases in our revenues and expenses caused by fluctuations in foreign currency exchange rates.
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
From the year ended December 31, 2010 to the year ended December 31, 2019, our revenue grew from $11.8 million to $889.2 million, which represents a compounded annual growth rate of approximately 62%. Although we have experienced rapid growth in the past, we may not continue to grow in the future. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	maintain, renew and expand our existing customer base;

•	continue to attract new customers;

•	increase revenues from existing customers through increased use of our products, subscriptions and services within their organizations;

•	improve the capabilities of our products and subscriptions through research and development;

•	continue to develop our cloud-based solutions;

•	maintain the rate at which customers purchase our subscriptions and support;

•	continue to successfully expand our business domestically and internationally; and

•	successfully compete with other companies.
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
The COVID-19 pandemic has created significant uncertainty in the global economy. The COVID-19 pandemic and health measures taken by governments and private industry in response to the pandemic, including stay-at-home orders and travel restrictions, have had significant negative effects on the economy. Continued uncertainty about the pandemic, associated economic consequences, and potential relief measures may have a long-term adverse effect on the economy, our customers, partners, suppliers, and our business.
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
On April 23, 2020, our board of directors approved a restructuring plan to streamline the Company’s operations to more closely align expenses to the Company’s projected revenue, position the Company for improved operating performance and allow the Company to increase investment in the growth areas of the business. The restructuring plan includes a reduction of approximately 6% of the Company’s workforce. We expect the restructuring will reduce our total non-GAAP operating expenses by at least $25 million in 2020 compared to 2019, and currently estimate that we will recognize pre-tax charges to our GAAP financial results of between $10 million and $15 million, consisting of severance and other one-time termination benefits, and other restructuring related costs. These charges are primarily cash-based, and are expected to be recognized in the second quarter of 2020. The actions associated with the restructuring plan are expected to be completed by the end of the second quarter of 2020. However, there may be adverse consequences related to such actions which include various charges for severance and severance-related costs and the loss of propriety information and in-house knowledge in connection with the planned reduction in our workforce. This type of restructuring activity may result in business disruptions and may not produce the full efficiency and cost reduction benefits anticipated. Further, the benefits may be realized later than expected and the cost of implementing these measures may be greater than anticipated. If these measures are not successful, we may need to undertake additional cost reduction efforts, which could result in future charges. Moreover, the restructuring plan may cause business disruptions with customers and elsewhere if our cost reduction efforts prove ineffective, and our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including the related charges and the impact of the related workforce reduction, could have a material adverse effect on our business, operating results and financial condition.

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
The workforce reductions made in connection with our recently approved restructuring plan may adversely affect our ability to attract and retain highly skilled employees. Even if our key personnel are not directly affected by these reductions, the termination of others may have a negative impact on morale and our ability to retain current personnel, as well as our ability to attract qualified new personnel in the future.
We recently announced the retirement of our President, the appointment of our new Chief Operating Officer, and other organizational changes. Leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. Our success depends in part on having a successful leadership team. If we cannot effectively manage the leadership transitions and management changes, it could make it more difficult to successfully operate our business and pursue our business goals.
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
The IT security market has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt to increasingly complex IT networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. As their technologies and business plans grow more complex, we expect these customers to face new and increasingly sophisticated methods of attack. We face significant challenges in ensuring that our platform effectively identifies and responds to these advanced and evolving attacks without disrupting our customers’ network performance. As a result of the continued rapid innovations in the technology industry, including the rapid growth of smart phones, tablets and other devices, the trend of “bring your own device” in enterprises, and the rapidly evolving Internet of Things, we expect the networks of our customers to continue to change rapidly and become more complex.
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
Although third parties may offer a license to their technology or other intellectual property, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. We may also be subject to additional fees or be required to obtain new licenses if any of our licensors allege that we have not properly paid for such licenses or that we have improperly used the technologies under such licenses. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its technology or other intellectual property on reasonable terms, or at all, we could be enjoined from continued use of such intellectual property. As a result, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we could be unable to continue to offer our affected products, subscriptions or services), effort, and expense and may ultimately not be successful. Furthermore, a successful claimant could secure a judgment, or we may agree to a settlement that prevents us from distributing certain products, providing certain subscriptions or performing certain services or that requires us to pay substantial damages, royalties or other fees. Any of these events could harm our business, financial condition and results of operations.
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
Our platform relies on key components, including a motherboard and chassis, which our third-party manufacturers purchase on our behalf from a sole source provider. The manufacturing operations of some of our component suppliers are geographically concentrated in Asia, which makes our supply chain vulnerable to regional disruptions. A localized health risk affecting employees at these facilities, such as the current COVID-19 pandemic, or the spread of a pandemic influenza, could impair the total volume of components that we are able to obtain, which could result in substantial harm to our results of operations. Similarly, a fire, flood, earthquake, tsunami or other disaster, condition or event such as political instability, terrorist act, civil unrest or a power outage that adversely affects any of these component suppliers’ facilities could significantly affect our ability to obtain the components needed for our products, which could result in a substantial loss of sales and revenue and a substantial harm to our results of operations.
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data and other information. Evolving and changing definitions of personal data and personal information within the European Union ("EU"), the United States, and elsewhere, especially relating to classification of Internet Protocol addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting technology alliance partners that may involve the sharing of data. Data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
For example, the EU General Data Protection Regulation ("GDPR"), which became fully effective on May 25, 2018, imposes more stringent data protection requirements than previously effective EU data protection law and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR requires, among other things, that personal data only be transferred outside of the EU to certain jurisdictions, including the United States, if steps are taken to legitimize those data transfers. We rely on the EU-U.S. and Swiss-U.S. Privacy Shield programs, and the use of model contractual clauses approved by the EU Commission, to legitimize these transfers. Both the EU-U.S. Privacy Shield and these model contractual clauses have been subject to legal challenge, however, and it is unclear what effect these challenges will have and whether the means we presently use will continue as appropriate means for us to legitimize personal data transfers from the EU or Switzerland to the U.S. Developments in the legal landscape affecting the transfer of personal data from the European Economic Area (“EEA”) may cause us to find it necessary or desirable to modify our data handling practices, and may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results.
Further, in June 2016, the United Kingdom ("the U.K.") voted to leave the EU, commonly referred to as “Brexit,” which resulted in the U.K. exiting the EU on January 31, 2020, subject to a transition period ending December 31, 2020. “Brexit" could lead to further legislative and regulatory changes. The United Kingdom Data Protection Act that substantially implements the GDPR became law in May 2018 and was subject to statutory amendments in 2019 that further align it with the GDPR. The development of the U.K. data protection laws or regulations and regulation of data transfers to and from the U.K. in the medium to longer term, however, remain unclear.
California enacted legislation in 2018, the California Consumer Privacy Act (“CCPA”), that became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA is the subject of proposed regulations of the California Attorney General that have yet to be finalized. Aspects of the CCPA and its interpretation remain unclear at this time. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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

•
compliance with anti-bribery laws, including, without limitation, compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act and the U.K. Bribery Act 2010, violations of which could lead to significant fines, penalties and collateral consequences for our Company;

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

•	increased exposure to public health issues such as the current COVID-19 pandemic, and related industry and governmental actions to address these issues; and

•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate.
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
For example, Brexit could also lead to further legislative and regulatory changes. A Data Protection Act that substantially implements the GDPR has been implemented in the United Kingdom, effective in May 2018 and subject to additional statutory amendments in 2019 to further align such Data Protection Act with the GDPR. It is unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated. In particular, the United Kingdom’s anticipated exit from the EU to effectuate Brexit could require us to make additional changes to the way we conduct our business and transmit data from the EU into the United Kingdom.

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
Natural disasters or other catastrophic events, including earthquakes, fires, floods, significant power outages, telecommunications failures, outbreak of pandemic or contagious diseases (including, but not limited to, the current COVID-19 pandemic) and cyber attacks, may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a material adverse impact on our business, results of operations, and financial condition. Our corporate headquarters and servers hosting our cloud services are located in California, a region known for seismic activity. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a natural disaster or other catastrophic event. In addition, natural disasters and other catastrophic events could affect our supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In the event that our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, acts of terrorism, armed conflicts and other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our financial results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, the loss of customers or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.
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
We are subject to U.S. federal, state, local and sales taxes in the United States and foreign income taxes, withholding taxes and transaction taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus and impacts of the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period for which a determination is made.
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
We have substantial existing indebtedness. In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the "Series A Notes") and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the "Series B Notes" and, together with the Series A Notes, the "2035 Notes"). During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (the "2024 Notes" and, together with the 2035 Notes, the "convertible notes") and repurchased approximately $340.2 million aggregate principal amount of certain of the 2035 Notes. As a result, as of March 31, 2020, we had approximately $1.2 billion aggregate principal amount of convertible notes outstanding.
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
If holders of the 2035 Notes require us to repurchase their notes on any repurchase date, our financial condition and operating results could be adversely affected.
Holders of the Series A Notes have the right to require us to repurchase their notes on each of June 1, 2020, June 1, 2025 and June 1, 2030, and holders of the Series B Notes will have the right to require us to repurchase their notes on each of June 1, 2022, June 1, 2025 and June 1, 2030 at a repurchase price equal to 100% of the principal amount of the notes of the relevant series to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date pursuant to the applicable indenture governing such series of notes. With respect to the upcoming June 1, 2020 repurchase date for the Series A Notes, in light of the recent trading price of our common stock and the Series A Notes, we expect that holders of the Series A Notes will likely require us to repurchase their Series A Notes on such June 1, 2020 repurchase date. If holders require us to repurchase their notes of an applicable series on an applicable repurchase date, our financial condition and operating results could be adversely affected.
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
We have provided and may continue to provide guidance about our business and future operating results. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Such factors may include the possibility that interpretation, industry practice, and accounting guidance may continue to evolve during the early stages of adoption of Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606). Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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
The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	whether our results of operations, and in particular, our revenue growth rates, meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts, whether as a result of our forward-looking statements, our failure to meet such expectation or otherwise;

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in how customers perceive the effectiveness of our platform in protecting against advanced cyber attacks or other reputational harm;

•	publicity concerning cyber attacks in general or high profile cyber attacks against specific organizations;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology and/or growth companies in general and of companies in the IT security industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	natural disasters or other catastrophic events;

•	public health crises and related measures to protect the public health, such as the COVID-19 pandemic;

•	actual or perceived security breaches that we or our service providers may suffer;

•	sales of large blocks of our common stock or substantial future sales by our directors, executive officers, employees and significant stockholders; and

•	departures of key personnel.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, has made and will continue to make some activities more difficult, time-consuming or costly, and has increased and will continue to increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certifications
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREEYE, INC.

Dated: May 1, 2020	By:	/s/ Frank E. Verdecanna
Frank E. Verdecanna
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and duly authorized signatory)