Form 10-Q
period 2020-06-30
FireEye, Inc.
filed 2020-07-31
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number 001-36067

FireEye, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1548921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 McCarthy Blvd.
Milpitas, CA 95035
(Address of principal executive offices) (Zip Code)

(408) 321-6300
(Registrant's telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares of the registrant's common stock outstanding as of July 28, 2020 was 225,521,258.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$404,346	$334,603
Short-term investments	509,858	704,955
Accounts receivable, net of allowance for doubtful accounts of $2,885 and $2,263 at June 30, 2020 and December 31, 2019, respectively	119,842	171,459
Inventories	5,440	5,892
Prepaid expenses and other current assets	94,654	96,827
Total current assets	1,134,140	1,313,736
Property and equipment, net	87,405	93,812
Operating lease right-of-use assets, net	54,572	58,758
Goodwill	1,213,454	1,205,292
Intangible assets, net	116,864	134,420
Deposits and other long-term assets	74,998	84,468
TOTAL ASSETS	$2,681,433	$2,890,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,733	$26,271
Operating lease liabilities, current	18,545	18,437
Accrued and other current liabilities	19,726	24,496
Accrued compensation	71,423	59,513
Convertible senior notes, current, net	—	117,288
Deferred revenue, current	563,190	603,944
Total current liabilities	683,617	849,949
Convertible senior notes, non-current, net	938,536	893,273
Deferred revenue, non-current	329,656	370,623
Operating lease liabilities, non-current	64,611	70,481
Other long-term liabilities	4,654	4,494
Total liabilities	2,021,074	2,188,820
Commitments and contingencies (NOTE 10)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 225,375 shares and 219,422 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	22	22
Additional paid-in capital	3,470,503	3,457,359
Treasury stock, at cost; 1,778 shares and 3,333 shares as of June 30, 2020 and December 31, 2019, respectively	(80,000)	(150,000)
Accumulated other comprehensive income	6,311	1,180
Accumulated deficit	(2,736,477)	(2,606,895)
Total stockholders’ equity	660,359	701,666
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,681,433	$2,890,486

See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Product, subscription and support	$177,305	$174,102	$351,388	$344,005
Professional services	52,595	43,506	103,234	84,147
Total revenue	229,900	217,608	454,622	428,152
Cost of revenue:
Product, subscription and support	54,026	53,198	107,162	101,666
Professional services	26,967	24,195	55,417	47,295
Total cost of revenue	80,993	77,393	162,579	148,961
Total gross profit	148,907	140,215	292,043	279,191
Operating expenses:
Research and development	60,596	67,538	128,099	134,933
Sales and marketing	90,042	101,494	190,242	205,390
General and administrative	25,281	27,926	52,710	55,302
Restructuring charges	12,558	—	23,532	3,799
Total operating expenses	188,477	196,958	394,583	399,424
Operating loss	(39,570)	(56,743)	(102,540)	(120,233)
Interest income	2,863	6,137	7,287	11,985
Interest expense	(15,356)	(15,407)	(31,202)	(30,670)
Other expense, net	(119)	(770)	(1,108)	(1,058)
Loss before income taxes	(52,182)	(66,783)	(127,563)	(139,976)
Provision for income taxes	1,094	540	2,019	2,722
Net loss	$(53,276)	$(67,323)	$(129,582)	$(142,698)
Net loss per share, basic and diluted	$(0.24)	$(0.33)	$(0.59)	$(0.71)
Weighted average shares used in computing net loss per share, basic and diluted	221,352	204,109	219,570	201,001

See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(53,276)	$(67,323)	$(129,582)	$(142,698)
Change in net unrealized gain on available-for-sale investments, net of tax	7,980	1,172	5,131	3,269
Comprehensive loss	$(45,296)	$(66,151)	$(124,451)	$(139,429)

See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total stockholders' equity, beginning balances	$653,608	$619,441	$701,666	$650,394

Common stock and additional paid-in-capital:
Balance, beginning of period	3,488,478	3,194,504	3,457,381	3,152,179
Issuance of common stock for equity awards, net of tax withholdings	2,383	651	3,731	1,494
Shares withheld for taxes	(640)	—	(8,039)	—
Issuance of common stock related to employee stock purchase plan	12,300	12,315	12,300	12,315
Shares retired	(70,000)	—	(70,000)	—
Issuance of common stock and assumption of options related to Verodin, Inc. acquisition	—	121,158		121,158
Stock-based compensation	38,004	41,356	75,152	82,838
Balance, end of period	3,470,525	3,369,984	3,470,525	3,369,984

Treasury stock:
Balance, beginning of period	(150,000)	(150,000)	(150,000)	(150,000)
Shares retired	70,000	—	70,000	—
Balance, end of period	(80,000)	(150,000)	(80,000)	(150,000)

Accumulated other comprehensive income (loss):
Balance, beginning of period	(1,669)	(202)	1,180	(2,299)
Unrealized gain investments, net of tax	7,980	1,172	5,131	3,269
Balance, end of period	6,311	970	6,311	970

Accumulated deficit:
Balance, beginning of period	(2,683,201)	(2,424,861)	(2,606,895)	(2,349,486)
Net loss	(53,276)	(67,323)	(129,582)	(142,698)
Balance, end of period	(2,736,477)	(2,492,184)	(2,736,477)	(2,492,184)

Total stockholders' equity, ending balances	$660,359	$728,770	$660,359	$728,770

See accompanying notes to condensed consolidated financial statements

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,582)	$(142,698)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	47,738	48,102
Stock-based compensation	73,224	80,474
Non-cash interest expense related to convertible senior notes	24,367	23,700
Deferred income taxes	154	(18)
Other	6,608	637
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	50,320	32,860
Inventories	(15)	(243)
Prepaid expenses and other assets	13,137	3,959
Accounts payable	(12,971)	4,415
Accrued liabilities	(6,073)	(3,566)
Accrued compensation	11,910	(8,704)
Deferred revenue	(81,721)	(24,830)
Other long-term liabilities	(6,862)	(4,564)
Net cash provided by provided by (used in) operating activities	(9,766)	9,524
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(17,556)	(28,240)
Purchases of short-term investments	(106,631)	(258,104)
Proceeds from maturities of short-term investments	277,749	311,905
Purchase of investment in privately held company	(1,000)	—
Proceeds from sales of short-term investments	28,208	—
Business acquisitions, net of cash acquired	(12,948)	(127,249)
Lease deposits	87	426
Net cash provided by (used in) investing activities	167,909	(101,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible senior notes	(96,392)	—
Payment related to shares withheld for taxes	(8,039)	—
Proceeds from employee stock purchase plan	12,300	12,315
Proceeds from exercise of equity awards	3,731	1,495
Net cash provided by provided by (used in) financing activities	(88,400)	13,810
Net change in cash and cash equivalents	69,743	(77,928)
Cash and cash equivalents, beginning of period	334,603	409,829
Cash and cash equivalents, end of period	$404,346	$331,901

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,449	$2,682
Cash paid for interest	$6,962	$6,962
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with acquisitions	$—	$119,682
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$2,348	$6,531

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year. The balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements at that date but does not include all information required by U.S. GAAP for annual consolidated financial statements.

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
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three and six months ended June 30, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (i.e. Step 2 of the current guidance), instead measuring the impairment charge as the excess of the reporting unit's carrying amount over its fair value (i.e. Step 1 of the current guidance). The guidance was effective for the Company beginning in the first quarter of 2020, and will be applied prospectively. We adopted the standard effective January 1, 2020. The standard did not have a significant impact on our condensed consolidated financial statements.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss ("CECL") model. The CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. The guidance was effective for the Company beginning in the first quarter of 2020. We adopted the standard effective January 1, 2020. The standard did not have a significant impact on our condensed consolidated financial statements.
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
Recent Legislation

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Changes in tax laws or rates are accounted for in the period of enactment. The income tax provisions of the CARES Act do not have a significant impact on our current taxes, deferred taxes, or uncertain tax positions.
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
The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of June 30, 2020				As of December 31, 2019
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$96,874	$—	$—	$96,874	$24,246	$—	$—	$24,246
Total cash equivalents	96,874	—	—	96,874	24,246	—	—	24,246
Short-term investments:
Certificates of deposit	—	3,997	—	3,997	—	5,145	—	5,145
Corporate notes and bonds	—	372,796	—	372,796	—	472,908	—	472,908
U.S. Treasuries	—	21,116	—	21,116	—	48,069	—	48,069
U.S. Government agencies	—	111,949	—	111,949	—	178,833	—	178,833
Total short-term investments	—	509,858	—	509,858	—	704,955	—	704,955
Total assets measured at fair value	$96,874	$509,858	$—	$606,732	$24,246	$704,955	$—	$729,201

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
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a privately held company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. In light of the COVID-19 pandemic, we performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of June 30, 2020.
The estimated fair value of the Convertible Senior Notes was determined to be $1 billion as of June 30, 2020 and $1.1 billion as of December 31, 2019. The fair value was determined based on the closing trading prices per $100 principal amount of the respective Convertible Senior Notes as of the last day of trading for the period. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

3. Investments
Our investments consisted of the following (in thousands):

	As of June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$3,899	$98	$—	$3,997
Corporate notes and bonds	366,484	6,386	(74)	372,796
U.S. Treasuries	21,040	77	(1)	21,116
U.S. Government agencies	111,617	337	(5)	111,949
Total	$503,040	$6,898	$(80)	$509,858

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$5,118	$27	$—	$5,145
Corporate notes and bonds	471,172	1,950	(214)	472,908
U.S. Treasuries	48,086	2	(19)	48,069
U.S. Government agencies	178,891	52	(110)	178,833
Total	$703,267	$2,031	$(343)	$704,955

The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2020
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$—	$—	$—	$—	$—	$—
Corporate notes and bonds	6,053	(24)	26,907	(50)	32,960	(74)
U.S. Treasuries	—	—	14,000	(1)	14,000	(1)
U.S. Government agencies	3,498	(2)	14,802	(3)	18,300	(5)
Total	$9,551	$(26)	$55,709	$(54)	$65,260	$(80)

	As of December 31, 2019
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$244	$—	$—	$—	$244	$—
Corporate notes and bonds	117,271	(205)	24,514	(9)	141,785	(214)
U.S. Treasuries	5,041	(2)	33,996	(17)	39,037	(19)
U.S. Government agencies	91,221	(103)	25,997	(7)	117,218	(110)
Total	$213,777	$(310)	$84,507	$(33)	$298,284	$(343)

Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis.
The following table summarizes the contractual maturities of our investments as of June 30, 2020 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$185,227	$186,748
Due within one to three years	317,813	323,110
Total	$503,040	$509,858

All available-for-sale securities have been classified as current, based on management's ability to use the funds in current operations.
As of June 30, 2020, we held an 11.0% ownership interest in a privately held company, which is accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the privately held company. This investment is classified within deposits and other long-term assets on our condensed consolidated balance sheets. The carrying value of this investment was $0.3 million as of June 30, 2020 and zero as of December 31, 2019.
4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Computer equipment and software	$211,516	$203,242
Leasehold improvements	62,797	64,180
Furniture and fixtures	15,354	15,496
Machinery and equipment	465	465
Total property and equipment	290,132	283,383
Less: accumulated depreciation	(202,727)	(189,571)
Total property and equipment, net	$87,405	$93,812

Depreciation and amortization expense related to property, equipment and demonstration units during the three months ended June 30, 2020 and 2019 was $9.2 million and $9.4 million, respectively. Depreciation and amortization expense related to property, equipment and demonstration units during the six months ended June 30, 2020 and 2019 was $18.2 million and $18.5 million, respectively.
During the three months ended June 30, 2020 and 2019, we capitalized $5.2 million and $6.1 million, respectively, of software development costs primarily related to our platform and cloud subscription offerings. Amortization expense related to capitalized software development costs during the three months ended June 30, 2020 and 2019 were $4.7 million and $4.0 million, respectively.
During the six months ended June 30, 2020 and 2019, we capitalized $11.0 million and $11.6 million, respectively, of software development costs primarily related to our platform and cloud subscription offerings. Amortization expense related to capitalized software development costs during the six months ended June 30, 2020 and 2019 were $9.2 million and $7.5 million, respectively.
Refer to Note 6 Restructuring Charges regarding fixed assets write-offs.
5. Business Combinations
Acquisition of Cloudvisory
On January 17, 2020, we acquired Cloudvisory, a provider of cloud visibility and control solutions. As consideration for the acquisition, we paid $13.2 million in cash. In addition, we assumed $0.3 million in net tangible liabilities.
The acquisition of Cloudvisory was accounted for in accordance with the acquisition method of accounting for business combinations with FireEye as the accounting acquirer. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price of $13.2 million was allocated using the information available to us. As a result, we may continue to adjust the preliminary purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revisions of preliminary estimates. The results of operations of Cloudvisory have been included in our consolidated statements of operations from the acquisition date, though revenue and net income from Cloudvisory were not material for the three and six months ended June 30, 2020. Transaction costs were immaterial and expensed as incurred. Pro forma financial information has not been presented for this acquisition as the impact to our consolidated financial statements was not material. Allocation of the preliminary purchase price is as follows (in thousands):

Amount
Net tangible liabilities assumed	$(288)
Intangible assets	5,650
Goodwill	7,846
Total preliminary purchase price allocation	$13,208

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
The acquisition of Verodin was accounted for in accordance with the acquisition method of accounting for business combinations with FireEye as the accounting acquirer. We expensed the related acquisition costs of $0.6 million in general and administrative expenses. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price of $264.9 million was allocated using information available to us. Pro forma financial information has not been presented for this acquisition as the impact to our consolidated financial statements was not material. Allocation of the purchase price is as follows (in thousands):

Amount
Net tangible assets assumed	$15,036
Intangible assets	45,200
Deferred tax liability	(1,158)
Goodwill	205,804
Total purchase price allocation	$264,882

The purchase price exceeded the fair value of the net tangible assets and identifiable intangible assets acquired, resulting in the recognition of goodwill. Goodwill is primarily attributable to expected synergies in our subscription offerings and cross-selling opportunities. None of the goodwill is expected to be deductible for U.S. federal income tax purposes.
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
Goodwill and Purchased Intangible Assets
Goodwill increased by $8.2 million for the six months ended June 30, 2020. The increase was comprised of approximately $7.8 million due to the acquisition of Cloudvisory in January 2020 and $0.3 million due to a tax adjustment for the acquisition of Verodin in May 2019. There were no other changes to the carrying amount of goodwill.
Purchased intangible assets consisted of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Developed technology	$153,803	$148,303
Content	158,700	158,700
Customer relationships	115,690	115,690
Contract backlog	13,200	13,200
Trade names	17,310	17,160
Non-competition agreements	1,400	1,400
Total intangible assets	460,103	454,453
Less: accumulated amortization	(343,239)	(320,033)
Total net intangible assets	$116,864	$134,420

Amortization expense of intangible assets during the three months ended June 30, 2020 and 2019 was $11.2 million and $13.0 million, respectively. Amortization expense of intangible assets during the six months ended June 30, 2020 and 2019 was $23.2 million and $25.1 million, respectively.
The expected future annual amortization expense of intangible assets as of June 30, 2020 is presented below (in thousands):

Years Ending December 31,	Amount
2020 (remaining six months)	$21,847
2021	40,220
2022	28,942
2023	22,082
2024	3,692
2025	81
Total	$116,864

6. Restructuring Charges
In January 2020, we implemented a restructuring plan designed primarily to align our resources and investments with the strategic growth initiatives of the business. This restructuring plan resulted in a reduction of less than 2% of our total workforce as of March 31, 2020 as well as the impairment of certain long lived assets.
In April 2020, we implemented another restructuring plan to streamline the Company’s operations to more closely align expenses to the Company’s projected revenue, position the Company for improved operating performance and allow the Company to increase investment in the growth areas of the business. This restructuring plan resulted in the reduction of 6% of the Company’s workforce.
The total provision for restructuring charges during the six months ended June 30, 2020 of $23.5 million includes $17.4 million of cash charges which consists of $13.8 million in provision for restructuring charges and $3.6 million in other adjustments, which was offset by a $0.4 million reduction in severance benefits that were not utilized. In addition, there are non-cash charges of $6.1 million related to fixed asset and right-of-use asset write-offs and stock-based compensation.
The following table sets forth the restructuring balance as of June 30, 2020 related to previous restructuring activities and a summary of restructuring activities during the six months ended June 30, 2020 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2019	$164	$470	$634
Provision for restructuring charges	13,574	176	13,750
Cash payments	(10,768)	(68)	(10,836)
Other adjustments	3,356	(122)	3,234
Balance, June 30, 2020	$6,326	$456	$6,782

The remainder of the restructuring balance of $6.8 million at June 30, 2020 is primarily composed of $6.3 million of severance payments which we have paid, or expect to pay, during the third quarter of 2020, and $0.5 million of non-cancelable non-lease costs which we expect to pay over the terms of the related obligations through the first quarter of 2022.
7. Leases
We have operating leases primarily for corporate offices. Our leases have remaining lease terms of one to ten years, some of which include options to extend the leases for up to five years, and some of which include options to terminate within one year.
The components of lease expenses were as follows (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease costs	$4,263	$8,681
Short-term lease costs	522	1,049
Sublease income	(223)	(497)
Total net lease costs	$4,562	$9,233

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

As of June 30, 2020
Operating leases:
Operating lease right-of-use assets, net	$54,572

Operating lease liabilities, current	$18,545
Operating lease liabilities, non-current	64,611
Total operating lease liabilities	$83,156

Weighted average remaining lease term (in years)	6.7
Weighted average discount rate	6.8%

Supplemental cash flow and other information related to leases is as follows (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,625	$10,355

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$—	$478

Undiscounted cash flows of operating lease liabilities are as follows (in thousands):

Years Ending December 31,	Amount
2020 (remaining six months)	$9,171
2021	18,423
2022	14,984
2023	13,065
2024	11,782
2025	11,330
2026 and thereafter	26,441
Total lease payments	105,196
Less: imputed interest	(22,040)
Total lease obligations	83,156
Less: current lease obligations	(18,545)
Long-term lease obligations	$64,611

As of June 30, 2020, we did not have any additional operating lease commitments for office leases that have not yet commenced.
8. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Product, subscription and support, current	$478,823	$508,580
Professional services, current	84,367	95,364
Total deferred revenue, current	563,190	603,944
Product, subscription and support, non-current	328,965	369,589
Professional services, non-current	691	1,034
Total deferred revenue, non-current	329,656	370,623
Total deferred revenue	$892,846	$974,567

Changes in the balance of deferred revenue for the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Deferred revenue, beginning of period	$919,856	$906,190	$974,567	$934,828
Billings for the period	202,890	221,417	372,901	403,323
Revenue recognized	(229,900)	(217,608)	(454,622)	(428,152)
Assumed in connection with acquisitions	—	2,750	—	2,750
Deferred revenue, end of period	$892,846	$912,749	$892,846	$912,749

Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods ("backlog"). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $892.8 million in deferred revenue and $18.1 million in backlog.
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
We expect to recognize these remaining performance obligations as follows (in percentages):

	Total	Less than 1 year	1-2 years	2-3 years	More than 3 years
Deferred revenue	100%	63%	24%	10%	3%
Backlog	100%	56%	32%	11%	1%

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
The 2024 Notes are unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2024 Notes. They rank equally in right of payment with all of our existing and future liabilities that are not expressly subordinated to the 2024 Notes, including the Series A Notes and the Series B Notes (as defined below); and effectively rank junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness. The 2024 Notes are structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.
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
As of June 30, 2020, none of the conditions permitting holders to convert their 2024 Notes had been satisfied and no shares of our common stock had been issued in connection with any conversions of the 2024 Notes. Based on the closing price of our common stock of $12.18 per share on June 30, 2020, the conversion value of the 2024 Notes was less than the principal amount of the 2024 Notes outstanding on a per 2024 Note basis.
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
The liability and equity components of the 2024 Notes consisted of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
	2024 Notes	2024 Notes
Liability component:
Principal	$600,000	$600,000
Less: 2024 Notes discounts and issuance costs, net of amortization	(105,063)	(117,078)
Net carrying amount	$494,937	$482,922

Equity component, net of issuance costs	$138,064	$138,064

The unamortized issuance costs as of June 30, 2020 will be amortized over a weighted-average remaining period of approximately 3.9 years.
Interest expense related to the 2024 Notes consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	2024 Notes	2024 Notes	2024 Notes	2024 Notes
Coupon interest	$1,313	$1,313	$2,625	$2,625
Amortization of 2024 Notes discounts and issuance costs	6,044	5,754	12,015	11,438
Total interest expense recognized	$7,357	$7,067	$14,640	$14,063

Effective interest rate on the liability component	6.0%	6.1%	6.1%	6.1%

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
Holders may convert the 2035 Notes at their option in multiples of $1,000 principal amount prior to March 1, 2035, excluding the period from March 1, 2022 to June 1, 2022 in the case of the Series B Notes, only under the following circumstances:

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
Regardless of the foregoing conditions, holders may convert their 2035 Notes at their option in multiples of $1,000 principal amount at any time during the period from March 1, 2022 to June 1, 2022 in the case of the Series B Notes, or after March 1, 2035 until maturity for either series of 2035 Notes. Upon conversion, the 2035 Notes can be settled in cash, shares of our common stock or any combination thereof at our option.
We may be required by holders of the 2035 Notes to repurchase all or any portion of their 2035 Notes at 100% of the principal amount plus accrued and unpaid interest, on each of June 1, 2025 and June 1, 2030, in the case of the Series A Notes, and each of June 1, 2022, June 1, 2025 and June 1, 2030 in the case of the Series B Notes. Holders may also require us to repurchase the 2035 Notes if we undergo a "fundamental change," as defined in each indenture governing the 2035 Notes, at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.
Additionally, we may redeem for cash all or any portion of the Series B Notes at any time prior to June 1, 2022 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than three trading days immediately preceding the date we provide notice of redemption. We also may redeem for cash all or any portion of the Series A Notes at any time prior to maturity and all or any portion of the Series B Notes on or after June 1, 2022 until maturity, regardless of the foregoing sale price condition.
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
In June 2020, the Company delivered a notice to the holders of Series A Notes to notify such holders of their option to require the Company to repurchase their Series A Notes on June 1, 2020. Holders representing $96.4 million aggregate principal amount of Series A Notes chose to exercise their option to require the Company to repurchase their Series A Notes. The repurchase was accounted for as a partial extinguishment of the Series A Notes. The consideration of approximately $96.4 million was used to repurchase the Series A Notes. The fair value of the debt extinguished was deemed to be the same as the par value of $96.4 million and no gain or loss was recognized.
As of June 30, 2020, $23.4 million aggregate principal amount of the Series A Notes remained outstanding.
The liability and equity components of the remaining portion of 2035 Notes consisted of the following (in thousands):

	As of June 30, 2020		As of December 31, 2019
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$23,436	$460,000	$119,828	$460,000
Less: 2035 Notes discount and issuance costs, net of amortization	—	(39,837)	(2,540)	(49,650)
Net carrying amount	$23,436	$420,163	$117,288	$410,350

Equity component, net of issuance costs	$15,559	$117,834	$79,555	$117,834

The unamortized discounts and issuance costs as of June 30, 2020 will be amortized over a weighted-average remaining period of approximately 1.9 years.
Interest expense for the three and six months ended June 30, 2020 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$219	$1,869	$519	$3,738
Amortization of 2035 Notes discount and issuance costs	1,023	4,935	2,540	9,812
Total interest expense recognized	$1,242	$6,804	$3,059	$13,550

Effective interest rate on the liability component	4.2%	6.6%	5.2%	6.6%

Interest expense for the three and six months ended June 30, 2019 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$300	$1,869	$599	$3,717
Amortization of 2035 Notes discount and issuance costs	1,460	4,707	2,902	9,359
Total interest expense recognized	$1,760	$6,576	$3,501	$13,076

Effective interest rate on the liability component	6.2%	6.6%	6.3%	6.7%

Prepaid Forward Stock Purchase
In connection with the issuance of the 2035 Notes, we also entered into privately negotiated prepaid forward transactions (the "Prepaid Forwards") with one of the initial purchasers of the 2035 Notes (the "Forward Counterparty"), pursuant to which we paid approximately $150.0 million. The amount of the Prepaid Forward entered into in connection with the issuance of the Series A Notes was equivalent to approximately 1.6 million shares which was settled on June 3, 2020. The amount of the Prepaid Forward entered into in connection with the issuance of the Series B Notes was equivalent to approximately 1.8 million shares which is to be settled on or around June 1, 2022, subject to any early settlement, in whole or in part, of such Prepaid Forward. Such Prepaid Forward is intended to facilitate privately negotiated derivative transactions by which investors in the Series B Notes will be able to hedge their investment in the Series B Notes. In the event we pay any cash dividends on our common stock, the Forward Counterparty will pay an equivalent amount back to us.
The related shares were accounted for as a repurchase of common stock, and are presented as Treasury Stock in the unaudited condensed consolidated balance sheets. On June 3, 2020, we retired approximately 1.6 million shares delivered under the Prepaid Forward entered into in connection with the issuance of the Series A Notes. The remaining approximately 1.8 million shares of common stock purchased under the Prepaid Forward entered into in connection with the issuance of the Series B Notes are excluded from weighted-average shares outstanding for basic and diluted EPS purposes although they remain legally outstanding.
10. Commitments and Contingencies
Letters of Credit
We were party to letters of credit totaling $3.6 million and $3.6 million as of June 30, 2020 and December 31, 2019, respectively, issued primarily in support of operating leases for several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of June 30, 2020 and December 31, 2019, we had non-cancelable open orders with our contract manufacturers of $4.1 million and $5.0 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of June 30, 2020, we have not incurred nor accrued any significant liabilities for such non-cancelable commitments.
Purchase Obligations
As of June 30, 2020, we had approximately $18.0 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In situations where we have received delivery of the goods or services as of June 30, 2020 under purchase orders outstanding as of the same date, such amounts are reflected in the condensed consolidated balance sheet as accounts payable or accrued liabilities and are excluded from the $18.0 million.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through June 30, 2020, there have been no claims under any indemnification provisions.

11. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share, none of which were issued and outstanding as of June 30, 2020 or December 31, 2019.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of June 30, 2020 and December 31, 2019. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.
We had reserved shares of common stock for issuance as follows (in thousands):

	As of June 30, 2020	As of December 31, 2019
Reserved under stock award plans	42,528	37,982
Convertible senior notes	33,856	35,442
Employee Stock Purchase Plan (ESPP)	4,316	3,428
Total	80,700	76,852

12. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Although our 2013 Plan provides for the granting of options, we no longer utilize them as part of our overall compensation program. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant's service for so long as such stock remains unvested. Approximately 16.4 million shares and 11.9 million shares of our common stock were reserved for future grants as of June 30, 2020 and December 31, 2019, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of approximately 4.3 million shares and 3.4 million shares of common stock were available for future issuance as of June 30, 2020 and December 31, 2019, respectively, under our ESPP.
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

Stock Option Activity
A summary of the activity for our stock option changes during the reporting period and a summary of information related to options outstanding and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2019	4,391	$9.07	5.2	$45,931
Exercised	(780)	4.79		6,260
Cancelled	(186)	16.31
Balance — June 30, 2020	3,425	$9.65	4.8	$22,061
Options exercisable — June 30, 2020	2,449	$12.09	3.4	$13,607

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
Restricted Stock Award ("RSA") and Restricted Stock Unit ("RSU") Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting periods and a summary of information related to unvested restricted common stock, RSAs and RSUs, including those expected to vest based on the achievement of a performance condition, are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2019	21,697	$16.07	1.2	$358,651
Granted	12,757	15.26
Vested	(6,130)	15.18
Cancelled	(5,644)	16.71
Unvested balance — June 30, 2020	22,680	$15.49	1.5	$276,237
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — June 30, 2020	1,361	$13.65	1.7	$16,575

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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP for the offering periods beginning in May 2019:

	Three and Six Months Ended June 30, 2020	Three and Six Months Ended June 30, 2019
Fair value of common stock	$13.06	$14.59
Risk-free interest rate	0.17% - 0.18%	2.21% - 2.35%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Volatility	52% - 68%	39%
Dividend yield	—%	—%

Stock-based compensation expense related to stock options, ESPP and restricted stock unit awards is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of product, subscription and support revenue	$4,051	$3,964	$7,792	$7,911
Cost of professional services revenue	4,450	3,641	8,351	7,350
Research and development	9,861	11,889	21,406	24,313
Sales and marketing	11,410	13,227	22,896	25,767
General and administrative	6,981	7,430	12,486	15,133
Restructuring	293	—	293	—
Total	$37,046	$40,151	$73,224	$80,474

As of June 30, 2020, total compensation cost related to stock-based awards not yet recognized was $336.5 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.8 years.

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
We recognized a provision for income taxes of $1.1 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively. We recognized a provision for income taxes of $2.0 million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively. The provision for income taxes was primarily comprised of income taxes in foreign jurisdictions and withholding taxes, offset by tax benefits from business combinations.
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

14. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and options. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for the three and six months ended June 30, 2020 and 2019, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(53,276)	$(67,323)	$(129,582)	$(142,698)
Denominator:
Weighted average number of shares outstanding—basic and diluted	221,352	204,109	219,570	201,001
Net loss per share—basic and diluted	$(0.24)	$(0.33)	$(0.59)	$(0.71)

The following outstanding options and unvested shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2020	2019
Options to purchase common stock	3,425	5,018
Unvested restricted stock awards and units	22,680	24,121
Convertible senior notes	33,856	35,442
ESPP shares	198	171

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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	U.S.		EMEA		APAC		Other
Product and related subscription and support	$58,506	$67,312	$20,476	$23,950	$20,564	$21,309	$4,258	$4,918
Platform, cloud subscription and managed services	49,833	38,539	10,858	8,704	8,608	6,537	4,202	2,832
Professional services	36,886	29,117	6,846	7,134	3,778	3,944	5,085	3,312
Total revenue	$145,225	$134,968	$38,180	$39,788	$32,950	$31,790	$13,545	$11,062

	Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	U.S.		EMEA		APAC		Other
Product and related subscription and support	$118,495	$136,891	$41,082	$45,902	$41,287	$43,120	$8,628	$10,026
Platform, cloud subscription and managed services	95,845	72,518	21,034	17,061	17,404	12,923	7,613	5,564
Professional services	71,459	56,857	14,125	12,759	7,832	7,318	9,818	7,213
Total revenue	$285,799	$266,266	$76,241	$75,722	$66,523	$63,361	$26,059	$22,803

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
 Within the product, subscription and support category, we provide supplemental data to distinguish between solutions that are deployed on-premise on physical or virtual appliances, and solutions and managed services that are not dependent on appliances. These solutions include security delivered entirely through the cloud or delivered through hybrid on premise/cloud platform. Security solutions that are dependent on appliances are included in the product and related subscription and support sub-category, and solutions and managed services without dependency on appliances are included in the platform, cloud subscription and managed services sub-category.
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
The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product and related subscription and support	$103,804	$117,490	$209,492	$235,938
Platform, cloud subscription and managed services	73,501	56,612	141,896	108,067
Professional services	52,595	43,506	103,234	84,147
Total revenue	$229,900	$217,608	$454,622	$428,152

Long lived assets by geography
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of June 30, 2020	As of December 31, 2019
Property and equipment, net:
United States	$80,179	$85,287
International	7,226	8,525
Total property and equipment, net	$87,405	$93,812

For the three months ended June 30, 2020, one distributor represented 12% of our total revenue, but did not represent 10% or greater of our total revenue for the three months ended June 30, 2019. For each of the three months ended June 30, 2020 and 2019, one reseller represented 14% of our total revenue. Additionally, another distributor represented 13% of our total revenue for the three months ended June 30, 2019, but did not represent 10% or greater of our total revenue for the three months ended June 30, 2020.
For the six months ended June 30, 2020, one distributor represented 11% of our total revenue, but did not represent 10% or greater of our total revenue for the six months ended June 30, 2019. For each of the six months ended June 30, 2020 and 2019, one reseller represented 14% of our total revenue. Additionally, for the six months ended June 30, 2020 and 2019, another distributor represented 10% and 15%, respectively, of our total revenue.
As of June 30, 2020 and December 31, 2019, no customer represented 10% or more of our net accounts receivable balance.

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

•	the evolution of the threat landscape facing our customers and prospects;

•	our ability, and the effects of our efforts, to educate the market regarding the advantages of our security solutions;

•	our ability to continue to grow revenues, in particular annual recurring revenues from cloud and subscriptions;

•	our expected rate of decline in mature appliance revenues and associated subscription and support revenues;

•	our future financial and operating results;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	our beliefs and objectives for future operations;

•	our ability to maintain our leadership position in advanced network security;

•	our ability to attract and retain customers and to expand our solutions footprint within each of these customers;

•	our expectations concerning customer retention rates as well as expectations for the value of subscriptions and services renewals;

•	our ability to maintain our competitive technological advantages against new entrants in our industry;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	cost of revenue, including changes in costs associated with products, manufacturing and customer support;

•	trends in operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;

•	anticipated income tax rates;

•	potential attrition and other impacts associated with restructuring;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	our ability to generate cash flows from operations and free cash flows;

•	our ability to capture new, and renew existing, contracts with the United States and international governments;

•	our expectations concerning relationships with third parties, including channel partners and logistics providers;

•	the release of new products;

•	economic and industry trends or trend analysis;

•	the impact of the COVID-19 pandemic and related public health measures on our business and the global economy;

•	the attraction, training, integration and retention of qualified employees and key personnel;

•	future acquisitions of or investments in complementary companies, products, subscriptions or technologies;

•	our expectations, beliefs, plans, intentions and strategies related to our acquisition of Verodin, Inc. ("Verodin"); and

•	the effects of seasonal trends on our results of operations.
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
In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a global pandemic. We operate in geographic locations that have been impacted by COVID-19. The pandemic has impacted, and could further impact, our operations and the operations of our customers as a result of quarantines, various local, state and federal government public health orders, facility and business closures, and travel and logistics restrictions. We anticipate governments and businesses will likely take additional actions or extend existing actions to respond to the risks of the COVID-19 pandemic. While we instituted a global work-from-home policy towards the end of the first quarter of 2020, we did not incur significant disruptions during the three and six months ended June 30, 2020. We are continuing to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. Although we are unable to predict the impact of the COVID-19 pandemic on our business, results of operations, liquidity or capital resources at this time, we expect we may be negatively affected if the pandemic and related public health measures result in substantial manufacturing or supply chain problems, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, delays in payment, restrictions on the shipment of our products, or other ramifications from the COVID-19 pandemic. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
On April 23, 2020, the Board of Directors of the Company approved a restructuring plan to streamline the Company’s operations to more closely align expenses to the Company’s projected revenue, position the Company for improved operating performance and allow the Company to increase investment in the growth areas of the business. The restructuring plan resulted in the reduction of 6% of the Company’s workforce as well as the exiting and downsizing of certain real estate facilities and the impairment of certain assets and consisted of severance, other one-time termination benefits and other restructuring related costs. These charges are primarily cash-based and have been recognized in the second quarter of 2020. The Company expects the restructuring will reduce total non-GAAP operating expenses by at least $25 million in 2020 compared to 2019. The actions associated with the restructuring plan were completed by the end of the second quarter of 2020.

Our Business Model
We generate revenue from sales of our network, email endpoint and cloud security solutions, our security validation platform, our threat intelligence, our managed detection and response services, our Helix security operations platform, and our Mandiant professional services. We disaggregate our revenue into two main categories: (i) product, subscription, and support and (ii) professional services. For the three months ended June 30, 2020 and 2019, product, subscription and support revenue as a percentage of total revenue was 77% and 80% respectively. For the six months ended June 30, 2020 and 2019, product, subscription and support revenue as a percentage of total revenue was 77% and 80%, respectively. Revenue from professional services was 23% and 20% for the three months ended June 30, 2020 and 2019 respectively. Revenue from professional services was 23% and 20% for the six months ended June 30, 2020 and 2019, respectively.

Product, subscription and support
Within the product, subscription and support category, we provide supplemental data to distinguish between sales of our product solutions that are deployed on-premise (or in hybrid on-premise/private cloud configurations), and sales of our platform, cloud-based subscriptions and managed detection and response services. Security product solutions deployed on-premise (or in hybrid on-premise/private cloud configurations) are included in the product and related subscription and support sub-category. Our security validation platform, Helix security platform, cloud-based security solutions, detection-on-demand, threat intelligence subscriptions and managed detection and response services are included in the platform, cloud subscription and managed services sub-category. For the three months ended June 30, 2020 and 2019, product and related subscription and support revenue as a percentage of total revenue was 45% and 54% respectively. For the six months ended June 30, 2020 and 2019, product and related subscription and support revenue as a percentage of total revenue was 46% and 55%, respectively. Revenue from platform, cloud subscription and managed services was 32% and 26% for the three months ended June 30, 2020 and 2019 respectively. Revenue from platform, cloud subscription and managed services was 31% and 25% for the six months ended June 30, 2020 and 2019, respectively.
Sales of our network, email, and endpoint security solutions, platform, cloud subscriptions and managed detection and response services, initially increase our deferred revenue. Deferred revenue from our product, subscription and support sales totaled $807.8 million and $878.2 million, as of June 30, 2020 and December 31, 2019, respectively. The decrease in deferred revenue from our product, subscription and support sales was due primarily to a decrease in sales of our appliance hardware and attached DTI cloud and support subscriptions compared to December 31, 2019.
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
Professional services
In addition to our product, subscription and support solutions, we offer professional services, including incident response and other strategic security consulting services, to our customers who have experienced a cyber security breach or desire assistance assessing and increasing the resilience of their IT environments to cyber attack. The majority our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from professional services is recognized as services are delivered. Revenue from our Expertise-on-Demand subscription and some pre-paid professional services is deferred, and revenue is recognized when services are delivered. Deferred revenue from professional services as of June 30, 2020 and December 31, 2019 was $85.1 million and $96.4 million, respectively.

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

	Three Months Ended or as of		Six Months Ended or as of
	June 30,		June 30,
	2020	2019	2020	2019
Product, subscription and support revenue	$177,305	$174,102	$351,388	$344,005
Professional services revenue	52,595	43,506	103,234	84,147
Total revenue	$229,900	$217,608	$454,622	$428,152
Year-over-year percentage increase	6%	7%	6%	7%
Gross margin percentage	65%	64%	64%	65%
Deferred revenue, (current and non-current)	$892,846	$912,749	$892,846	$912,749
Annualized recurring revenue	$598,081	$551,859	$598,081	$551,859
Billings (non-GAAP)	$202,890	$221,417	$372,901	$403,323
Net cash provided by (used in) operating activities	$14,690	$(14,929)	$(9,766)	$9,524
Free cash flow (non-GAAP)	$8,814	$(29,666)	$(27,322)	$(18,716)
Deferred revenue. Our deferred revenue consists of amounts that we have the right to invoice but have not yet been recognized into revenue as of the end of the respective period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. The majority of our deferred revenue consists of the unamortized balance of deferred revenue from previously invoiced sales of our security appliance hardware and non-cancelable contracts for subscriptions to our network, email and endpoint security solutions, Helix and security validation platforms, threat intelligence, managed detection and response services and support and maintenance contracts. Invoiced amounts for such contracts can be for multiple years, and we classify our deferred revenue as current or non-current depending on when we expect to recognize the related revenue. If the deferred revenue is expected to be recognized within 12 months it is classified as current, otherwise, the deferred revenue is classified as non-current. A table for our deferred revenue is provided below (in thousands):

	As of June 30,
	2020	2019
Deferred revenue, current	$563,190	$545,876
Deferred revenue, non-current	329,656	366,873
Total deferred revenue	$892,846	$912,749
Annualized recurring revenue. Annualized recurring revenue ("ARR") is an operating metric and represents the annualized revenue run-rate of active term licenses, subscriptions, and support contracts at the end of a reporting period. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates, and does not include revenue from appliance hardware, perpetual software or professional services except for service level agreement payments. We consider ARR a useful measure of the value of the recurring components of our business because it reflects both our ability to attract new customers for our solutions and our success at retaining and expanding our relationships with existing customers. Further, ARR is not impacted by variations in contract length, enabling more meaningful comparison to prior periods as we align our invoicing practices to growing customer preference for annual billing on multi-year contracts. We disaggregate ARR by the same sub-categories we use for disaggregation of billings and revenue in the table below (in thousands):

	As of June 30,
	2020	2019
Product and related subscription and support	$295,850	$313,135
Platform, cloud subscription and managed services	302,231	238,724
Total annualized recurring revenue	$598,081	$551,859
Billings. Billings is a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles ("GAAP") plus the change in deferred revenue from the beginning to the end of the period, excluding deferred revenue assumed through acquisitions. We monitor billings as a supplement to revenue (the corresponding GAAP measure), because billings impact our deferred revenue, which is an important indicator of the health and visibility of trends in our business and represents a significant percentage of future revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may define billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. Additionally, the calculated billings metric represents the total contract value we have the right to invoice, which includes multi-year subscriptions to our solutions. Calculated billings is impacted by changes in average contract length, thereby reducing the usefulness of comparisons to prior periods. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$229,900	$217,608	$454,622	$428,152
Add: deferred revenue, end of period	892,846	912,749	892,846	912,749
Less: deferred revenue, beginning of period	(919,856)	(906,190)	(974,567)	(934,828)
Less: deferred revenue assumed through acquisitions	—	(2,750)	—	(2,750)
Billings (non-GAAP)	$202,890	$221,417	$372,901	$403,323
We have provided disaggregation of billings below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product and related subscription and support	$79,363	$112,693	$154,596	$213,289
Platform, cloud subscription and managed services	73,957	63,181	126,411	106,294
Professional services	49,570	45,543	91,894	83,740
Billings (non-GAAP)	$202,890	$221,417	$372,901	$403,323
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net cash provided by (used in) operating activities	$14,690	$(14,929)	$(9,766)	$9,524
Less: purchase of property and equipment and demonstration units	(5,876)	(14,737)	(17,556)	(28,240)
Free cash flow (non-GAAP)	$8,814	$(29,666)	$(27,322)	$(18,716)
Net cash provided by (used in) investing activities	$188,139	$(72,194)	$167,909	$(101,262)
Net cash provided by (used in) financing activities	$(82,349)	$12,967	$(88,400)	$13,810
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
We invest heavily in sales and marketing efforts to increase market awareness, educate prospective customers and drive adoption of our products, subscriptions, platform and services. This market education is critical to creating new IT budget dollars or allocating more of existing IT budget dollars to advanced threat protection, security validation and security operations management solutions and, in particular, our solutions and services. The degree to which prospective customers recognize the mission critical need for our solutions will drive our ability to acquire new customers and increase renewals and follow-on sales opportunities, which, in turn, will affect our future financial performance.
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
Follow-On Sales. To grow our revenue, it is important that our customers make additional purchases of our products, subscriptions and services. After the initial sale to a new customer, we focus on expanding our relationship with the customer to sell additional products, subscriptions and services. Sales to our existing customer base can take the form of incremental sales of our solutions, managed services, and professional services either to expand their deployment of our technologies, to extend their internal security resources with our managed and professional security services, or continuously measure the effectiveness of their security controls. Our opportunity to expand our customer relationships through follow-on sales will increase as we add new customers, broaden our security solutions portfolio with additional subscriptions and services and enhance the functionality of our existing solutions. Follow-on sales lead to increased revenue over the lifecycle of a customer relationship and can significantly increase the return on our sales and marketing investments. With many of our large enterprise and government customers, we have realized follow-on sales that were multiples of the value of their initial purchases.
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
Revenue from our security validation and platform solutions, subscriptions to our cloud-based security and intelligence solutions, and our managed detection and response services is recognized ratably over the contractual term, typically one to three years.

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

•
Cost of product, subscription and support revenue. Cost of product, subscription and support revenue primarily consists of costs paid to our third-party contract manufacturers for our appliances, other costs in our manufacturing operations department, personnel costs associated with maintaining our threat intelligence, managed detection and response services, and global customer support operations, and hosting costs paid to third party cloud platform providers. Personnel costs associated with our manufacturing operations department, our threat intelligence, our managed detection and response services and our global customer support organization consist of salaries, benefits, bonuses and stock-based compensation. Overhead costs consist of certain facilities, depreciation and information technology costs. Our cost of product, subscription and support revenue also includes product testing costs, shipping costs and allocated overhead costs. If revenue from sales of product, subscriptions and support declines, the cost of product, subscription and support revenue may increase as a percentage of product, subscription and support revenue due to the fixed nature of a portion of these costs. Additionally, our appliance related cost of goods sold is capitalized and amortized on a systematic basis that is consistent with the pattern of transfer to which the asset relates.

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

•
Research and development. Research and development expense consists primarily of personnel costs and allocated overhead. Research and development expense also includes prototype related expenses. We expect research and development expense to stay relatively flat in terms of absolute dollars and remain relatively flat or decrease slightly as a percentage of total revenue.

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
Sales and marketing expense also includes costs for market development programs, promotional and other marketing activities, travel, depreciation of proof-of-concept evaluation units and outside consulting costs. These costs are recognized as incurred. We expect sales and marketing expense to stay relatively flat in absolute dollars and remain relatively flat or decrease slightly as a percentage of total revenue.

•
General and administrative. General and administrative expense consists of personnel costs, professional service costs and allocated overhead. General and administrative personnel include our executive, finance, human resources, facilities and legal organizations. Professional service costs consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to stay relatively flat in terms of absolute dollars and remain relatively flat or decrease slightly as a percentage of total revenue.

•
Restructuring charges. In April 2020, we implemented a restructuring plan designed to align our resources with the strategic initiatives of the business. This restructuring plan resulted in a reduction of 6% our total workforce as well as the exiting and downsizing of certain real estate facilities and the impairment of certain assets. The expenses incurred primarily consisted of employee severance charges and other termination benefits, as well as real estate and related fixed asset charges for the consolidation of certain leased facilities.

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
Interest Expense
Interest expense consists primarily of interest at the stated rate (coupon) and amortization of discounts and issuance costs relating to our convertible notes. We expect interest expense to decrease slightly as a result of the repurchase of Series A Notes in June of 2020.
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

	Three Months Ended June 30,
	2020		2019
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars in thousands)
Revenue:
Product, subscription and support	$177,305	77%	$174,102	80%
Professional services	52,595	23	43,506	20
Total revenue	229,900	100	217,608	100
Cost of revenue:
Product, subscription and support	54,026	23	53,198	24
Professional services	26,967	12	24,195	11
Total cost of revenue	80,993	35	77,393	36
Total gross profit	148,907	65	140,215	64
Operating expenses:
Research and development	60,596	26	67,538	31
Sales and marketing	90,042	39	101,494	47
General and administrative	25,281	11	27,926	13
Restructuring charges	12,558	5	—	—
Total operating expenses	188,477	82	196,958	91
Operating loss	(39,570)	(17)	(56,743)	(26)
Interest income	2,863	1	6,137	3
Interest expense	(15,356)	(7)	(15,407)	(7)
Other expense, net	(119)	—	(770)	—
Loss before income taxes	(52,182)	(23)	(66,783)	(31)
Provision for income taxes	1,094	—	540	—
Net loss	$(53,276)	(23)%	$(67,323)	(31)%

	Six Months Ended June 30,
	2020		2019
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars in thousands)
Revenue:
Product, subscription and support	$351,388	77%	$344,005	80%
Professional services	103,234	23	84,147	20
Total revenue	454,622	100	428,152	100
Cost of revenue:
Product, subscription and support	107,162	24	101,666	24
Professional services	55,417	12	47,295	11
Total cost of revenue	162,579	36	148,961	35
Total gross profit	292,043	64	279,191	65
Operating expenses:
Research and development	128,099	28	134,933	32
Sales and marketing	190,242	42	205,390	48
General and administrative	52,710	12	55,302	13
Restructuring charges	23,532	5	3,799	—
Total operating expenses	394,583	87	399,424	93
Operating loss	(102,540)	(23)	(120,233)	(28)
Interest income	7,287	2	11,985	3
Interest expense	(31,202)	(7)	(30,670)	(7)
Other expense, net	(1,108)	—	(1,058)	—
Loss before income taxes	(127,563)	(28)	(139,976)	(33)
Provision for income taxes	2,019	—	2,722	1
Net loss	$(129,582)	(29)%	$(142,698)	(33)%

Comparison of the Three Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,
	2020		2019		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product, subscription and support	$177,305	77%	$174,102	80%	$3,203	2%
Professional services	52,595	23	43,506	20	9,089	21
Total revenue	$229,900	100%	$217,608	100%	$12,292	6%

Product, subscription and support by type:
Product and related subscription and support	$103,804	45%	$117,490	54%	$(13,686)	(12)%
Platform, cloud subscription and managed services	73,501	32	56,612	26	16,889	30
Total product, subscription and support	$177,305	77%	$174,102	80%	$3,203	2%

Revenue by geographic region:
U.S.	$145,225	63%	$134,968	62%	$10,257	8%
EMEA	38,180	17	39,788	18	(1,608)	(4)
APAC	32,950	14	31,790	15	1,160	4
Other	13,545	6	11,062	5	2,483	22
Total revenue	$229,900	100%	$217,608	100%	$12,292	6%
Product, subscription and support revenue increased by $3.2 million, or 2%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was comprised of an increase in platform, cloud subscription and managed services revenue of $16.9 million, which was offset by a decrease in product and related subscription and support revenue of $13.7 million. The increase in platform, cloud subscription and managed services reflected increased recognition of deferred revenue associated with sales of our threat intelligence subscriptions, our cloud-based email and endpoint security, our validation platform solutions, our Helix platform, and our Managed Defense managed security service. The decrease in product and related subscription and support revenue was primarily due to a decrease in the Product and related subscription and support deferred revenue, from which revenue is recognized. The decrease in deferred revenue reflected a decrease in sales of our on-premise solutions as customers migrate to cloud-based solutions.
Professional services revenue increased by $9.1 million, or 21%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily driven by an increase in number of engagements enabled by an increase in engagements and professional services personnel as compared to the same period in 2019.
Our international revenue increased $2.0 million, or 2%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase reflects growth in sales from certain international regions compared to prior periods as a result of an increase in revenue recognized from a build-up of deferred revenue from prior periods.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2020		2019		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product, subscription and support	$54,026		$53,198		$828	2%
Professional services	26,967		24,195		2,772	11
Total cost of revenue	$80,993		$77,393		$3,600	5%
Gross margin:
Product, subscription and support		70%		69%
Professional services		49%		44%
Total gross margin		65%		64%
The cost of product, subscription and support revenue increased by $0.8 million, or 2%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in cost of product, subscription and support revenue was primarily the result of higher revenue, and increased third-party cloud hosting costs associated with our accelerated migration to a cloud-based solution. This was partially offset by a decrease in cost of product and related subscription and support revenue as we continue to transition from on-premise products to cloud-based solutions and a decrease of $0.6 million in travel and entertainment costs which we attribute to the COVID-19 pandemic.
The cost of professional services revenue increased by $2.8 million, or 11%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in cost of professional services revenue was primarily due to a $4.4 million increase in personnel costs due to increased headcount assigned to projects, and a $0.8 million increase in stock-based compensation partially offset by $2.4 million decrease in travel and entertainment costs which we attribute to the COVID-19 pandemic.
Gross margin percentage increased by 1% during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in gross margin percentage was primarily due to an increase in gross margin percentage from professional services and a decrease of $3.0 million in travel and entertainment costs attributed to the COVID-19 pandemic. This was partially offset by an increase in third-party hosting fees in our cost of product, subscription and support revenues as we have transitioned some of our cloud-based solutions from production data centers to third-party cloud hosting. We expect to continue this transition throughout the remainder of 2020 and potentially beyond.
Operating Expenses

	Three Months Ended June 30,
	2020		2019		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$60,596	26%	$67,538	31%	$(6,942)	(10)%
Sales and marketing	90,042	39	101,494	47	(11,452)	(11)
General and administrative	25,281	11	27,926	13	(2,645)	(9)
Restructuring charges	12,558	5	—	—	12,558
Total operating expenses	$188,477	82%	$196,958	91%	$(8,481)	(4)%
Includes stock-based compensation expense of:
Research and development	$9,861		$11,889
Sales and marketing	11,410		13,227
General and administrative	6,981		7,430
Restructuring charges	293		—
Total	$28,545		$32,546

Research and Development
Research and development expense decreased by $6.9 million, or 10%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was primarily due to a decrease of $2.1 million in payroll costs driven by lower headcount as a result of the restructuring plan implemented in the second quarter of 2020, a decrease of $2 million in stock-based compensation expense, a decrease of $0.9 million in travel and entertainment expense which we attribute to the COVID-19 pandemic, a decrease of $0.9 million in consulting, employee acquisition costs and professional services costs, a decrease of $0.3 million in telecommunication and software related costs and a decrease of approximately $0.8 million in other operating expenses.
Sales and Marketing
Sales and marketing expense decreased by $11.5 million, or 11%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was primarily due to a decrease of $5.0 million in payroll related costs driven by lower headcount as a result of restructuring plan implemented in the second quarter of 2020, a decrease of $4.4 million in travel and entertainment expense which we attribute to the COVID-19 pandemic, and a decrease of $2.0 million in marketing program costs. These decreases were offset by an increase of $1.4 million in commissions expense.
General and Administrative
General and administrative expense decreased by $2.6 million, or 9%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was primarily due to a decrease of $0.7 million in legal costs attributed primarily to the integration of the Verodin acquisition in 2019, a decrease of $0.6 million in travel and entertainment expense which we attribute to the COVID-19 pandemic, a decrease of $0.5 million in payroll related costs driven by lower headcount as a result of restructuring plan implemented in the second quarter of 2020, a decrease of $0.4 million in stock-based compensation expense and a decrease of approximately $0.4 million in other operating expenses.
Restructuring Charges
During the three months ended June 30, 2020, we incurred restructuring charges of approximately $12.6 million, which primarily related to employee severance charges and other termination benefits as well as certain facilities exit costs under our April 2020 restructuring plan.
Interest Income

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Interest income	$2,863	$6,137	$(3,274)	(53)%
Interest income decreased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due primarily to a lower rate of return on balances in our cash and cash equivalents and investments.
Interest Expense

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Interest expense	$(15,356)	$(15,407)	$51	—%
Interest expense decreased slightly for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Interest expense pertains primarily to the amortization of discount and issuance costs related to our convertible notes.
Other Expense, Net

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Other expense, net	$(119)	$(770)	$651	(85)%

Other expense, net, decreased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to lower foreign currency transaction losses, as well as the recognition of loss on investment in a privately held company in three months ended June 30, 2019.
Provision for Income Taxes

	Three Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Provision for income taxes	$1,094	$540
Effective tax rate	(2.1)%	(0.8)%
The provision for income taxes increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in the provision for income taxes was primarily due to tax benefit from the Verodin acquisition included in the three months ended June 30, 2019 but was not in the three months ended June 30, 2020.
Comparison of the Six Months Ended June 30, 2020 and 2019
Revenue

	Six Months Ended June 30, 2020
	2020		2019		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product, subscription and support	$351,388	77%	$344,005	80%	$7,383	2%
Professional services	103,234	23	84,147	20	19,087	23
Total revenue	$454,622	100%	$428,152	100%	$26,470	6%

Product, subscription and support by type:
Product and related subscription and support	$209,492	46%	$235,938	55%	$(26,446)	(11)%
Platform, cloud subscription and managed services	141,896	31	108,067	25	33,829	31
Total product, subscription and support	$351,388	77%	$344,005	80%	$7,383	2%

Revenue by geographic region:
United States	$285,799	62%	$266,266	62%	$19,533	7%
EMEA	76,242	17	75,722	18	520	1
APAC	66,523	15	63,361	15	3,162	5
Other	26,058	6	22,803	5	3,255	14
Total revenue	$454,622	100%	$428,152	100%	$26,470	6%
Product, subscription and support revenue increased by $7.4 million, or 2%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in product, subscription and support revenue consisted of an increase of $33.8 million in platform, cloud subscription and managed services revenue, offset by a decrease of $26.4 million in product and related subscription and support revenue. The increase in platform, cloud subscriptions and managed services was primarily due to an increase in revenue recognized from deferred revenue related to growth of sales of our threat intelligence, our validation platform, our cloud-based email and endpoint security solutions, our Helix platform, and our Managed Defense managed security service. The decrease in product and related subscription and support revenue was primarily due to a decrease deferred revenue for product and related subscription and support, from which revenue is recognized. The decrease in deferred revenue reflected a decrease in sales of our on-premise solutions as customers migrate to cloud-based solutions.
Professional services revenue increased by $19.1 million, or 23%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily due to revenues from incident response services and other strategic consulting services and an increase in billable hours due to more engagements and professional services personnel as compared to the same period in 2019.

Our international revenue increased $6.9 million, or 4%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, driven by increases in international professional services revenue and the related product and subscription pull through from those service engagements.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2020		2019		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product, subscription and support	$107,162		$101,666		$5,496	5%
Professional services	55,417		47,295		8,122	17
Total cost of revenue	$162,579		$148,961		$13,618	9%
Gross margin:
Product, subscription and support		70%		70%
Professional services		46%		44%
Total gross margin		64%		65%
The cost of product, subscription and support revenue increased by $5.5 million, or 5%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in cost of revenues was primarily due to an increase of approximately $8.2 million in third-party hosting costs associated with higher sales of our cloud-based products, and an increase of $6.0 million in personnel related costs. The increase was offset in part by a decrease of $2.2 million in intangibles amortization, $2.1 million in depreciation, $1.2 million in direct hardware costs, $0.6 million in travel and entertainment costs as well as various immaterial decreases in expense including volume driven costs and telecommunication costs totaling $0.9 million as compared to the same period in 2019.
The cost of professional services revenue increased $8.1 million, or 17%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in cost of professional services revenue was primarily due to an increase of $9.0 million in personnel related expenses due to an increase in headcount as compared to the same period in 2019, and an increase of $1.0 million in stock based compensation offset by a decrease of $2.4 million in travel and entertainment costs which we attribute to the COVID-19 pandemic.
Gross profit margin decreased 1% as a percentage of revenue during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Product, subscription and support gross profit margin remained flat compared to the same period in 2019. Professional services gross margin increased 2% primarily due to an increase in billable hours as compared to the same period in 2019 and a decrease in travel and entertainment costs attributed to the COVID-19 pandemic.
Operating Expenses

	Six Months Ended June 30,
	2020		2019		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$128,099	28%	$134,933	32%	$(6,834)	(5)%
Sales and marketing	190,242	42	205,390	48	(15,148)	(7)
General and administrative	52,710	12	55,302	13	(2,592)	(5)
Restructuring charges	23,532	5	3,799	—	19,733	519
Total operating expenses	$394,583	87%	$399,424	93%	$(4,841)	(1)%
Includes stock-based compensation expense of:
Research and development	$21,406		$24,313
Sales and marketing	22,896		25,767
General and administrative	12,486		15,133
Restructuring charges	293
Total	$57,081		$65,213

Research and Development
Research and development expense decreased $6.8 million, or 5%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was due primarily to a $2.9 million decrease in stock based compensation, a $1.2 million decrease in travel and entertainment costs which we attribute to the COVID-19 pandemic, a $1.1 million decrease in payroll related costs driven by lower headcount as a result of the restructuring plans implemented in the first and second quarters of 2020, a $0.6 million decrease in consulting and employee acquisition related costs, a $0.5 million decrease in telecommunication and software costs and a decrease of approximately $0.5 million in other operating costs.
Sales and Marketing
Sales and marketing expense decreased $15.1 million, or 7%, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease was primarily due to an $8.9 million decrease in payroll related costs driven by lower headcount as a result of the restructuring plans implemented in the first and second quarters of 2020, a decrease of $8.4 million in travel and entertainment costs which we attribute to the COVID-19 pandemic and a decrease of $2.8 million in costs of marketing programs. These decreases were primarily offset by an increase of $4.1 million in commissions, an increase of $0.6 million in amortization of intangibles, an increase of $0.4 million in third party hosting and other software costs, an increase of $0.2 million in professional services costs and a decrease of $0.8 million in other operating expenses as compared to the same period in 2018.
General and Administrative
General and administrative expense decreased by $2.6 million, or 5%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was primarily due to a decrease of $2.6 million in stock bases compensation, a decrease of $0.6 million in travel and entertainment costs which we attribute to the COVID-19 pandemic, a decrease of $0.6 million in legal costs attributed primarily to the integration of the Verodin acquisition in 2019, a decrease of $0.2 million in marketing programs related costs. These decreases were primarily offset by a $0.7 million increase in consulting and professional services costs and an increase of $1 million in other operating expenses which includes $0.7 million related to bad debt expense attributed to COVID-19.
Restructuring Charges
During the six months ended June 30, 2020, we incurred restructuring charges of approximately $23.5 million, which primarily related to employee severance charges and other termination benefits as well as certain facilities exit costs under our January 2020 and April 2020 restructuring plans. We incurred no restructuring charges during the six months ended June 30, 2019.
Interest Income

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Interest income	$7,287	$11,985	$(4,698)	(39)%
Interest income decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due to a lower rate of return on balances in our cash and cash equivalents and investments.
Interest Expense

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Interest expense	$(31,202)	$(30,670)	$(532)	2%
Interest expense increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Interest expense pertains primarily to cash interest expense and the amortization of discount and issuance costs related to our convertible notes.
Other Expense, Net

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Other expense, net	$(1,108)	$(1,058)	$(50)	5%
Other expense, net, for the six months ended June 30, 2020 decreased slightly primarily due to foreign currency transaction losses as well as recognition of a loss on investment in a privately held company compared to the six months ended June 30, 2019.

Provision for Income Taxes

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Provision for income taxes	$2,019	$2,722
Effective tax rate	(1.6)%	(1.9)%
The provision for income taxes decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in the provision for income taxes for the six months ended June 30, 2020 was primarily due to lower foreign taxes as compared to the six months ended June 30, 2019.

Liquidity and Capital Resources

	As of June 30, 2020	As of December 31, 2019
	(In thousands)
Cash and cash equivalents	$404,346	$334,603
Short-term investments	$509,858	$704,955

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash provided by (used in) operating activities	$(9,766)	$9,524
Cash provided by (used in) investing activities	167,909	(101,262)
Cash provided by (used in) financing activities	(88,400)	13,810
Net increase (decrease) in cash and cash equivalents	$69,743	$(77,928)

As of June 30, 2020, our cash and cash equivalents of $404.3 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $70.3 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2020 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
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
Our principal sources of liquidity are existing cash and cash equivalents and short-term investments and any cash inflow from operations, which we believe will be sufficient to meet our anticipated cash needs for at least the next 12 months. While we have experienced delays in collections which we attribute to the COVID-19 pandemic, we believe we will be able to manage liquidity to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the efficiency of our marketing and sales activities, the introduction of new and enhanced product and service offerings, the cost of any future acquisitions of technology or businesses, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
During the six months ended June 30, 2020, our operating activities used cash of $9.8 million. We incurred a net loss of $129.6 million, which included net non-cash expenses of $152.1 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible notes. Our net change in operating assets and liabilities used cash of $32.3 million, primarily related to cash sourced from a reduction in accounts receivable of $50.3 million due to increased collections, a decrease in prepaid expenses and other current assets of $13.1 million primarily due to receipt of other receivables, increase in accrued compensation of $11.9 million offset by a decrease in deferred revenue of $81.7 million, decrease in accounts payable of $13.0 million, a decrease in other long-term liabilities of $6.9 million and a decrease in accrued liabilities of $6.1 million.
During the six months ended June 30, 2019, our operating activities provided cash of $9.5 million. We incurred a net loss of $142.7 million, which included net non-cash expenses of $152.9 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible notes. Our net change in operating assets and liabilities used cash of $0.7 million, primarily related to cash sourced from a reduction in accounts receivable of $32.9 million due to increased collections, a decrease in prepaid expenses and other current assets of $4.0 million primarily due to amortization of commissions and receipt of other receivables and an increase in accounts payable of $4.4 million, which was partially offset by reductions in deferred revenue of $24.8 million and a decrease in accrued compensation of $8.7 million due to decrease in commission expense.
Investing Activities
Cash provided by investing activities during the six months ended June 30, 2020 was $167.9 million. This was primarily due to $171.1 million provided by net maturities of short-term investments, $28.2 million provided by sale of short term investments, offset by $12.6 million used to acquire Cloudvisory, net of cash acquired, and $17.6 million used for capital expenditures to purchase property and equipment and demonstration units, and $1.0 million used for the purchase of an investment in a privately held company.
Cash used in investing activities during the six months ended June 30, 2019 was $101.3 million. This was primarily due to $127.2 million used to acquire Verodin, net of cash acquired, and $28.2 million used for capital expenditures to purchase property and equipment and demonstration units, partially offset by $53.8 million provided by net maturities of short-term investments.
Financing Activities
During the six months ended June 30, 2020, financing activities used $88.4 million in cash, primarily for payment of $96.4 million related to the repurchase of Series A Notes, payment related to shares withheld for taxes of $8.0 million offset by $12.3 million received from employee purchases of shares under our 2013 Employee Stock Purchase Plan ("ESPP") and $3.7 million received from exercises of employee stock options.
During the six months ended June 30, 2019, financing activities provided $13.8 million in cash, primarily from employee purchases of shares under the ESPP and exercises of employee stock options.
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
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three and six months ended June 30, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at June 30, 2020 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $914.2 million and $1,039.6 million as of June 30, 2020 and December 31, 2019, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions, the U.S. Treasury and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to our investment policies which limit the duration of our short-term investments. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as the Series A Notes, Series B Notes and 2024 Notes have fixed interest rates of 1.000%, 1.625% and 0.875%, respectively. The fair value of the Convertible Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of June 30, 2020, the fair value of our convertible notes was approximately $1.0 billion.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the "Litigation" subheading in Note 10 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Part I, Item I of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. Please see page 28 of this Quarterly Report on Form 10-Q for a discussion of forward-looking statements that are qualified by these risk factors. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.
Risks Related to Our Business and Our Industry
If the IT security market does not continue to adopt our security solutions, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations and financial condition would be harmed.
Our future success depends on market adoption of our unique approach to IT security, which combines our technology, threat intelligence and security expertise in solutions that detect and prevent threats, measure security effectiveness, investigate and respond to breaches and enable customers to adapt to changes in the threat environment. We are seeking to disrupt the IT security market with our security solutions. Our solutions interoperate with, but do not replace, other IT security products. Enterprises and governments that use other security products, including signature-based and advanced products, for their IT security may be hesitant to purchase our security solutions if they believe their existing products provide a level of IT security that is sufficient to meet their needs. Currently, many enterprises and governments have not allocated a fixed portion of their budgets to separate advanced security products, standalone threat intelligence or solutions that evaluate security effectiveness. As a result, to expand our customer base, we need to convince potential customers to allocate a portion of their discretionary budgets to purchase our technology, threat intelligence and expertise. However, even if we are successful in doing so, any future deterioration in general economic conditions, including as a result of the COVID-19 pandemic, may cause our customers to cut their overall IT spending, and such cuts may fall disproportionately on solutions like ours. If we do not succeed in convincing customers that our solutions should be an integral part of their overall approach to IT security and that a fixed portion of their annual IT budgets should be allocated to our solutions, our sales will not grow as quickly as anticipated, or at all, which would have an adverse impact on our business, results of operations and financial condition.
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
We have incurred operating losses each year since our inception, including net losses of $53.3 million and $67.3 million during the three months ended June 30, 2020 and 2019, respectively. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.

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
The global COVID-19 pandemic could harm our business and results of operations.
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
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions) and add to the risks to our internal networks, cloud deployed enterprise and customer facing environments and the information they store and process. We and/or our third-party service providers may face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, including social engineering and employee and contractor error or malfeasance, and, as a result, an unauthorized party may obtain access to our systems, networks, or data. We may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential breaches of security. Furthermore, as a well-known provider of security solutions, we may be a more attractive target for such attacks. The COVID-19 pandemic also is increasing the attack surface available to criminals, as more companies and individuals work online, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, are increasing. We cannot provide assurances that our preventative efforts will be successful. A breach in our data security or an attack against our service availability, or that of our third-party service providers, could impact our networks or networks secured by our products and subscriptions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks or those of our third-party service providers could be accessed, publicly disclosed, altered, lost, or stolen, which could result in a loss of intellectual property or loss of data and subject us to liability and cause us financial harm.
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
On April 23, 2020, our board of directors approved a restructuring plan to streamline the Company’s operations to more closely align expenses to the Company’s projected revenue, position the Company for improved operating performance and allow the Company to increase investment in the growth areas of the business. The restructuring plan resulted in the reduction of 6% of the Company’s workforce as well as the exiting and downsizing of certain real estate facilities and the impairment of certain assets and consisted of severance, other one-time termination benefits and other restructuring related costs. These charges are primarily cash-based and have been recognized in the second quarter of 2020. The Company expects the restructuring will reduce total non-GAAP operating expenses by at least $25 million in 2020 compared to 2019. The actions associated with the restructuring plan were completed by the end of the second quarter of 2020. However, there may be adverse consequences related to such actions which include various charges for severance and severance-related costs and the loss of propriety information and in-house knowledge in connection with the planned reduction in our workforce. This type of restructuring activity may result in business disruptions and may not produce the full efficiency and cost reduction benefits anticipated. Further, the benefits may be realized later than expected and the cost of implementing these measures may be greater than anticipated. If these measures are not successful, we may need to undertake additional cost reduction efforts, which could result in future charges. Moreover, the restructuring plan may cause business disruptions with customers and elsewhere if our cost reduction efforts prove ineffective, and our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including the related charges and the impact of the related workforce reduction, could have a material adverse effect on our business, operating results and financial condition.

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
During the past six months, our President retired, we appointed a new Chief Operating Officer, and we made other organizational changes. Leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. Our success depends in part on having a successful leadership team. If we cannot effectively manage the leadership transitions and management changes, it could make it more difficult to successfully operate our business and pursue our business goals.
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
For example, the EU General Data Protection Regulation ("GDPR"), which became fully effective on May 25, 2018, imposes more stringent data protection requirements than previously effective EU data protection law and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR requires, among other things, that personal data only be transferred outside of the EU to certain jurisdictions, including the United States, if steps are taken to legitimize those data transfers. We historically have relied on the EU-U.S. and Swiss-U.S. Privacy Shield programs, and the use of model contractual clauses approved by the EU Commission, to legitimize these transfers. Both the EU-U.S. Privacy Shield and these model contractual clauses have been subject to legal challenge, however, and on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the U.S.-EU Privacy Shield framework that had been in place since 2016, which allowed companies like us to meet certain European legal requirements for the transfer of personal data from the European Economic Area (“EEA”) to the United States, and imposed additional obligations on companies when relying on the model clauses approved by the EU Commission. This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and even require ad hoc verification of measures taken with respect to data flows. The invalidation of the U.S.-EU Privacy Shield framework will require us to take additional steps to legitimize any personal data transfers that are impacted by this decision. This could result in increased costs of compliance and limitations on our customers and us. More generally, we find it necessary or desirable to modify our data handling practices, and this CJEU decision or other legal challenges relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results.
Further, in June 2016, the United Kingdom ("the U.K.") voted to leave the EU, commonly referred to as “Brexit,” which resulted in the U.K. exiting the EU on January 31, 2020, subject to a transition period ending December 31, 2020. “Brexit” could lead to further legislative and regulatory changes. The United Kingdom Data Protection Act that substantially implements the GDPR became law in May 2018 and was subject to statutory amendments in 2019 that further align it with the GDPR. The development of the U.K. data protection laws or regulations and regulation of data transfers to and from the U.K. in the medium to longer term, however, remain unclear.
California enacted legislation in 2018, the California Consumer Privacy Act (“CCPA”), that became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA is the subject of proposed regulations of the California Attorney General that have yet to be finalized. Aspects of the CCPA and its interpretation remain unclear at this time. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses.
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
We are subject to U.S. federal, state, local and sales taxes in the United States and foreign income taxes, withholding taxes and transaction taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus and impacts of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), as modified by the CARES Act, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period for which a determination is made.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code and adversely affect our ability to utilize our NOLs in the future. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For example, the Tax Act, as modified by the CARES Act, changed certain limitations on our ability to use our federal NOLs, and California recently enacted legislation limiting our ability to use our state NOLs for taxable years 2020, 2021, and 2022. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.
Risks Related to Our Convertible Senior Notes
We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future growth, business needs and development plans.
We have substantial existing indebtedness. In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the "Series A Notes") and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the "Series B Notes" and, together with the Series A Notes, the "2035 Notes"). During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (the "2024 Notes" and, together with the 2035 Notes, the "convertible notes") and repurchased approximately $340.2 million aggregate principal amount of the Series A Notes. During the three months ended June 30, 2020, we repurchased approximately $96.4 million aggregate principal amount of the Series A Notes. As a result, as of June 30, 2020, we had approximately $1.1 billion aggregate principal amount of convertible notes outstanding.
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

Holders of the Series A Notes have the right to require us to repurchase their notes on each of June 1, 2025 and June 1, 2030, and holders of the Series B Notes will have the right to require us to repurchase their notes on each of June 1, 2022, June 1, 2025 and June 1, 2030 at a repurchase price equal to 100% of the principal amount of the notes of the relevant series to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date pursuant to the applicable indenture governing such series of notes. If holders require us to repurchase their notes of an applicable series on an applicable repurchase date, our financial condition and operating results could be adversely affected.
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
Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans, the conversion of our convertible notes or otherwise. For example, in October 2017, we issued 259,425 shares of common stock in connection with our acquisition of The Email Laundry; in January 2018, we issued 1,016,334 shares of common stock in connection with our acquisition of X15; and in May 2019, we issued 8,404,609 shares of common stock in connection with our acquisition of Verodin. In addition, we issued $920.0 million aggregate principal amount of 2035 Notes, of which approximately $483.4 million aggregate principal remains outstanding, and we issued $600.0 million aggregate principal amount of the 2024 Notes during the three months ended June 30, 2018. Any future issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

FIREEYE, INC.

Dated: July 31, 2020	By:	/s/ Frank E. Verdecanna
Frank E. Verdecanna
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and duly authorized signatory)