Form 10-Q
period 2020-09-30
FireEye, Inc.
filed 2020-10-30
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares of the registrant's common stock outstanding as of October 27, 2020 was 227,741,472.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$314,250	$334,603
Short-term investments	627,892	704,955
Accounts receivable, net of allowance for doubtful accounts of $2,836 and $2,263 at September 30, 2020 and December 31, 2019, respectively	133,897	171,459
Inventories	5,371	5,892
Prepaid expenses and other current assets	97,207	96,827
Total current assets	1,178,617	1,313,736
Property and equipment, net	83,997	93,812
Operating lease right-of-use assets, net	51,604	58,758
Goodwill	1,213,454	1,205,292
Intangible assets, net	105,856	134,420
Deposits and other long-term assets	70,994	84,468
TOTAL ASSETS	$2,704,522	$2,890,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,095	$26,271
Operating lease liabilities, current	18,109	18,437
Accrued and other current liabilities	21,333	24,496
Accrued compensation	86,276	59,513
Convertible senior notes, current, net	—	117,288
Deferred revenue, current	567,201	603,944
Total current liabilities	699,014	849,949
Convertible senior notes, non-current, net	949,648	893,273
Deferred revenue, non-current	326,414	370,623
Operating lease liabilities, non-current	61,882	70,481
Other long-term liabilities	4,404	4,494
Total liabilities	2,041,362	2,188,820
Commitments and contingencies (NOTE 10)
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 227,707 shares and 219,422 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	23	22
Additional paid-in capital	3,513,618	3,457,359
Treasury stock, at cost; 1,778 shares and 3,333 shares as of September 30, 2020 and December 31, 2019, respectively	(80,000)	(150,000)
Accumulated other comprehensive income	5,114	1,180
Accumulated deficit	(2,775,595)	(2,606,895)
Total stockholders’ equity	663,160	701,666
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,704,522	$2,890,486

See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product, subscription and support	$183,836	$179,823	$535,224	$523,828
Professional services	54,624	46,091	157,858	130,238
Total revenue	238,460	225,914	693,082	654,066
Cost of revenue:
Product, subscription and support	54,933	54,272	162,095	155,938
Professional services	29,473	24,948	84,889	72,243
Total cost of revenue	84,406	79,220	246,984	228,181
Total gross profit	154,054	146,694	446,098	425,885
Operating expenses:
Research and development	61,662	68,857	189,762	203,790
Sales and marketing	93,961	98,355	284,202	303,745
General and administrative	23,096	27,717	75,806	83,019
Restructuring charges	1,488	6,481	25,020	10,280
Total operating expenses	180,207	201,410	574,790	600,834
Operating loss	(26,153)	(54,716)	(128,692)	(174,949)
Interest income	2,164	5,275	9,450	17,260
Interest expense	(14,353)	(15,554)	(45,555)	(46,224)
Other income (expense), net	157	40	(951)	(1,018)
Loss before income taxes	(38,185)	(64,955)	(165,748)	(204,931)
Provision for income taxes	933	540	2,952	3,262
Net loss	$(39,118)	$(65,495)	$(168,700)	$(208,193)
Net loss per share, basic and diluted	$(0.17)	$(0.31)	$(0.76)	$(1.02)
Weighted average shares used in computing net loss per share, basic and diluted	224,807	212,207	221,329	204,855

See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(39,118)	$(65,495)	$(168,700)	$(208,193)
Change in net unrealized gain (loss) on available-for-sale investments	(1,197)	107	3,934	3,376
Comprehensive loss	$(40,315)	$(65,388)	$(164,766)	$(204,817)

See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total stockholders' equity, beginning balances	$660,359	$728,770	$701,666	$650,394

Common stock and additional paid-in-capital:
Balance, beginning of period	3,470,524	3,369,984	3,457,381	3,152,179
Issuance of common stock for equity awards, net of tax withholdings	2,539	1,665	6,270	3,159
Shares withheld for taxes	(762)	—	(8,802)	—
Issuance of common stock related to employee stock purchase plan	—	—	12,300	12,315
Shares retired	—	—	(70,000)	—
Issuance of common stock and assumption of options related to Verodin, Inc. acquisition	—	—		121,158
Stock-based compensation	41,340	37,863	116,492	120,701
Balance, end of period	3,513,641	3,409,512	3,513,641	3,409,512

Treasury stock:
Balance, beginning of period	(80,000)	(150,000)	(150,000)	(150,000)
Shares retired	—	—	70,000	—
Balance, end of period	(80,000)	(150,000)	(80,000)	(150,000)

Accumulated other comprehensive income (loss):
Balance, beginning of period	6,311	970	1,180	(2,299)
Unrealized gain (loss) investments	(1,197)	107	3,934	3,376
Balance, end of period	5,114	1,077	5,114	1,077

Accumulated deficit:
Balance, beginning of period	(2,736,477)	(2,492,184)	(2,606,895)	(2,349,486)
Net loss	(39,118)	(65,495)	(168,700)	(208,193)
Balance, end of period	(2,775,595)	(2,557,679)	(2,775,595)	(2,557,679)

Total stockholders' equity, ending balances	$663,160	$702,910	$663,160	$702,910

See accompanying notes to condensed consolidated financial statements

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(168,700)	$(208,193)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71,238	76,238
Stock-based compensation	113,593	117,162
Non-cash interest expense related to convertible senior notes	35,480	35,768
Deferred income taxes	91	(661)
Other	6,836	463
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	36,148	5,929
Inventories	1,576	29
Prepaid expenses and other assets	13,476	4,824
Accounts payable	(17,292)	2,127
Accrued liabilities	(4,902)	1,206
Accrued compensation	26,763	2,448
Deferred revenue	(80,952)	(2,172)
Other long-term liabilities	(9,854)	(7,146)
Net cash provided by operating activities	23,501	28,022
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(22,198)	(38,615)
Purchases of short-term investments	(305,180)	(493,038)
Proceeds from maturities of short-term investments	355,820	502,100
Purchase of investment in privately held company	(1,000)	—
Proceeds from sales of short-term investments	28,208	—
Business acquisitions, net of cash acquired	(12,948)	(127,249)
Lease deposits	68	637
Net cash provided by (used in) investing activities	42,770	(156,165)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible senior notes	(96,392)	—
Payment related to shares withheld for taxes	(8,802)	—
Proceeds from employee stock purchase plan	12,300	12,315
Proceeds from exercise of equity awards	6,270	3,159
Net cash provided by (used in) financing activities	(86,624)	15,474
Net change in cash and cash equivalents	(20,353)	(112,669)
Cash and cash equivalents, beginning of period	334,603	409,829
Cash and cash equivalents, end of period	$314,250	$297,160

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,961	$3,981
Cash paid for interest	$6,962	$6,962
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with acquisitions	$—	$119,682
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$2,031	$4,438

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year. The balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements at that date but does not include all information required by U.S. GAAP for annual consolidated financial statements.

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
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three and nine months ended September 30, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06): This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently evaluating the timing, method of adoption and overall impact of this standard on its consolidated financial statements.
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

The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of September 30, 2020				As of December 31, 2019
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$29,481	$—	$—	$29,481	$24,246	$—	$—	$24,246
Total cash equivalents	29,481	—	—	29,481	24,246	—	—	24,246
Short-term investments:
Certificates of deposit	—	3,254	—	3,254	—	5,145	—	5,145
Commercial paper	—	19,982	—	19,982	—	—	—	—
Corporate notes and bonds	—	447,977	—	447,977	—	472,908	—	472,908
U.S. Treasuries	—	71,092	—	71,092	—	48,069	—	48,069
U.S. Government agencies	—	85,587	—	85,587	—	178,833	—	178,833
Total short-term investments	—	627,892	—	627,892	—	704,955	—	704,955
Total assets measured at fair value	$29,481	$627,892	$—	$657,373	$24,246	$704,955	$—	$729,201

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
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a privately held company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. In light of the COVID-19 pandemic, we performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of September 30, 2020.
The estimated fair value of the Convertible Senior Notes was determined to be $1 billion as of September 30, 2020 and $1.1 billion as of December 31, 2019. The fair value was determined based on the closing trading prices per $100 principal amount of the respective Convertible Senior Notes as of the last day of trading for the period. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

3. Investments
Our investments consisted of the following (in thousands):

	As of September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$3,169	$85	$—	$3,254
Commercial paper	19,987	—	(5)	19,982
Corporate notes and bonds	442,616	5,407	(46)	447,977
U.S. Treasuries	71,053	51	(12)	71,092
U.S. Government agencies	85,446	149	(8)	85,587
Total	$622,271	$5,692	$(71)	$627,892

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$5,118	$27	$—	$5,145
Corporate notes and bonds	471,172	1,950	(214)	472,908
U.S. Treasuries	48,086	2	(19)	48,069
U.S. Government agencies	178,891	52	(110)	178,833
Total	$703,267	$2,031	$(343)	$704,955

The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2020
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$—	$—	$—	$—	$—	$—
Commercial paper	19,982	(5)	—	—	19,982	(5)
Corporate notes and bonds	70,390	(43)	9,669	(3)	80,059	(46)
U.S. Treasuries	58,886	(12)	—	—	58,886	(12)
U.S. Government agencies	21,995	(7)	9,200	(1)	31,195	(8)
Total	$171,253	$(67)	$18,869	$(4)	$190,122	$(71)

	As of December 31, 2019
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$244	$—	$—	$—	$244	$—
Corporate notes and bonds	117,271	(205)	24,514	(9)	141,785	(214)
U.S. Treasuries	5,041	(2)	33,996	(17)	39,037	(19)
U.S. Government agencies	91,221	(103)	25,997	(7)	117,218	(110)
Total	$213,777	$(310)	$84,507	$(33)	$298,284	$(343)

Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis.
The following table summarizes the contractual maturities of our investments as of September 30, 2020 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$336,578	$338,020
Due within one to three years	285,693	289,872
Total	$622,271	$627,892

All available-for-sale securities have been classified as current, based on management's ability to use the funds in current operations.
As of September 30, 2020, we held an 11.0% ownership interest in a privately held company, which is accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the privately held company. This investment is classified within deposits and other long-term assets on our condensed consolidated balance sheets. The carrying value of this investment was $0.1 million as of September 30, 2020 and zero as of December 31, 2019.
4. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Computer equipment and software	$216,124	$203,242
Leasehold improvements	62,544	64,180
Furniture and fixtures	15,314	15,496
Machinery and equipment	465	465
Total property and equipment	294,447	283,383
Less: accumulated depreciation	(210,450)	(189,571)
Total property and equipment, net	$83,997	$93,812

Depreciation and amortization expense related to property, equipment and demonstration units during the three months ended September 30, 2020 and 2019 was $8.9 million and $9.9 million, respectively. Depreciation and amortization expense related to property, equipment and demonstration units during the nine months ended September 30, 2020 and 2019 was $27.1 million and $28.5 million, respectively.
During the three months ended September 30, 2020 and 2019, we capitalized $4.6 million and $6.0 million, respectively, of software development costs primarily related to our platform and cloud subscription offerings. Amortization expense related to capitalized software development costs during the three months ended September 30, 2020 and 2019 were $4.7 million and $4.4 million, respectively.
During the nine months ended September 30, 2020 and 2019, we capitalized $15.6 million and $17.6 million, respectively, of software development costs primarily related to our platform and cloud subscription offerings. Amortization expense related to capitalized software development costs during the nine months ended September 30, 2020 and 2019 were $13.9 million and $11.9 million, respectively.
Refer to Note 6 Restructuring Charges regarding fixed assets write-offs.
5. Business Combinations
Acquisition of Cloudvisory
On January 17, 2020, we acquired Cloudvisory, a provider of cloud visibility and control solutions. As consideration for the acquisition, we paid $13.2 million in cash. In addition, we assumed $0.3 million in net tangible liabilities.
The acquisition of Cloudvisory was accounted for in accordance with the acquisition method of accounting for business combinations with FireEye as the accounting acquirer. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price of $13.2 million was allocated using the information available to us. As a result, we may continue to adjust the preliminary purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revisions of preliminary estimates. The results of operations of Cloudvisory have been included in our consolidated statements of operations from the acquisition date, though revenue and net income from Cloudvisory were not material for the three and nine months ended September 30, 2020. Transaction costs were immaterial and expensed as incurred. Pro forma financial information has not been presented for this acquisition as the impact to our consolidated financial statements was not material. Allocation of the preliminary purchase price is as follows (in thousands):

Amount
Net tangible liabilities assumed	$(288)
Intangible assets	5,650
Goodwill	7,846
Total preliminary purchase price allocation	$13,208

The preliminary purchase price exceeded the fair value of the net tangible liabilities and identifiable intangible assets acquired, resulting in the recognition of goodwill. Goodwill is primarily attributable to expected synergies in our subscription offerings and cross-selling opportunities. The goodwill generated as a result of the Cloudvisory acquisition is deductible for tax purposes.
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
The value of the trade name was estimated using the relief-from-royalty method, an income approach (Level 3), which estimates the cost savings that accrue to the owner of the intangibles asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate of 1% was applied to the projected revenues associated with the intangible asset to determine the amount of savings using a discount rate of 35% to determine the fair value.
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
Goodwill and Purchased Intangible Assets
Goodwill increased by $8.2 million for the nine months ended September 30, 2020. The increase was comprised of approximately $7.8 million due to the acquisition of Cloudvisory in January 2020 and $0.3 million due to a tax adjustment for the acquisition of Verodin in May 2019. There were no other changes to the carrying amount of goodwill.

Purchased intangible assets consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Developed technology	$153,803	$148,303
Content	158,700	158,700
Customer relationships	115,690	115,690
Contract backlog	13,200	13,200
Trade names	17,310	17,160
Non-competition agreements	1,400	1,400
Total intangible assets	460,103	454,453
Less: accumulated amortization	(354,247)	(320,033)
Total net intangible assets	$105,856	$134,420

Amortization expense of intangible assets during the three months ended September 30, 2020 and 2019 was $11.0 million and $14.3 million, respectively. Amortization expense of intangible assets during the nine months ended September 30, 2020 and 2019 was $34.2 million and $39.4 million, respectively.
The expected future annual amortization expense of intangible assets as of September 30, 2020 is presented below (in thousands):

Years Ending December 31,	Amount
2020 (remaining three months)	$10,839
2021	40,220
2022	28,942
2023	22,082
2024	3,692
2025	81
Total	$105,856

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
In August 2020, we implemented an additional restructuring plan, predominantly related to facilities and obsolete assets in order to position the Company for improved operating performance. This restructuring plan resulted in the reduction of less than 1% of the Company’s workforce.

The total restructuring charges during the nine months ended September 30, 2020 of $25.0 million includes $17.7 million of cash charges which consists of $14.1 million in provision for restructuring charges and $3.6 million in other adjustments, which was offset by a $0.5 million reduction in severance benefits that were not utilized. In addition, there are non-cash charges of $7.3 million related to fixed asset and right-of-use asset write-offs and stock-based compensation.
The following table sets forth the restructuring balance as of September 30, 2020 related to previous restructuring activities and a summary of restructuring activities during the nine months ended September 30, 2020 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2019	$164	$470	$634
Provision for restructuring charges	13,861	257	14,118
Cash payments	(16,598)	(97)	(16,695)
Other adjustments	3,153	(103)	3,050
Balance, September 30, 2020	$580	$527	$1,107

The remainder of the restructuring balance of $1.1 million at September 30, 2020 is primarily composed of $0.6 million of severance payments which we have paid, or expect to pay, during the fourth quarter of 2020, and $0.5 million of non-cancelable non-lease costs which we expect to pay over the terms of the related obligations through the first quarter of 2022.
7. Leases
We have operating leases primarily for corporate offices. Our leases have remaining lease terms of one to ten years, some of which include options to extend the leases for up to five years, and some of which include options to terminate within one year.
The components of lease expenses were as follows (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease costs	$4,363	$13,044
Short-term lease costs	352	1,401
Sublease income	(223)	(720)
Total net lease costs	$4,492	$13,725

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

As of September 30, 2020
Operating leases:
Operating lease right-of-use assets, net	$51,604

Operating lease liabilities, current	$18,109
Operating lease liabilities, non-current	61,882
Total operating lease liabilities	$79,991

Weighted average remaining lease term (in years)	6.5
Weighted average discount rate	6.8%

Supplemental cash flow and other information related to leases is as follows (in thousands):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$15,335	$11,212

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$478	$7,769

Undiscounted cash flows of operating lease liabilities are as follows (in thousands):

Years Ending December 31,	Amount
2020 (remaining three months)	$4,264
2021	18,569
2022	15,082
2023	13,125
2024	11,796
2025	11,350
2026 and thereafter	26,497
Total lease payments	100,683
Less: imputed interest	(20,692)
Total lease obligations	79,991
Less: current lease obligations	(18,109)
Long-term lease obligations	$61,882

As of September 30, 2020, we did not have any additional operating lease commitments for office leases that have not yet commenced.
8. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Product, subscription and support, current	$478,235	$508,580
Professional services, current	88,966	95,364
Total deferred revenue, current	567,201	603,944
Product, subscription and support, non-current	325,152	369,589
Professional services, non-current	1,262	1,034
Total deferred revenue, non-current	326,414	370,623
Total deferred revenue	$893,615	$974,567

Changes in the balance of deferred revenue for the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Deferred revenue, beginning of period	$892,846	$912,749	$974,567	$934,828
Billings for the period	239,229	248,572	612,130	651,895
Revenue recognized	(238,460)	(225,914)	(693,082)	(654,066)
Assumed in connection with acquisitions	—	—	—	2,750
Deferred revenue, end of period	$893,615	$935,407	$893,615	$935,407

Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods ("backlog"). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $893.6 million in deferred revenue and $18.8 million in backlog.

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
We expect to recognize these remaining performance obligations as follows (in percentages):

	Total	Less than 1 year	1-2 years	2-3 years	More than 3 years
Deferred revenue	100%	63%	23%	10%	4%
Backlog	100%	45%	35%	16%	4%

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
As of September 30, 2020, none of the conditions permitting holders to convert their 2024 Notes had been satisfied and no shares of our common stock had been issued in connection with any conversions of the 2024 Notes. Based on the closing price of our common stock of $12.345 per share on September 30, 2020, the conversion value of the 2024 Notes was less than the principal amount of the 2024 Notes outstanding on a per 2024 Note basis.
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
The liability and equity components of the 2024 Notes consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
	2024 Notes	2024 Notes
Liability component:
Principal	$600,000	$600,000
Less: 2024 Notes discounts and issuance costs, net of amortization	(98,944)	(117,078)
Net carrying amount	$501,056	$482,922

Equity component, net of issuance costs	$138,064	$138,064

The unamortized issuance costs as of September 30, 2020 will be amortized over a weighted-average remaining period of approximately 3.7 years.
Interest expense related to the 2024 Notes consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	2024 Notes	2024 Notes	2024 Notes	2024 Notes
Coupon interest	$1,313	$1,313	$3,938	$3,145
Amortization of 2024 Notes discounts and issuance costs	6,119	5,825	18,133	17,264
Total interest expense recognized	$7,432	$7,138	$22,071	$20,409

Effective interest rate on the liability component	6.0%	6.1%	6.1%	6.1%

In connection with the 2024 Notes offering, we entered into the Capped Calls with certain counterparties affiliated with the initial purchasers of the 2024 Notes. The Capped Calls would reduce potential dilution of earnings per share upon conversion of the 2024 Notes, and have an initial strike price of $23.17 per share, which corresponds to the initial conversion price of the 2024 Notes and which have a cap price of $34.32 per share. The Capped Calls do not meet the criteria for separate accounting as a derivative as they are indexed to our own stock and are accounted for as freestanding financial instruments. The premiums paid for the purchase of the Capped Calls in the amount of $65.2 million have been recorded as a reduction of the Company's additional paid-in capital in stockholder's equity in the accompanying Condensed Consolidated Financial Statements and fair values of the Capped Calls are not re-measured at each reporting period.
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
As of September 30, 2020, $23.4 million aggregate principal amount of the Series A Notes remained outstanding.
The liability and equity components of the remaining portion of 2035 Notes consisted of the following (in thousands):

	As of September 30, 2020		As of December 31, 2019
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$23,436	$460,000	$119,828	$460,000
Less: 2035 Notes discount and issuance costs, net of amortization	—	(34,843)	(2,540)	(49,650)
Net carrying amount	$23,436	$425,157	$117,288	$410,350

Equity component, net of issuance costs	$15,559	$117,834	$79,555	$117,834

The unamortized discounts and issuance costs as of September 30, 2020 will be amortized over a weighted-average remaining period of approximately 1.7 years.
Interest expense for the three and nine months ended September 30, 2020 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$59	$1,869	$577	$5,606
Amortization of 2035 Notes discount and issuance costs	—	4,994	2,540	14,806
Total interest expense recognized	$59	$6,863	$3,117	$20,412

Effective interest rate on the liability component	1.0%	6.5%	3.5%	6.6%

Interest expense for the three and nine months ended September 30, 2019 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$300	$1,869	$2,537	$5,585
Amortization of 2035 Notes discount and issuance costs	1,460	4,763	11,785	14,123
Total interest expense recognized	$1,760	$6,632	$14,322	$19,708

Effective interest rate on the liability component	6.2%	6.6%	6.3%	6.7%

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
10. Commitments and Contingencies
Letters of Credit
We were party to letters of credit totaling $3.6 million and $3.6 million as of September 30, 2020 and December 31, 2019, respectively, issued primarily in support of operating leases for several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of September 30, 2020 and December 31, 2019, we had non-cancelable open orders with our contract manufacturers of $3.5 million and $5.0 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of September 30, 2020, we have not incurred nor accrued any significant liabilities for such non-cancelable commitments.
Purchase Obligations
As of September 30, 2020, we had approximately $18.8 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In situations where we have received delivery of the goods or services as of September 30, 2020 under purchase orders outstanding as of the same date, such amounts are reflected in the condensed consolidated balance sheet as accounts payable or accrued liabilities and are excluded from the $18.8 million.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through September 30, 2020, there have been no claims under any indemnification provisions.

11. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share, none of which were issued and outstanding as of September 30, 2020 or December 31, 2019.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of September 30, 2020 and December 31, 2019. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.
We had reserved shares of common stock for issuance as follows (in thousands):

	As of September 30, 2020	As of December 31, 2019
Reserved under stock award plans	40,148	37,982
Convertible senior notes	33,856	35,442
Employee Stock Purchase Plan (ESPP)	4,316	3,428
Total	78,320	76,852

12. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Although our 2013 Plan provides for the granting of options, we no longer utilize them as part of our overall compensation program. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant's service for so long as such stock remains unvested. Approximately 15.5 million shares and 11.9 million shares of our common stock were reserved for future grants as of September 30, 2020 and December 31, 2019, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of approximately 4.3 million shares and 3.4 million shares of common stock were available for future issuance as of September 30, 2020 and December 31, 2019, respectively, under our ESPP.
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

Stock Option Activity
A summary of the activity for our stock option changes during the reporting period and a summary of information related to options outstanding and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2019	4,391	$9.07	5.2	$45,931
Exercised	(1,144)	5.48		8,863
Cancelled	(248)	15.82
Balance — September 30, 2020	2,999	$9.87	4.7	$20,115
Options exercisable — September 30, 2020	2,207	$12.06	3.5	$13,327

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
Restricted Stock Award ("RSA") and Restricted Stock Unit ("RSU") Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting periods and a summary of information related to unvested restricted common stock, RSAs and RSUs, including those expected to vest based on the achievement of a performance condition, are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2019	21,697	$16.07	1.2	$358,651
Granted	14,654	15.03
Vested	(8,150)	15.20
Cancelled	(6,568)	16.54
Unvested balance — September 30, 2020	21,633	$15.34	1.4	$267,163
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — September 30, 2020	1,574	$17.86	1.6	$19,435

Stock-Based Compensation
We record stock-based compensation based on the fair value as determined on the date granted. We determine the fair value of stock options and shares of common stock to be issued under our ESPP using the Black-Scholes option-pricing model. The fair value of restricted stock units and restricted stock awards equals the market value of the underlying stock on the date of grant. We grant performance-based restricted stock units and restricted stock awards to certain employees which vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with us. With respect to performance-based restricted stock units, we assess the probability of vesting at each reporting period and adjust our compensation cost based on this probability assessment. We recognize such compensation expense on a straight-line basis over the service providers' requisite service period.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP for the offering periods beginning in May 2020:

	Three and Nine Months Ended September 30, 2020	Three and Nine Months Ended September 30, 2019
Fair value of common stock	$13.06	$14.59
Risk-free interest rate	0.17% - 0.18%	2.21% - 2.35%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Volatility	52% - 68%	39%
Dividend yield	—%	—%

Stock-based compensation expense related to stock options, ESPP and restricted stock unit awards is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of product, subscription and support revenue	$4,245	$3,590	$12,037	$11,501
Cost of professional services revenue	5,015	3,289	13,366	10,639
Research and development	11,830	10,718	33,236	35,031
Sales and marketing	13,306	12,252	36,202	38,019
General and administrative	5,952	6,839	18,438	21,972
Restructuring	21	—	314	—
Total	$40,369	$36,688	$113,593	$117,162

As of September 30, 2020, total compensation cost related to stock-based awards not yet recognized was $307.0 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.6 years.

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
We recognized a provision for income taxes of $0.9 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. We recognized a provision for income taxes of $3.0 million and $3.3 million for the nine months ended September 30, 2020 and 2019, respectively. The provision for income taxes was primarily comprised of income taxes in foreign jurisdictions and withholding taxes, offset by tax benefits from business combinations.
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

14. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share-based awards and options. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for the three and nine months ended September 30, 2020 and 2019, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(39,118)	$(65,495)	$(168,700)	$(208,193)
Denominator:
Weighted average number of shares outstanding—basic and diluted	224,807	212,207	221,329	204,855
Net loss per share—basic and diluted	$(0.17)	$(0.31)	$(0.76)	$(1.02)

The following outstanding options and unvested shares were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2020	2019
Options to purchase common stock	2,999	4,795
Unvested restricted stock awards and units	21,633	23,227
Convertible senior notes	33,856	35,442
ESPP shares	744	691

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

16. Segment and Major Customers Information
Disaggregation of revenue by geography
We conduct business globally and are primarily managed on a geographic basis. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information presented on a consolidated basis accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We define our regions as United States ("U.S."), Europe, the Middle East, and Africa ("EMEA"), Asia Pacific and Japan ("APAC"), and all remaining geographies (primarily Latin America and Canada) included in Others. There are no segment managers who are held accountable for operations, operating results, and plans for levels, components, or types of products or services below the consolidated unit level. Accordingly, we are considered to be a single reportable segment and operating unit structure.
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	U.S.		EMEA		APAC		Other
Product and related subscription and support	$61,576	$70,468	$21,616	$21,296	$21,373	$21,666	$4,166	$4,405
Platform, cloud subscription and managed services	50,173	42,593	10,937	9,197	9,969	7,461	4,026	2,738
Professional services	37,486	30,275	7,049	7,675	4,890	4,726	5,199	3,414
Total revenue	$149,235	$143,336	$39,602	$38,168	$36,232	$33,853	$13,391	$10,557

	Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	U.S.		EMEA		APAC		Other
Product and related subscription and support	$180,071	$207,359	$62,698	$67,197	$62,660	$64,785	$12,794	$14,431
Platform, cloud subscription and managed services	146,018	115,111	31,971	26,258	27,373	20,384	11,639	8,303
Professional services	108,945	87,132	21,174	20,435	12,722	12,045	15,017	10,626
Total revenue	$435,034	$409,602	$115,843	$113,890	$102,755	$97,214	$39,450	$33,360

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
The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product and related subscription and support	$108,731	$117,835	$318,223	$353,773
Platform, cloud subscription and managed services	75,105	61,988	217,001	170,055
Professional services	54,624	46,091	157,858	130,238
Total revenue	$238,460	$225,914	$693,082	$654,066

Long lived assets by geography
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of September 30, 2020	As of December 31, 2019
Property and equipment, net:
United States	$77,435	$85,287
International	6,562	8,525
Total property and equipment, net	$83,997	$93,812

For the three months ended September 30, 2020 and 2019, one distributor represented 11% and 10%, respectively, of our total revenue. For the three months ended September 30, 2020 and 2019, one reseller represented 17% and 14%, respectively, of our total revenue. Additionally, another distributor represented 12% of our total revenue for the three months ended September 30, 2019, but did not represent 10% or greater of our total revenue for the three months ended September 30, 2020.
For the nine months ended September 30, 2020, one distributor represented 11% of our total revenue, but did not represent 10% or greater of our total revenue for the nine months ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, one reseller represented 15% and 14%, respectively, of our total revenue. Additionally, for the nine months ended September 30, 2020 and 2019, another distributor represented 9% and 14%, respectively, of our total revenue.
As of September 30, 2020, one customer represented 14% of our net accounts receivable balance, but did not represent 10% or greater of our net accounts receivable balance as of December 31, 2019.

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
In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a global pandemic. We operate in geographic locations that have been impacted by COVID-19. The pandemic has impacted, and could further impact, our operations and the operations of our customers as a result of quarantines, various local, state and federal government public health orders, facility and business closures, and travel and logistics restrictions. We anticipate governments and businesses will likely take additional actions or extend existing actions to respond to the risks of the COVID-19 pandemic. While we instituted a global work-from-home policy towards the end of the first quarter of 2020, we did not incur significant disruptions during the three and nine months ended September 30, 2020. We are continuing to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. Although we are unable to predict the impact of the COVID-19 pandemic on our business, results of operations, liquidity or capital resources at this time, we expect we may be negatively affected if the pandemic and related public health measures result in substantial manufacturing or supply chain problems, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, delays in payment, restrictions on the shipment of our products, or other ramifications from the COVID-19 pandemic. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
On April 23, 2020, the Board of Directors of the Company approved a restructuring plan to streamline the Company’s operations to more closely align expenses to the Company’s projected revenue, position the Company for improved operating performance and allow the Company to increase investment in the growth areas of the business. This April 2020 restructuring plan resulted in the reduction of 6% of the Company’s workforce as well as the exiting and downsizing of certain real estate facilities and the impairment of certain assets and consisted of severance, other one-time termination benefits and other restructuring related costs. These charges are primarily cash-based and have been recognized in the second quarter of 2020. The Company expects this restructuring will reduce total non-GAAP operating expenses by at least $25 million in 2020 compared to 2019. In August 2020, we implemented an additional restructuring plan, predominantly related to facilities and obsolete assets in order to position the Company for improved operating performance. This August 2020 restructuring plan resulted in the reduction of less than 1% of the Company’s workforce. The actions associated with the April 2020 restructuring plan were completed by the end of the second quarter of 2020 and the actions associated with the August 2020 restructuring plan were completed by the end of the third quarter of 2020.
Our Business Model
We generate revenue from sales of our network, email endpoint and cloud security solutions, our security validation platform, our threat intelligence, our managed detection and response services, our Helix security operations platform, and our Mandiant professional services. We disaggregate our revenue into two main categories: (i) product, subscription, and support and (ii) professional services. For the three months ended September 30, 2020 and 2019, product, subscription and support revenue as a percentage of total revenue was 77% and 80% respectively. For the nine months ended September 30, 2020 and 2019, product, subscription and support revenue as a percentage of total revenue was 77% and 80%, respectively. Revenue from professional services was 23% and 20% for the three months ended September 30, 2020 and 2019 respectively. Revenue from professional services was 23% and 20% for the nine months ended September 30, 2020 and 2019, respectively.

Product, subscription and support
Within the product, subscription and support category, we provide supplemental data to distinguish between sales of our product solutions that are deployed on-premise (or in hybrid on-premise/private cloud configurations), and sales of our platform, cloud-based subscriptions and managed detection and response services. Security product solutions deployed on-premise (or in hybrid on-premise/

private cloud configurations) are included in the product and related subscription and support sub-category. Our security validation platform, Helix security platform, cloud-based security solutions, detection-on-demand, threat intelligence subscriptions and managed detection and response services are included in the platform, cloud subscription and managed services sub-category. For the three months ended September 30, 2020 and 2019, product and related subscription and support revenue as a percentage of total revenue was 46% and 52% respectively. For the nine months ended September 30, 2020 and 2019, product and related subscription and support revenue as a percentage of total revenue was 46% and 54%, respectively. Revenue from platform, cloud subscription and managed services was 31% and 28% for the three months ended September 30, 2020 and 2019 respectively. Revenue from platform, cloud subscription and managed services was 31% and 26% for the nine months ended September 30, 2020 and 2019, respectively.
Sales of our network, email, and endpoint security solutions, platform, cloud subscriptions and managed detection and response services, initially increase our deferred revenue. Deferred revenue from our product, subscription and support sales totaled $803.4 million and $878.2 million, as of September 30, 2020 and December 31, 2019, respectively. The decrease in deferred revenue from our product, subscription and support sales was due primarily to a decrease in sales of our appliance hardware and attached DTI cloud and support subscriptions compared to December 31, 2019.
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
Professional services
In addition to our product, subscription and support solutions, we offer professional services, including incident response and other strategic security consulting services, to our customers who have experienced a cyber security breach or desire assistance assessing and increasing the resilience of their IT environments to cyber attack. The majority our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from professional services is recognized as services are delivered. Revenue from our Expertise-on-Demand subscription and some pre-paid professional services is deferred, and revenue is recognized when services are delivered. Deferred revenue from professional services as of September 30, 2020 and December 31, 2019 was $90.2 million and $96.4 million, respectively.
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

	Three Months Ended or as of		Nine Months Ended or as of
	September 30,		September 30,
	2020	2019	2020	2019
Product, subscription and support revenue	$183,836	$179,823	$535,224	$523,828
Professional services revenue	54,624	46,091	157,858	130,238
Total revenue	$238,460	$225,914	$693,082	$654,066
Year-over-year percentage increase	6%	7%	6%	7%
Gross margin percentage	65%	65%	64%	65%
Deferred revenue, (current and non-current)	$893,615	$935,407	$893,615	$935,407
Annualized recurring revenue	$611,909	$579,797	$611,909	$579,797
Billings (non-GAAP)	$239,229	$248,572	$612,130	$651,895
Net cash provided by operating activities	$33,267	$18,498	$23,501	$28,022
Free cash flow (non-GAAP)	$28,625	$8,123	$1,303	$(10,593)
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

	As of September 30,
	2020	2019
Deferred revenue, current	$567,201	$568,032
Deferred revenue, non-current	326,414	367,375
Total deferred revenue	$893,615	$935,407
Annualized recurring revenue. Annualized recurring revenue ("ARR") is an operating metric and represents the annualized revenue run-rate of active term licenses, subscriptions, and support contracts at the end of a reporting period. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates, and does not include revenue from appliance hardware, perpetual software. consumption based contracts or professional services except for service level agreement payments. We consider ARR a useful measure of the value of the recurring components of our business because it reflects both our ability to attract new customers for our solutions and our success at retaining and expanding our relationships with existing customers. Further, ARR is not impacted by variations in contract length, enabling more meaningful comparison to prior periods as we align our invoicing practices to growing customer preference for annual billing on multi-year contracts. We disaggregate ARR by the same sub-categories we use for disaggregation of billings and revenue in the table below (in thousands):

	As of September 30,
	2020	2019
Product and related subscription and support	$298,040	$313,035
Platform, cloud subscription and managed services	313,869	266,762
Total annualized recurring revenue	$611,909	$579,797
Billings. Billings is a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles ("GAAP") plus the change in deferred revenue from the beginning to the end of the period, excluding deferred revenue assumed through acquisitions. We monitor billings as a supplement to revenue (the corresponding GAAP measure), because billings impact our deferred revenue, which is an important indicator of the health and visibility of trends in our business and represents a significant percentage of future revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may define billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. Additionally, the calculated billings metric represents the total contract value we have the right to invoice, which includes multi-year subscriptions to our solutions. Calculated billings are impacted by changes in average contract length, thereby reducing the usefulness of comparisons to prior periods. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$238,460	$225,914	$693,082	$654,066
Add: deferred revenue, end of period	893,615	935,407	893,615	935,407
Less: deferred revenue, beginning of period	(892,846)	(912,749)	(974,567)	(934,828)
Less: deferred revenue assumed through acquisitions	—	—	—	(2,750)
Billings (non-GAAP)	$239,229	$248,572	$612,130	$651,895
We have provided disaggregation of billings below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product and related subscription and support	$98,897	$108,621	$253,493	$321,910
Platform, cloud subscription and managed services	80,538	84,637	206,949	190,931
Professional services	59,794	55,314	151,688	139,054
Billings (non-GAAP)	$239,229	$248,572	$612,130	$651,895
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
Free cash flow. Free cash flow is a non-GAAP financial measure we define as net cash provided by operating activities, the most directly comparable GAAP financial measure, less purchases of property and equipment and demonstration units. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that, after the purchases of property and equipment and demonstration units, can be used by us for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening our balance sheet. However, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow differently, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of free cash flow to cash flow provided by operating activities is provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net cash provided by operating activities	$33,267	$18,498	$23,501	$28,022
Less: purchase of property and equipment and demonstration units	(4,642)	(10,375)	(22,198)	(38,615)
Free cash flow (non-GAAP)	$28,625	$8,123	$1,303	$(10,593)
Net cash provided by (used in) investing activities	$(125,139)	$(54,903)	$42,770	$(156,165)
Net cash provided by (used in) financing activities	$1,776	$1,664	$(86,624)	$15,474
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

•
Restructuring charges. In April 2020 and August 2020, we implemented restructuring plans designed to align our resources with the strategic initiatives of the business. These restructuring plans resulted in a reduction of 6% and less than 1%, respectively, of our total workforce as well as the exiting and downsizing of certain real estate facilities and the impairment of certain assets. The expenses incurred primarily consisted of employee severance charges and other termination benefits, as well as real estate and related fixed asset charges for the consolidation or exiting of certain leased facilities.

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

	Three Months Ended September 30,
	2020		2019
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars in thousands)
Revenue:
Product, subscription and support	$183,836	77%	$179,823	80%
Professional services	54,624	23	46,091	20
Total revenue	238,460	100	225,914	100
Cost of revenue:
Product, subscription and support	54,933	23	54,272	24
Professional services	29,473	12	24,948	11
Total cost of revenue	84,406	35	79,220	35
Total gross profit	154,054	65	146,694	65
Operating expenses:
Research and development	61,662	26	68,857	30
Sales and marketing	93,961	39	98,355	44
General and administrative	23,096	10	27,717	12
Restructuring charges	1,488	1	6,481	3
Total operating expenses	180,207	76	201,410	89
Operating loss	(26,153)	(11)	(54,716)	(24)
Interest income	2,164	1	5,275	2
Interest expense	(14,353)	(6)	(15,554)	(7)
Other income, net	157	—	40	—
Loss before income taxes	(38,185)	(16)	(64,955)	(29)
Provision for income taxes	933	—	540	—
Net loss	$(39,118)	(16)%	$(65,495)	(29)%

	Nine Months Ended September 30,
	2020		2019
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars in thousands)
Revenue:
Product, subscription and support	$535,224	77%	$523,828	80%
Professional services	157,858	23	130,238	20
Total revenue	693,082	100	654,066	100
Cost of revenue:
Product, subscription and support	162,095	23	155,938	24
Professional services	84,889	12	72,243	11
Total cost of revenue	246,984	36	228,181	35
Total gross profit	446,098	64	425,885	65
Operating expenses:
Research and development	189,762	27	203,790	31
Sales and marketing	284,202	41	303,745	46
General and administrative	75,806	11	83,019	13
Restructuring charges	25,020	4	10,280	2
Total operating expenses	574,790	83	600,834	92
Operating loss	(128,692)	(19)	(174,949)	(27)
Interest income	9,450	1	17,260	3
Interest expense	(45,555)	(7)	(46,224)	(7)
Other expense, net	(951)	—	(1,018)	—
Loss before income taxes	(165,748)	(24)	(204,931)	(31)
Provision for income taxes	2,952	—	3,262	—
Net loss	$(168,700)	(24)%	$(208,193)	(32)%

Comparison of the Three Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,
	2020		2019		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product, subscription and support	$183,836	77%	$179,823	80%	$4,013	2%
Professional services	54,624	23	46,091	20	8,533	19
Total revenue	$238,460	100%	$225,914	100%	$12,546	6%

Product, subscription and support by type:
Product and related subscription and support	$108,731	46%	$117,835	52%	$(9,104)	(8)%
Platform, cloud subscription and managed services	75,105	31	61,988	28	13,117	21
Total product, subscription and support	$183,836	77%	$179,823	80%	$4,013	2%

Revenue by geographic region:
U.S.	$149,235	63%	$143,336	63%	$5,899	4%
EMEA	39,602	17	38,168	17	1,434	4
APAC	36,232	15	33,853	15	2,379	7
Other	13,391	5	10,557	5	2,834	27
Total revenue	$238,460	100%	$225,914	100%	$12,546	6%
Product, subscription and support revenue increased by $4.0 million, or 2%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was comprised of an increase in platform, cloud subscription and managed services revenue of $13.1 million, which was partially offset by a decrease in product and related subscription and support revenue of$9.1 million. The increase in platform, cloud subscription and managed services reflected increased recognition of deferred revenue associated with sales of our threat intelligence subscriptions, our cloud-based email and endpoint security, our validation platform solutions, our Helix platform, and our Managed Defense managed security service. The decrease in product and related subscription and support revenue was primarily due to a decrease in the Product and related subscription and support deferred revenue, from which revenue is recognized. The decrease in deferred revenue reflected a decrease in sales of our on-premise solutions as customers migrate to cloud-based solutions.
Professional services revenue increased by $8.5 million, or 19%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily driven by an increase in number of engagements enabled by an increase in professional services personnel as compared to the same period in 2019.
Our international revenue increased $6.6 million, or 8%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase reflects growth in sales from certain international regions compared to prior periods as a result of an increase in revenue recognized from a build-up of deferred revenue from prior periods.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2020		2019		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product, subscription and support	$54,933		$54,272		$661	1%
Professional services	29,473		24,948		4,525	18
Total cost of revenue	$84,406		$79,220		$5,186	7%
Gross margin:
Product, subscription and support		70%		70%
Professional services		46%		46%
Total gross margin		65%		65%
The cost of product, subscription and support revenue increased by $0.7 million, or 1%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in cost of product, subscription and support revenue was primarily the result of higher revenue, and increased third-party cloud hosting costs associated with our accelerated migration to a cloud-based solution. This was partially offset by a decrease in cost of product and related subscription and support revenue as we continue to transition from on-premise products to cloud-based solutions and a decrease of $0.6 million in travel and entertainment costs which we attribute to the COVID-19 pandemic.
The cost of professional services revenue increased by $4.5 million, or 18%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in cost of professional services revenue was primarily due to a $4.9 million increase in personnel costs due to increased headcount assigned to projects, and a $1.7 million increase in stock-based compensation partially offset by a $2.3 million decrease in travel and entertainment costs which we attribute to the COVID-19 pandemic.
Gross margin percentage remained flat during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Operating Expenses

	Three Months Ended September 30,
	2020		2019		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$61,662	26%	$68,857	30%	$(7,195)	(10)%
Sales and marketing	93,961	39	98,355	44	(4,394)	(4)
General and administrative	23,096	10	27,717	12	(4,621)	(17)
Restructuring charges	1,488	1	6,481	3	(4,993)	(77)
Total operating expenses	$180,207	76%	$201,410	89%	$(21,203)	(11)%
Includes stock-based compensation expense of:
Research and development	$11,830		$10,718
Sales and marketing	13,306		12,252
General and administrative	5,952		6,839
Restructuring charges	21		—
Total	$31,109		$29,809
Research and Development
Research and development expense decreased by $7.2 million, or 10%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was primarily due to a decrease of $4.0 million in payroll costs primarily driven by lower headcount as a result of the restructuring plan implemented in the second quarter of 2020, a decrease of $1.4 million in third party hosting costs, a decrease of $0.9 million in travel and entertainment expense which we attribute to the COVID-19 pandemic, a decrease of $0.8 million in consulting, employee acquisition costs and professional services costs, a decrease of $0.7 million in telecommunication and software related costs and a decrease of approximately $0.2 million in other operating expenses offset by an increase of $1.0 million in stock-based compensation expense.
Sales and Marketing
Sales and marketing expense decreased by $4.4 million, or 4%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was primarily due to a decrease of $3.8 million in payroll related costs primarily driven by lower headcount as a result of restructuring plan implemented in the second quarter of 2020, a decrease of $3.3 million in travel and entertainment expense which we attribute to the COVID-19 pandemic, and a decrease of $1.0 million in marketing program costs. These decreases were primarily offset by an increase of $3.2 million in commissions expense.
General and Administrative
General and administrative expense decreased by $4.6 million, or 17%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was primarily due to a decrease of $0.6 million in legal and consulting costs, a decrease of $0.4 million in travel and entertainment expense which we attribute to the COVID-19 pandemic, a decrease of $0.8 million in payroll related costs primarily driven by lower headcount as a result of the restructuring plan implemented in the second quarter of 2020, a decrease of $0.9 million in stock-based compensation expense and a decrease of approximately $0.4 million in other operating expenses.
Restructuring Charges
During the three months ended September 30, 2020, we incurred restructuring charges of approximately $1.5 million, which primarily related to employee severance charges and other termination benefits as well as certain facilities exit costs under our August 2020 restructuring plan. During the three months ended September 30, 2019, we incurred restructuring charges of approximately $6.5 million, which primarily related to employee severance charges and other termination benefits as well as certain facilities exit costs under our August 2019 restructuring plan.
Interest Income

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Interest income	$2,164	$5,275	$(3,111)	(59)%
Interest income decreased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due primarily to a lower rate of return on balances in our cash and cash equivalents and investments.
Interest Expense

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Interest expense	$(14,353)	$(15,554)	$1,201	(8)%
Interest expense decreased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Interest expense pertains primarily to the amortization of discount and issuance costs related to our convertible notes.
Other Income, Net

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Other income, net	$157	$40	$117	293%
Other income, net, increased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the recognition of loss on investment in a privately held company in the three months ended September 30, 2019.

Provision for Income Taxes

	Three Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Provision for income taxes	$933	$540
Effective tax rate	(2.4)%	(0.8)%
The provision for income taxes increased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in the provision for income taxes was primarily due to tax benefit from the Verodin acquisition included in the three months ended September 30, 2019 but was not in the three months ended September 30, 2020.
Comparison of the Nine Months Ended September 30, 2020 and 2019
Revenue

	Nine Months Ended September 30, 2020
	2020		2019		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product, subscription and support	$535,224	77%	$523,828	80%	$11,396	2%
Professional services	157,858	23	130,238	20	27,620	21
Total revenue	$693,082	100%	$654,066	100%	$39,016	6%

Product, subscription and support by type:
Product and related subscription and support	$318,223	46%	$353,773	54%	$(35,550)	(10)%
Platform, cloud subscription and managed services	217,001	31	170,055	26	46,946	28
Total product, subscription and support	$535,224	77%	$523,828	80%	$11,396	2%

Revenue by geographic region:
United States	$435,034	62%	$409,602	63%	$25,432	6%
EMEA	115,844	17	113,890	17	1,954	2
APAC	102,755	15	97,214	15	5,541	6
Other	39,449	6	33,360	5	6,089	18
Total revenue	$693,082	100%	$654,066	100%	$39,016	6%
Product, subscription and support revenue increased by $11.4 million, or 2%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in product, subscription and support revenue consisted of an increase of $46.9 million in platform, cloud subscription and managed services revenue, offset by a decrease of $35.6 million in product and related subscription and support revenue. The increase in platform, cloud subscriptions and managed services was primarily due to an increase in revenue recognized from deferred revenue related to growth of sales of our threat intelligence, our validation platform, our cloud-based email and endpoint security solutions, our Helix platform, and our Managed Defense managed security service. The decrease in product and related subscription and support revenue was primarily due to a decrease deferred revenue for product and related subscription and support, from which revenue is recognized. The decrease in deferred revenue reflected a decrease in sales of our on-premise solutions as customers migrate to cloud-based solutions.
Professional services revenue increased by $27.6 million, or 21%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to revenues from incident response services and other strategic consulting services and an increase in billable hours due to more engagements and professional services personnel as compared to the same period in 2019.
Our international revenue increased $13.6 million, or 6%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, driven by increases in international professional services revenue and the related product and subscription pull through from those service engagements.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2020		2019		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product, subscription and support	$162,095		$155,938		$6,157	4%
Professional services	84,889		72,243		12,646	18
Total cost of revenue	$246,984		$228,181		$18,803	8%
Gross margin:
Product, subscription and support		70%		70%
Professional services		46%		45%
Total gross margin		64%		65%
The cost of product, subscription and support revenue increased by $6.2 million, or 4%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in cost of product, subscription and support revenue was primarily due to an increase of approximately $10 million in third-party hosting costs associated with higher sales of our cloud-based products, and an increase of $10 million in personnel related costs. The increase was offset in part by a decrease of $5.3 million in intangibles amortization, $3.0 million in depreciation, $2.2 million in direct hardware costs, $1.2 million in travel and entertainment costs as well as various immaterial decreases in expense including volume driven costs and telecommunication costs totaling $0.6 million as compared to the same period in 2019.
The cost of professional services revenue increased $12.6 million, or 18%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in cost of professional services revenue was primarily due to an increase of $13.8 million in personnel related expenses due to an increase in headcount as compared to the same period in 2019, and an increase of $2.7 million in stock-based compensation offset by a decrease of $4.8 million in travel and entertainment costs which we attribute to the COVID-19 pandemic.
Gross profit margin decreased by 1% as a percentage of revenue during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Product, subscription and support gross profit margin remained flat compared to the same period in 2019. Professional services gross margin increased 1% primarily due to an increase in billable hours as compared to the same period in 2019 and a decrease in travel and entertainment costs attributed to the COVID-19 pandemic. Although professional services gross margin increased 1%, its percentage of total cost of revenue also increased as compared to the same period in 2019. As a result, the shift in the mix of total cost of revenue resulted in a 1% decrease in total gross margin as compared to the nine months ended September 30, 2019.
Operating Expenses

	Nine Months Ended September 30,
	2020		2019		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$189,762	27%	$203,790	31%	$(14,028)	(7)%
Sales and marketing	284,202	41	303,745	46	(19,543)	(6)
General and administrative	75,806	11	83,019	13	(7,213)	(9)
Restructuring charges	25,020	4	10,280	2	14,740	143
Total operating expenses	$574,790	83%	$600,834	92%	$(26,044)	(4)%
Includes stock-based compensation expense of:
Research and development	$33,236		$35,031
Sales and marketing	36,202		38,019
General and administrative	18,438		21,972
Restructuring charges	314		—
Total	$88,190		$95,022

Research and Development
Research and development expense decreased $14.0 million, or 7%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was due primarily to a $5.0 million decrease in payroll related costs driven by lower headcount as a result of the restructuring plans implemented during the first three quarters of 2020, a $1.8 million decrease in stock-based compensation, a $2.1 million decrease in travel and entertainment costs which we attribute to the COVID-19 pandemic, a $1.9 million decrease in third party hosting costs and software related costs, a $1.0 million decrease in consulting and employee acquisition related costs, and an approximately $0.7 million decrease in other operating costs.
Sales and Marketing
Sales and marketing expense decreased $19.5 million, or 6%, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease was primarily due to a $12.6 million decrease in payroll related costs driven by lower headcount as a result of the restructuring plans implemented during the first three quarters of 2020, a $11.8 million decrease in travel and entertainment costs which we attribute to the COVID-19 pandemic and a $3.9 million decrease in costs of marketing programs. These decreases were primarily offset by an increase of $7.3 million in commissions, an increase of $0.7 million in amortization of intangibles, and an increase of $0.7 million in other operating expenses as compared to the same period in 2019.
General and Administrative
General and administrative expense decreased by $7.2 million, or 9%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was primarily due to a decrease of $3.5 million in stock-based compensation, a decrease of $1.0 million in travel and entertainment costs which we attribute to the COVID-19 pandemic, a decrease of $1.1 million in legal costs, a decrease of $0.8 million in payroll related costs, and a decrease of $0.8 million consulting and professional services costs.
Restructuring Charges
During the nine months ended September 30, 2020, we incurred restructuring charges of approximately $25.0 million, which primarily related to employee severance charges and other termination benefits as well as certain facilities exit costs under our January, April and August 2020 restructuring plans. During the nine months ended September 30, 2019, we incurred restructuring charges of approximately $10.3 million, which primarily related to employee severance charges and other termination benefits as well as certain facilities exit costs under our January 2019 and August 2019 restructuring plans.
Interest Income

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Interest income	$9,450	$17,260	$(7,810)	(45)%
Interest income decreased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due to a lower rate of return on balances in our cash and cash equivalents and investments.
Interest Expense

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Interest expense	$(45,555)	$(46,224)	$669	(1)%
Interest expense decreased slightly for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Interest expense pertains primarily to cash interest expense and the amortization of discount and issuance costs related to our convertible notes.
Other Expense, Net

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Other expense, net	$(951)	$(1,018)	$67	(7)%
Other expense, net, for the nine months ended September 30, 2020 decreased primarily due to foreign currency transaction losses as well as recognition of a loss on investment in a privately held company compared to the nine months ended September 30, 2019.

Provision for Income Taxes

	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Provision for income taxes	$2,952	$3,262
Effective tax rate	(1.8)%	(1.6)%
The provision for income taxes decreased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in the provision for income taxes for the nine months ended September 30, 2020 was primarily due to lower foreign taxes as compared to the nine months ended September 30, 2019.

Liquidity and Capital Resources

	As of September 30, 2020	As of December 31, 2019
	(In thousands)
Cash and cash equivalents	$314,250	$334,603
Short-term investments	$627,892	$704,955

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash provided by operating activities	$23,501	$28,022
Cash provided by (used in) investing activities	42,770	(156,165)
Cash provided by (used in) financing activities	(86,624)	15,474
Net decrease in cash and cash equivalents	$(20,353)	$(112,669)

As of September 30, 2020, our cash and cash equivalents of $314.2 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $64.6 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2020 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
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
Operating Activities
During the nine months ended September 30, 2020, our operating activities provided cash of $23.5 million. We incurred a net loss of $168.7 million, which included net non-cash expenses of $227.2 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible notes. Our net change in operating assets and liabilities used cash of $35.0 million, primarily related to cash sourced from a reduction in accounts receivable of $36.1 million due to increased collections, a decrease in prepaid expenses and other current assets of $13.5 million primarily due to receipt of other receivables, an increase in accrued compensation of $26.8 million offset by a decrease in deferred revenue of $81.0 million, a decrease in accounts payable of $17.3 million, a decrease in other long-term liabilities of $9.9 million and a decrease in accrued liabilities of $4.9 million.
During the nine months ended September 30, 2019, our operating activities provided cash of $28.0 million. We incurred a net loss of $208.2 million, which included net non-cash expenses of $229.0 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible notes. Our net change in operating assets and liabilities used cash of $7.2 million, primarily related to an increase in prepaid expenses and other current assets of $4.8 million primarily due to an increase in deferred commissions and a decrease in accounts receivable of $5.9 million due to increased collections. Our net change in operating assets and liabilities also consisted of an increase in accrued compensation of $2.4 million and an increase in accounts payable of $2.1 million, and was partially offset by a decrease in other long-term liabilities of $7.1 million, and a decrease in deferred revenue of $2.2 million.
Investing Activities
Cash provided by investing activities during the nine months ended September 30, 2020 was $42.8 million. This was primarily due to $50.6 million provided by net maturities of short-term investments, $28.2 million provided by sale of short term investments, offset by $12.6 million used to acquire Cloudvisory, net of cash acquired, and $22.2 million used for capital expenditures to purchase property and equipment and demonstration units, and $1.0 million used for the purchase of an investment in a privately held company.
Cash used in investing activities during the nine months ended September 30, 2019 was $156.2 million. This was primarily due to $127.2 million used to acquire Verodin, net of cash acquired, $38.6 million used for capital expenditures to purchase property and equipment and demonstration units, and $9.1 million provided by net maturities of short-term investments.
Financing Activities
During the nine months ended September 30, 2020, financing activities used $86.6 million in cash, primarily for payment of $96.4 million related to the repurchase of Series A Notes, payment related to shares withheld for taxes of $8.8 million offset by $12.3 million received from employee purchases of shares under our 2013 Employee Stock Purchase Plan ("ESPP") and $6.3 million received from exercises of employee stock options.
During the nine months ended September 30, 2019, financing activities provided $15.5 million in cash, primarily from employee purchases of shares under the ESPP and exercises of employee stock options.
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
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three and nine months ended September 30, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at September 30, 2020 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $942.1 million and $1,039.6 million as of September 30, 2020 and December 31, 2019, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions, the U.S. Treasury and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to our investment policies which limit the duration of our short-term investments. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as the Series A Notes, Series B Notes and 2024 Notes have fixed interest rates of 1.000%, 1.625% and 0.875%, respectively. The fair value of the convertible notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of September 30, 2020, the fair value of our convertible notes was approximately $1.0 billion.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the "Litigation" subheading in Note 10 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Part I, Item I of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. Please see page 29 of this Quarterly Report on Form 10-Q for a discussion of forward-looking statements that are qualified by these risk factors. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.
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
We have incurred operating losses each year since our inception, including net losses of $39.1 million and $65.5 million during the three months ended September 30, 2020 and 2019, respectively. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.

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
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, any of which could harm our business and results of operations. In addition, the COVID-19 pandemic may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. More generally, the COVID-19 pandemic could adversely affect economies and financial markets globally, potentially leading to an economic downturn, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
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
On April 23, 2020, our board of directors approved a restructuring plan to streamline the Company’s operations to more closely align expenses to the Company’s projected revenue, position the Company for improved operating performance and allow the Company to increase investment in the growth areas of the business. This April 2020 restructuring plan resulted in the reduction of 6% of the Company’s workforce as well as the exiting and downsizing of certain real estate facilities and the impairment of certain assets and consisted of severance, other one-time termination benefits and other restructuring related costs. These charges are primarily cash-based and were recognized in the second quarter of 2020. The Company expects this restructuring will reduce total non-GAAP operating expenses by at least $25 million in 2020 compared to 2019. In August 2020, we implemented an additional restructuring plan, predominantly related to facilities and obsolete assets in order to position the Company for improved operating performance. This August 2020 restructuring plan resulted in the reduction of less than 1% of the Company’s workforce. The actions associated with the April 2020 restructuring plan were completed by the end of the second quarter of 2020 and the actions associated with the August 2020 restructuring plan were completed by the end of the third quarter of 2020. However, there may be adverse consequences related to such actions which include various charges for severance and severance-related costs and the loss of propriety information and in-house knowledge in connection with the planned reduction in our workforce. This type of restructuring activity may result in business disruptions and may not produce the full efficiency and cost reduction benefits anticipated. Further, the benefits may be realized later than expected and the cost of implementing these measures may be greater than anticipated. If these measures are not successful, we may need to undertake additional cost reduction efforts, which could result in future charges. Moreover, the restructuring plans may cause business disruptions with customers and elsewhere if our cost reduction efforts prove ineffective, and our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including the related charges and the impact of the related workforce reduction, could have a material adverse effect on our business, operating results and financial condition.
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
During the past nine months, our President retired, we appointed a new Chief Operating Officer, and we made other organizational changes. Leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. Our success depends in part on having a successful leadership team. If we cannot effectively manage the leadership transitions and management changes, it could make it more difficult to successfully operate our business and pursue our business goals.
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
For example, the EU General Data Protection Regulation ("GDPR"), which became fully effective on May 25, 2018, imposes more stringent data protection requirements than previously effective EU data protection law and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR requires, among other things, that personal data only be transferred outside of the EU to certain jurisdictions, including the United States, if steps are taken to legitimize those data transfers. We historically have relied on the EU-U.S. and Swiss-U.S. Privacy Shield programs, and the use of model contractual clauses approved by the EU Commission, to legitimize these transfers. Both the EU-U.S. Privacy Shield and these model contractual clauses have been subject to legal challenge, however, and on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the U.S.-EU Privacy Shield framework that had been in place since 2016, which allowed companies like us to meet certain European legal requirements for the transfer of personal data from the European Economic Area (“EEA”) to the United States, and imposed additional obligations on companies when relying on the model clauses approved by the EU Commission. This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and even require ad hoc verification of measures taken with respect to data flows. The invalidation of the U.S.-EU Privacy Shield framework will require us to take additional steps to legitimize any personal data transfers that are impacted by this decision. This could result in increased costs of compliance and limitations on our customers and us. More generally, we find it necessary or desirable to modify our data handling practices, and this CJEU decision or other legal challenges relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results. Some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
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
Most of our sales are on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. In addition, the COVID-19 pandemic may negatively affect the ability of our customers, especially in certain industries such as travel, entertainment, food and hospitality, to pay us on a timely basis or at all. If we are unable to adequately control these risks, our business, results of operations and financial condition could be harmed.
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
We have substantial existing indebtedness. In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the "Series A Notes") and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the "Series B Notes" and, together with the Series A Notes, the "2035 Notes"). During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (the "2024 Notes" and, together with the 2035 Notes, the "convertible notes") and repurchased approximately $340.2 million aggregate principal amount of the Series A Notes. During the three months ended June 30, 2020, we repurchased approximately $96.4 million aggregate principal amount of the Series A Notes. As a result, as of September 30, 2020, we had approximately $1.1 billion aggregate principal amount of convertible notes outstanding.
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
In addition, in connection with our issuance of the 2024 Notes, we entered into capped call transactions (the “capped call transactions”) with certain financial institutions (the “option counterparties”). The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2024 Notes and/or offset any cash payments we are required to make in excess of the principal amount of such 2024 Notes converted, as the case may be, with such reduction and/or offset subject to a cap. From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2024 Notes. This activity could cause a decrease in the market price of our common stock.
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

10.1
Offer Letter between the Registrant and Sara Andrews, dated August 3, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on August 11, 2020)

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

FIREEYE, INC.

Dated: October 30, 2020	By:	/s/ Frank E. Verdecanna
Frank E. Verdecanna
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and duly authorized signatory)