Form 10-K
period 2020-12-31
FireEye, Inc.
filed 2021-02-26
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number 001-36067

FireEye, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1548921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 McCarthy Blvd.
Milpitas, CA 95035
(Address of principal executive offices and zip code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2.7 billion, based on the closing sales price of such stock reported for such date on The NASDAQ Global Select Market. This calculation does not reflect a determination that persons are affiliates for any other purposes.
    The number of outstanding shares of the registrant’s common stock was 238,582,336 as of February 23, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” the negative and plural forms of these words and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:
•the evolution of the threat landscape facing our customers and prospects;
•our ability, and the effects of our efforts, to educate the market regarding the advantages of our security solutions;
•our ability to continue to grow revenues, in particular annual recurring revenues from cloud and subscriptions;
•our expected rate of decline in mature appliance revenues and associated subscription and support revenues;
•our future financial and operating results;
•our business plan and our ability to effectively manage our growth and associated investments;
•our beliefs and objectives for future operations;
•our ability to maintain our leadership position in advanced network security;
•our ability to attract and retain customers and to expand our solutions footprint within each of these customers;
•our expectations concerning customer retention rates as well as expectations for the value of subscriptions and services renewals;
•our ability to maintain our competitive technological advantages against new entrants in our industry;
•our ability to timely and effectively scale and adapt our existing technology;
•our ability to innovate new products and bring them to market in a timely manner;
•our ability to maintain, protect, and enhance our brand and intellectual property;
•our ability to expand internationally;
•the effects of increased competition in our market and our ability to compete effectively;
•cost of revenue, including changes in costs associated with products, manufacturing and customer support;
•trends in operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses;
•anticipated income tax rates;
•potential attrition and other impacts associated with restructuring;
•sufficiency of cash to meet cash needs for at least the next 12 months;
•our ability to generate cash flows from operations and free cash flows;
•our ability to capture new, and renew existing, contracts with the United States and international governments;
•our expectations concerning relationships with third parties, including channel partners and logistics providers;
•the release of new products;
•economic and industry trends or trend analysis;
•the impact of the COVID-19 pandemic and related public health measures on our business and the global economy;
•the attraction, training, integration and retention of qualified employees and key personnel;
•future acquisitions of or investments in complementary companies, products, subscriptions or technologies;
•our expectations, beliefs, plans, intentions and strategies related to our acquisition of Verodin, Inc., Cloudvisory
LLC and Respond Software, Inc.; and

•the effects of seasonal trends on our results of operations
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” included in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur, or unanticipated events or circumstances that we did not foresee may materialize, either of which could cause actual results to differ materially and adversely from those anticipated or implied in our forward-looking statements.
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

PART I
Item 1. Business
General
FireEye, Inc. is a global cybersecurity company with a mission to protect our customers from cyber attacks using innovative technology, intelligence and expertise from the front lines.

We provide intelligence-based cybersecurity control products, software-as-a-service (SaaS) solutions, managed services and professional services that allow organizations to prepare for, prevent, investigate, respond to and remediate cyber attacks, including attacks targeting on-premise, remote, cloud, hybrid and critical infrastructure environments.

We have evolved our business from a focus on appliance-based detection and prevention of stealthy and targeted cyber attacks, known as advanced persistent threats (“APTs”) in customers’ on-premise networks by expanding our portfolio of products, technologies, and services to help customers address today’s cybersecurity challenges. These challenges include a constantly evolving threat environment, expanding attack surfaces, digital transformation, and an acute shortage of cybersecurity talent.

We accomplish this through the integration of our core competitive advantages across our portfolio of security control products, SaaS solutions and professional services. Our core competitive advantages include:

•our accumulated security expertise derived from responding to thousands of significant breaches over the past 15 years,

•our intelligence on threats and threat actors based on our experience responding to thousands of significant security incidents every year, as well as threat intelligence gathered by our security analysts, consultants and the continuous flow of machine-based threat data from our global network of threat sensors and virtual machines and,

•our technologies, including artificial intelligence-based extended detection and response ("XDR") technologies, our security validation technology, our machine-learning, behavioral-based, and rules-based threat detection, analysis and correlation technologies, our cloud visibility capabilities, our proprietary Multi-vector Virtual Execution ("MVX") engine, and our security orchestration, automation and response ("SOAR") technology.

We design our cybersecurity products and solutions to rapidly incorporate the latest threat intelligence as the threat environment evolves. Through our work on the front lines, we learn the tactics, techniques and procedures attackers are using to circumvent current security safeguards. Our expertise and threat intelligence fuels our detection, validation, and automated response capabilities and becomes an integral component of our technologies in a cycle of intelligence-driven innovation. We also offer managed and consulting services to our customers to augment their internal security resources, to aid in the deployment and management of our solutions and to provide expertise on-demand when needed.

We believe that the combination of our technologies, threat intelligence and security expertise allows us to deliver more effective cybersecurity control products and SaaS solutions, help customers improve the effectiveness of their security investments, and enables us to build long-term relationships with our customers.

We market our products, solutions and services under two brands: FireEye products and Mandiant solutions.

FireEye products provide security control by detecting, blocking and analyzing advanced, targeted and other evasive attacks, including ransomware and phishing attacks in customers' on-premise, remote, cloud and critical infrastructure environments. Our security-control products include our network, email, endpoint, and cloud security products and use our patented MVX engine, a virtual machine-based threat detection and analysis engine that works in conjunction with our machine-learning and behavioral analysis technologies. Our security control products are complemented by our Helix security operations platform. Helix aggregates and enriches data and security alerts from our products, as well as data from the products of other vendors, and serves as an investigative and security incident and event management (SIEM) platform for security analysts.

Mandiant solutions help customers improve their resilience to cyber attacks by automating and operationalizing our intelligence and expertise in software, and by augmenting internal resources with managed services, expertise on demand and consulting services. Our Mandiant solutions include our controls-agnostic threat intelligence, validation, and XDR SaaS solutions, as well as our portfolio of managed services and consulting services. We are developing the Mandiant Advantage platform to be a single portal for customers to access all Mandiant solutions.

In January 2020, we acquired Cloudvisory LLC, a provider of cloud visibility and control solutions.
In November 2020, we acquired Respond Software, Inc., a cybersecurity investigation automation company.
In December 2020, we issued and sold 400,000 shares of a newly designated 4.5% Series A Convertible Preferred Stock, par value $0.0001 per share, at a price of $1,000 per share, for an aggregate purchase price of $400.0 million.
As of December 31, 2020, we had approximately 9,900 end-customers, including more than 50% of the Forbes Global 2000. Our customers include leading enterprises in a diverse set of industries, including telecommunications, technology, financial services, public utilities, healthcare and oil and gas, as well as leading U.S. and international governmental agencies.
For the years ended December 31, 2020, 2019 and 2018, our revenue was $940.6 million, $889.2 million and $831.0 million, respectively, representing year-over-year growth of 6% for the year ended December 31, 2020 and 7% for the year ended December 31, 2019, and our net losses were $207.3 million, $257.4 million and $243.1 million, respectively.

Impact of COVID-19 on our Business
In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a global pandemic. We operate in geographic locations that have been impacted by COVID-19. The pandemic has impacted, and could further impact, our operations and the operations of our customers as a result of quarantines, various local, state and federal government public health orders, facility and business closures, and travel and logistics restrictions. While we instituted a global work-from-home policy and restricted employee travel to essential, business-critical trips toward the end of the first quarter of 2020, we were able to maintain strong customer relationships and deliver our technology-enabled managed and professional services to customers without interruption. As a result, we did not incur significant disruptions to our operations during the year ended December 31, 2020.
We anticipate governments and businesses will likely take additional actions or extend existing actions to respond to the risks of the COVID-19 pandemic. We continue to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. Although we are unable to predict the impact of the COVID-19 pandemic on our business, results of operations, liquidity or capital resources at this time, we expect we may be negatively affected if the pandemic and related public health measures result in substantial manufacturing or supply chain problems, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, delays in payment, restrictions on the shipment of our products, or other ramifications from the COVID-19 pandemic.
For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Available Information
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
Our Cybersecurity Products, SaaS Solutions and Services
Our products, SaaS solutions and services are designed to help organizations of all sizes improve their resilience to cyber attacks and reduce the risks of a costly breach. We market our products, solutions and services under two brands: FireEye products and Mandiant solutions. FireEye products and Mandiant solutions complement one another to help customers prevent, detect, investigate, and respond to cyber attacks, but perform independently and may be deployed as standalone solutions in customers’ environments.
Product, Subscription and Support
FireEye Products

Our FireEye products include our network, email, endpoint and cloud security control products, our Cloudvisory cloud visibility solution, and our Helix security operations platform.
FireEye appliance products require subscriptions to our Dynamic Threat Intelligence ("DTI") cloud and to our technical support, which are priced either as a percentage of the appliance hardware or included in an all-inclusive subscription. Subscriptions are typically offered for one- or three-year terms and invoiced for the full term of the subscriptions up-front.
Our Helix security operations platform and Cloudvisory cloud visibility solution are offered as one- or three-year subscriptions. These subscriptions are invoiced either up-front for the full term of the subscription or annually, based on customer preference.
FireEye Security Control Products. Our network, email, endpoint and cloud security control products detect and prevent threats utilizing our advanced threat detection technologies, including our machine learning and behavioral analysis technologies and our MVX engine, to identify and block malicious content embedded in Internet and network traffic, emails, software downloads, files, and other data transfers and electronic communications. Our security control products are available in a variety of form factors and deployment options, including pre-installed on optimized appliance hardware, as a virtual sensor, and as cloud-based software. Additionally, customers can deploy our detection and analysis engines as a cloud-based Detection on Demand service on Amazon Web Services (AWS).
Dynamic Threat Intelligence Cloud. Our DTI cloud is a bi-directional cloud-based service that collects, correlates and anonymizes machine-generated security data from our network, email, endpoint and cloud security products. DTI also distributes updated threat detection and prevention algorithms and software updates to our network, email, endpoint and cloud security solutions based on new threat intelligence and an evolving attack landscape. A subscription to our DTI cloud is required for all network, email, endpoint and cloud security solutions.
Helix Security Operations Platform. Our Helix security platform is a cloud-hosted security operations platform that combines security alerts generated by our network, email, endpoint, and cloud security solutions, as well as alerts from more than 550 third-party security and IT products. Helix correlates alerts with our contextual threat intelligence, advanced threat analytics, and orchestration capabilities within a unified interface.
By enriching raw security event data with our contextual threat intelligence and our user and entity behavior analytics, Helix provides situational awareness and helps identify and prioritize critical alerts, including multi-vector, non-malware-based threats. Helix also serves as a management console for FireEye security control products and as an investigative platform with case management and workflow tools, as well as pre-loaded playbooks to automate and orchestrate the response to security incidents across an organization.
Cloudvisory. Our Cloudvisory cloud security product provides visibility, compliance and governance across public and private cloud environments. Cloudvisory uses machine-learning techniques to discover and map enterprise assets, security controls and events, monitor compliance with security policies, and reduce attack surfaces. Information is enriched with our threat intelligence for security context, as well as historical, system and cloud context, and displayed in an integrated view to help organizations manage and secure multi-cloud and hybrid cloud/on-premise environments.
Customer Support and Maintenance. We require subscriptions to our technical support on all our appliance-based security controls products.
We offer subscriptions to multiple levels of support, which are priced either as a percentage of an integrated appliance or included in an all-inclusive subscription with virtual appliances and cloud-based solutions. We have regional support centers located around the world to help customers solve technical challenges they may encounter. In addition to providing regular software updates and post-sales support activities, our support organization works with our product management and engineering teams to ensure the attainment of defined pre-requisite quality levels for our products prior to release.

Mandiant SaaS Solutions

Mandiant SaaS solutions are controls-agnostic solutions that help customers improve their security profile with software that operationalizes our intelligence in their environments and managed services that augment internal resources, regardless of the security control products deployed. Mandiant SaaS solutions include our threat intelligence subscriptions, our validation and XDR software-as-a-service solutions, and our managed services where Mandiant experts manage our SaaS solutions for our customers. We developed the Mandiant Advantage SaaS platform to be a single portal for Mandiant Solutions.

Subscriptions to Mandiant SaaS solutions are typically offered for one- or three-year terms and invoiced for the full term of the subscriptions up-front.

Mandiant Threat Intelligence. Mandiant Threat Intelligence, delivered through the Mandiant Advantage SaaS platform, provides access to threat data and indicators from FireEye product telemetry, our threat intelligence operations, and our managed services and security consulting engagements.

Mandiant Threat Intelligence is available in three tiers through the Mandiant Advantage platform:

–A free tier that includes publicly known vulnerability and threat intelligence overlaid with Mandiant insights and threat scores to provide situational awareness;
–The Mandiant Advantage Security Operations tier that provides intelligence on actors, malware and vulnerabilities to help customers prioritize alerts and understand the attacker, capabilities and motivations behind security events; and
–The Mandiant Advantage Fusion tier that provides in-depth analysis of threat actors, technical and dark web research findings, and incident response intelligence to enable informed cyber defense investments and decisions.

Our Digital Threat Monitoring and Vulnerability modules are included in Mandiant Advantage Fusion, and are available as add-on subscriptions to Mandiant Advantage Security Operations. Digital Threat Monitoring uses customer-defined key words and our automated web reconnaissance technology to analyze content on the open and dark web for credential leakage, public data exposure and other potential threats. Our Vulnerability add-on subscription provides notifications on new zero-day vulnerabilities and analysis of likely usage by threat actors to enable targeted resolution.
Mandiant Security Validation. Mandiant Security Validation allows organizations to measure, manage and communicate the effectiveness of their security controls. The solution emulates cyber attacks in customers' environments using the latest cyber threat intelligence and aggregates, analyzes and reports on detection, prevention and alerts generated by security controls. Customers use the findings to identify gaps in security effectiveness due to equipment misconfigurations and environmental drift within the IT environment, as well as identify opportunities for optimization and cost rationalization. Mandiant Security Validation may be used to automate testing and reporting using the MITRE ATT&CK framework combined with a content library powered by Mandiant Threat Intelligence.
Our security validation platform is available in multiple form factors and deployment options and includes integrations with our network, email, endpoint and cloud security solutions, as well as with security solutions from more than 50 third-party vendors. It is available as software-as-a-service or as a managed service overseen by Mandiant experts.
Mandiant Defense. Mandiant Defense (formerly Respond Security Analyst) is a cloud-native XDR solution that automates the analysis of data from control points, security solutions and analytics at machine-speed to identify and prioritize high risk security events for further investigation. Mandiant Defense uses artificial intelligence techniques, including probabilistic mathematics and an integrated reasoning engine to mimic the judgement of security analysts. Mandiant Defense integrates with security products from more than 65 security and IT vendors, and is available as cloud-based software-as-a-service or a detection and response service or as a managed detection and response service overseen by Mandiant experts.
Managed services. We offer managed detection and response (MDR) and managed validation services overseen by Mandiant experts with frontline experience to augment internal security resources. Our Managed Defense MDR service is available to provide nights and weekends coverage, managed endpoint security, and managed security for industry control systems (ICS) and operational technology (OT) environments using our detection and response technologies. Our Managed Validation service utilizes our Security Validation software to test security effectiveness based on pre-defined customer parameters.

Professional Services

Mandiant professional services include industry-leading incident response, security assessment and transformation consulting, and training services with remote and on-site tactical support. Our services help organizations effectively prepare for, prevent, investigate, respond to and remediate cyber attacks to reduce the overall impact of an attack before, during and after an incident.

•Incident response services. Mandiant incident response services include investigation, containment, remediation and crisis management services to help organizations resolve security incidents quickly. We also offer compromise assessments to help clients understand if they are currently compromised.
•Security assessment services. Our security assessment capabilities cover a broad spectrum of offerings that help organizations evaluate their ability to prevent, detect, respond, and contain cyber threats before they disrupt the business. Services include security program assessments covering the entire enterprise, including cloud and remote access environments, ransomware, cybersecurity risk, mergers and acquisitions, insider threats and industrial controls. We also offer response readiness assessments and tabletop exercises to help organizations test their incident preparedness and hone their skills. Additionally, we can help organizations evaluate their ability to detect and respond to attacks with red and purple team exercises and penetration testing, as well as a number of targeted assessment services covering specific components of the enterprise environment.

•Security transformation services. Our cyber threat intelligence and cyber defense operations transformation services help organizations build, develop, and mature their cyber defense capabilities by improve an organizations detection, response, containment and remediation capabilities. Mandiant Consulting provides hand-on support to design and implement and operate cyber threat intelligence and incident response processes and solutions within the existing security operations environment.

•Cybersecurity training. We offer instructor-led and self-paced online courses to our customers and channel partners through our training department and authorized training partners. Courses draw from the full spectrum of FireEye capabilities, including product knowledge, advanced cyber threat intelligence, frontline incident response expertise, red teaming and malware reversing from FireEye Mandiant.

•Mandiant Expertise-on-Demand. Expertise-on-demand is a flexible, pay-per-use access to our threat intelligence and expertise as microservices. Customers purchase packages of units based on their anticipated needs and use the units to access threat intelligence and Mandiant services, including our incident response retainer at pre-determined unit values. Unused units typically expire one year after purchase.

For contributions to total revenue by significant category of revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.
Our Technologies
We have developed proprietary technologies related to machine-based threat detection, behavioral analysis, virtual machine-based threat analysis, endpoint protection and containment, security validation, security orchestration, and automated extended detection and response. Our technologies leverage our frontline intelligence about threat actors’ tools and techniques, gathered through our incident response and security assessment engagements, the analysis of our machine-generated threat intelligence, and our network of security researchers, to adapt to new threats and changes in the threat environment. We use our technology in the delivery of our services, and believe these technologies, combined with our threat intelligence and security expertise, differentiate our products.

Advanced Threat Detection and Prevention Technologies. Our network, email, endpoint and cloud security solutions utilize multiple proprietary correlation and analytics engines, including our MalwareGuard and ExploitGuard machine-learning detection engines, behavior- and rules-based detection modules, signature matching engines and our proprietary, purpose-built MVX analysis engine.

We have built our detection, correlation and analysis technologies over 15 years of research and development, and we believe they represent a significant competitive advantage for us. Our advanced threat detection technologies can be deployed on a single integrated appliance, as a cloud-based service, or in a hybrid appliance/cloud architecture.

Advanced Endpoint Validation and Containment. Our endpoint security solution includes proprietary technologies that include (i) automatic creation of indicators of compromise coupled with rapid enterprise-wide search, (ii) a behavioral exploit detection and prevention engine, (iii) zero-day and common malware detection and prevention engines, (iv) forensic data capture and advanced forensics (v) rapid containment and investigation for connected and unconnected endpoints. Additionally, our endpoint technology can detect and alert on lateral movement and other misuse of credentials, detect live threat actor activity, and block credential theft and attempts to elevate privilege access.

Security Validation. Our security validation software includes proprietary agents or “actors” and a central analysis and reporting engine designed to assess security effectiveness by emulating real cyber attacks in production IT environments.

Automated Extended Detection and Response. Our XDR technology uses multiple AI and machine-learning capabilities, including integrated reasoning, dynamic scoping and reprioritization, and probabilistic mathematics, to mimic security experts’ judgement at machine-speed in the investigation, scoping and prioritizing of security alerts. The AI and machine-learning models are trained using Mandiant frontline intelligence and expertise to learn from, and adapt to, the evolving threat environment.

Evolved Security Architecture and Security Orchestration. Our products, SaaS solutions, and services are designed to operate as part of a comprehensive security architecture to defend organizations against today's cyber threats and minimize the business impact of cyber attacks through efficient security operations and validation of security effectiveness. The ability to monitor and inspect network and email traffic, as well as stored files and forensic data, cloud activity, and equipment configurations is critical to detecting cyber threats and reducing the risk of a costly cyber breach. We combine this visibility with our dynamic, contextual and strategic threat intelligence, case management tools and AI-based XDR engine to enable rapid, prioritized responses to critical alerts. Our SOAR tools and technologies integrate with Helix and our XDR solutions to extend security processes and response activities across the IT infrastructure.
Customers
Our customer base has grown to approximately 9,900 end-customers as of December 31, 2020, including more than 50% of the Forbes Global 2000. We provide security control products, SaaS solutions and services to customers of varying sizes, including enterprises, governmental agencies and educational and nonprofit organizations. Our customers include leading enterprises in a diverse set of industries, including telecommunications providers, financial services entities, software, technology and Internet companies, stock exchanges, electrical grid operators, networking vendors, oil and gas companies, healthcare and pharmaceutical companies and leading U.S. and international governmental agencies.
Our business is not dependent on any particular end-customer as no end-customer represented more than 10% of our total revenue for any of the years ended December 31, 2020, 2019 or 2018. For the years ended December 31, 2019 and 2018, one distributor represented 13% and 20%, respectively, of the Company's total revenue, but did not represent 10% or greater of the Company's total revenue for the year ended December 31, 2020, and one reseller represented 15%, 14% and 15%, respectively, of the Company's total revenue for the years ended December 31, 2020, 2019 and 2018. Additionally, another distributor represented 12% and 10%, respectively, of the Company's total revenue for the years ended December 31, 2020 and 2019, but did not represent 10% or greater of the Company's total revenue for the year ended December 31, 2018.
Backlog
Orders for our appliances products are typically shipped and billed in their entirety shortly after receipt of the order, even when the delivery term for the subscription or service extends over multiple periods. These amounts are included in deferred revenue, although the timing of revenue recognition for subscriptions and services may vary depending on the contractual service period or when services are rendered.

In certain instances, a customer may request periodic billing on a multi-period subscription or service contract or we may not have a contractual right to bill at period end. In these instances, the amount billed is included in deferred revenue and the amount to be billed in the future periods is included in backlog. Subscription and services backlog has historically represented less than 5% of our annual deferred revenue and revenue. As a result, we do not believe that our backlog at any particular time is meaningful because it does not represent a material component of future revenue in any given period.

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
We have also cultivated alliances with non-traditional partners to generate customer referrals and extend our technologies, services and sales coverage to new market segments. These relationships include relationships with technology companies, insurance providers, large systems integrators, and managed service providers, and we have engaged in joint solution development with leading providers of software engineering services, payment systems, and public cloud platforms.
As part of our FireEye product sales strategy, we often provide prospective customers with our on-premise and cloud security control products for a short-term evaluation period, typically ranging from one week to several months. During this period, the prospective customer conducts evaluations with the assistance of our sales engineers and members of our security research team. We believe that by providing proof of concept evaluations to potential customers, we are able to demonstrate the effectiveness of our solutions by identifying suspicious and potentially malicious content in their actual IT environments. For our cloud-based email security and endpoint security solutions, we allow customers to submit emails and other content previously scanned by their existing security provider for analysis by our advanced detection technologies.

As part of our strategy to increase adoption of our threat intelligence and the Mandiant Advantage platform and modules, we offer free access to publicly available threat intelligence enhanced with Mandiant threat scoring and other contextual information. The availability of additional information and features included with a paid subscription is shown to users within the platform to encourage paid upgrades.
Additionally, our Mandiant consultants use FireEye products and our validation and XDR solutions in their incident response and security consulting engagements, providing de facto proof of concept evaluations in the customer’s environment and often resulting in follow-on sales of our solutions.
Our sales cycle varies by industry and can be long and unpredictable, but is typical of large, complex enterprise sales cycles that can last several months or more. However, some transactions can close in a few weeks when an active breach is discovered.
Our sales organization is supported by sales engineers with deep technical domain expertise who are responsible for pre-sales technical support, solutions engineering for our customers, proof of concept work and technical training for our channel partners. Our sales engineers also act as the liaison between customers and our marketing and product development organizations. Our Customer Success organization is focused on improving our customers’ post-sales experience to increase customer satisfaction, retention and cross-selling.

Marketing. Our marketing is focused on fostering our thought leadership in cybersecurity, building our brand reputation and market awareness for our solutions, driving customer demand and a strong sales pipeline, and working with our channel and technology alliance partners around the globe. Our marketing team consists primarily of corporate marketing, product marketing, channel marketing, account/lead development, marketing operations, and corporate communications.

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

Our technology alliances accelerate the time to realize value from FireEye products and Mandiant solutions and help ease the complexity organizations face implementing and managing multi-layered, multi-vendor security solutions. Technology integrations between our solutions and those of our technology alliance partners are available for free download from the FireEye Market, our website that serves as a centralized resource for tools, product extensions, applications and plug-in software developed to extend our solutions and integrate our technologies, threat intelligence and security processes into existing security workflows.
Government Affairs
We maintain relationships with governments around the globe, both as a cybersecurity solutions provider and a trusted advisor. Our visibility into the threat landscape, knowledge of threat actors' activities, and thought leadership in defending against cyber threats has helped to shape legislative, regulatory, and policy frameworks to enhance governments’ individual and collective cyber posture. As part of this effort, we contribute to the evolving standard-making processes, help define best practices in various jurisdictions, and help organizations of all sizes and at all levels of government better understand the cyber threat landscape. We also help governments identify future needs and requirements and consider actionable policy recommendations to address critical cybersecurity challenges, from establishing international norms in cyberspace to defending critical infrastructure. Through these and related activities, we engage on the front lines of emerging cybersecurity-related public policy and use our knowledge and insight to improve the cybersecurity of our government and industry customers.
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
Research and Development
We invest substantial resources in research and development to develop new solutions, enhance our detection, analysis and correlation engines, expand our threat intelligence, build add-on functionality to our products, and improve our core technologies. We believe that adapting our hardware, software and cloud-based technologies to changes in the threat environment is critical to maintaining and expanding our leadership in the cybersecurity industry. We have prioritized investments in higher growth opportunities, including security validation, automated extended detection and response, and machine learning capabilities to provide threat intelligence, security effectiveness testing, unified reporting, and automated response features to customers in the Mandiant Advantage platform.
Our engineering teams have deep networking, security and data management expertise and work closely with our customers and our Mandiant consultants to identify current and future needs. Our Mandiant consultants use our products in their incident response and security assessment engagements and provide continual feedback to our engineering, product management and product marketing teams on product performance, detection efficacy, evasion techniques and attack trends. This continuous feedback mechanism allows us to adapt our security control products and SaaS solutions as the threat environment evolves.
In addition to our focus on platform development and enhancement, our research and development teams are focused on developing automation technologies using artificial intelligence and machine learning techniques to create learning systems that adapt to changes in the threat environment and generate efficiencies across our product and services offerings.
We maintain research and development activities across the globe with teams located in India, Ireland, Singapore and the United States.
Competition
We operate in the intensely competitive IT security market which is characterized by constant change and innovation. Changes in the threat landscape and broader IT infrastructures result in evolving customer requirements for cybersecurity. Several vendors have either introduced new products or incorporated features into existing products that compete with our solutions. Our current and potential future competitors fall into six general categories:

•large networking vendors such as Cisco and Juniper that may emulate or integrate security features similar to ours into their own products;

•large companies such as IBM, Oracle and HPE that have acquired security solutions and have the technical and financial resources to bring competitive solutions to the market;

•independent security vendors such as Palo Alto Networks, Proofpoint and CrowdStrike that offer products or features that claim to perform similar functions to our platform;

•small and large companies, including new market entrants, that offer niche security solutions that compete with some of the features present in our solutions;

•providers of traditional signature-based security solutions, such as McAfee; and

•other providers of security consulting services, including incident response and compromise assessment services.

As our market grows and a larger share of IT budgets is allocated to cybersecurity, it will attract more highly specialized vendors as well as larger technology vendors that may continue to acquire or bundle their products more effectively. The principal competitive factors in our market include:

•breadth and richness of the threat intelligence, including dynamic and contextual threat intelligence on cyber crime, cyber espionage, hacktivism, attacks on critical infrastructure and nation-state attacks;

•the ability to operationalize a combination of technology, intelligence and expertise necessary to enable organizations to combat the current threat landscape and rapidly adapt to changes;

•the ability to integrate with third-party IT and security providers to provide visibility and automate security processes across on-premise, remote, cloud, hybrid and critical infrastructure environments;

•the ability to measure, manage and communicate the effectiveness of security controls against relevant attacks;

•the availability of security expertise to augment internal resources with managed services, training, and on-demand consulting;

•the ability to consolidate features onto a single platform, thereby reducing the complexity of maintaining solutions from multiple vendors;

•ability to detect and prevent known and unknown threats using machine-learning, behavioral analysis, and other techniques, combined with the latest threat intelligence;

•flexible deployment options, including on-premise appliances, cloud-based software or a hybrid of both, as well as "as-a-service" options;
•scalability, throughput and overall performance of our detection and prevention technologies;

•brand awareness and reputation;

•strength and effectiveness of sales and marketing efforts;

•ease of use and customer experience; and

•price and total cost of ownership.

We believe we compete favorably with our competitors on the basis of these factors as a result of our intelligence and expertise from the frontlines, as well as the features and performance of our products, the ease of integration of our products in diverse IT environments, the breadth of our services, the integration of our SaaS solution offerings in our platform, the measurement and reporting capabilities of our validation technologies, and the reputation of our Mandiant consulting organization. However, many of our competitors have substantially greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets, deeper customer relationships, broader distribution, and larger and more mature intellectual property portfolios.
Intellectual Property
Our success depends in part upon our ability to protect our core technologies and intellectual property. We rely on, among other things, patents, trademarks, copyrights, database rights and trade secret laws, confidentiality safeguards and procedures, and employee non-disclosure and invention assignment agreements to protect our intellectual property rights. We file patent applications to protect our intellectual property and believe that the duration of our issued patents is sufficient when considering the expected lives of our products. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will result in patents of valuable breadth or applicability. In addition, any patents that may be issued may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. If we become more successful, we believe that competitors will be more likely to try to develop products that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our products infringe their proprietary rights. In particular, large and established companies in the cybersecurity industry have extensive patent portfolios and are regularly involved in both offensive and defensive litigation. From time-to-time, third parties, including certain of these large companies and non-practicing entities, may assert patent, copyright, trademark, and other intellectual property rights against us, our channel partners, our cloud platform providers, or our end-customers, whom our standard license and other agreements obligate us to indemnify against such claims. Successful claims of infringement by a third party, if any, could prevent us from distributing certain products or performing certain services, require us to expend time and money to develop non-infringing solutions, or force us to pay substantial damages (including, in the United States, treble damages if we are found to have willfully infringed patents), royalties or other fees. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights. See “Risk Factors— Risks Related to Intellectual Property and Technology Licensing— Claims by others that we infringe their proprietary technology or other rights could harm our business” for additional information.
Business Seasonality
For discussion of seasonal trends, see our quarterly results of operations discussion within "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.
Employees and Human Capital Management
We believe our ability to attract, engage and retain talent is necessary to drive achievement of our business objectives and ultimately realize our mission and vision. Doing the right thing for our customers and employees is a core value of our culture that we believe creates value for our shareholders. There are many things that define the culture of an organization – heritage, reputation, attitude, approach to execution, work ethic, and, most importantly, people. We seek out employees with qualities that facilitate high-quality results – those traits that give personal meaning to work and elevate our customers’ experiences. We believe that employees who feel appreciated create more satisfied customers, and we focus on improving and elevating our employees’ experiences at work. This means we are committed to providing a sense of belonging across our company that inspires everyone to respectfully speak-up, contribute their ideas, take action and be accountable. Our fundamental employee experience philosophies are:

–We emphasize our ONE TEAM culture of respect and inclusiveness.
–We make recognition an integral part of our culture.
–We care about our employees and their overall well-being.
–We reward extraordinary performance and results.
Employee demographics. As of December 31, 2020, we had approximately 3,400 employees, reflecting a global diversity of identity, background and experience.
Diversity, inclusion and belonging. We believe that diverse teams maximize their potential and bring with them diverse views, experiences and perspectives. We seek to integrate diversity and inclusion into the employee lifecycle, and are committed to providing a work environment that is free of discrimination and harassment, where our employees can do their best work, bring their full self to work, feel supported and in turn support others. We strive to create a working environment where everyone feels included and respected and has an equal opportunity to contribute and to maximize their potential. We have established a framework to drive diverse representation and inclusive behaviors across our company that includes actions to ensure equality of opportunity, increase diversity in our employee base, promote equality of pay across gender and ethnicity, and provide anti-bias training and education. We also seek to promote diversity and inclusion in our communities by supporting organizations that champion diversity and inclusion initiatives. In addition, we continue to invest in FireEye-sponsored programs such as Elevate, which offers training, mentoring and other resources to women leaders in cybersecurity, and partnerships with military and veterans organizations.

Compensation and benefits. We are committed to providing employees and their families with benefits packages that support physical, mental and financial well-being. Our intent is that any benefit plans offered by FireEye worldwide are regionally appropriate and competitive with other high-tech companies. In addition to the foundational rewards like competitive pay and benefits, we provide cash incentives, equity-based compensation and employee stock purchase programs where possible, generous paid time-off, including paid parental leave, professional development opportunities, and many other employee perks. We constantly review our pay practices and benefits to ensure we can hire the best employees possible. We also believe that equal pay is important to further advance diversity, inclusion and belonging in the workplace. In addition, we conduct an internal pay equity review each year which currently encompasses compensation analysis across gender globally as well as race and ethnicity categories in the U.S.

Our response to COVID-19. As part of our efforts to keep our employees safe and support efforts to slow the spread of COVID-19, we instituted a mandatory work-from-home policy for all but a small number of onsite essential personnel and we restricted travel to essential, “business-critical” needs. With the support and commitment of our employees, we were able to seamlessly pivot to a work-from-home model and continue protecting our customers without interruption. We believe open and on-going communications have been critical to maintaining our culture and productivity during the pandemic, and we hosted weekly update calls and created an internal website designed for this purpose. We also instituted multiple measures to maintain the health and well-being of our employees, while continuing to deliver our essential cybersecurity solutions to customers around the world. Specific measures included regular employee surveys to assess employee attitudes toward work location, “self-care days” to enable rest, volunteering, or family time, online training, wellness and support programs, and a stipend to office-based employees to assist in the functional set-up of their remote working environment. Our Pandemic Response Team continues to monitor conditions and mandates globally to ensure safe practices as the pandemic evolves.

Professional development and training. We believe that a culture that encourages continued learning and development creates an environment where great people want to work and contribute their best efforts. We also believe that great leadership is how organizations endure and excel. To help our leaders, individual contributors and teams reach their full potential, we offer extensive training and career development resources internally through our Learning and Development organization. These include leadership, soft skills, and technical training, coaching, and development consulting via traditional and non-traditional learning events, as well as free access to online learning platforms such as LinkedIn Learning. We also offer tuition reimbursement program for employees who wish to further their formal education. To reinforce our corporate culture of respect, diversity and inclusion, each employee is required to complete anti-harassment and privacy awareness training annually. In 2020, we added a course on Breaking Bias: The Neuroscience of Diversity, Inclusion and Belonging, to build awareness of cognitive bias and how it impacts day-to-day interactions, people, business and life decisions. We are investigating additional training resources to support our diversity, inclusion and belonging programs we expect to implement in 2021.

Communication and engagement. We strongly believe that our culture depends on our employees’ engagement and understanding of their contribution to the achievement of our strategic imperatives, vision and mission. Communicating powerfully and prolifically is a core competency in our ONE TEAM framework, and our senior leaders communicate regularly through a variety of channels, including quarterly all-hands meetings that are broadcast globally, weekly CEO updates, a monthly newsletter and regular “FireEye on a Mission” updates. We also enabled Yammer, the community and social interaction tool available in Office365, company-wide to address the need for more social and community interaction in our globally diverse workforce. We have many active Yammer communities, including communities hosted by our employee resource groups Eye on Veterans, Eye on Pride, and BOLD: Black Organization for Leadership and Development. In addition to prioritizing regular communications, we conduct regular employee surveys to seek feedback on what is going well and where we can focus our efforts to do more. Our annual company survey continues to surpass 80 percent participation rate each year, representing a wide cross segment of our employee population.

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
Summary

• If the IT security market does not continue to adopt our security solutions, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations and financial condition would be harmed.

• We have had operating losses each year since our inception, and may not achieve or maintain profitability in the future.

• We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.

• Real or perceived defects, errors or vulnerabilities in our products or services, the misconfiguration of our products, the failure of our products or services to block malware or prevent a security breach, or the failure of customers to take action on attacks identified by our products could harm our reputation and adversely impact our business, financial position and results of operations.

• Our results of operations may vary significantly from period to period, which could cause the trading price of our common stock to decline.

• If we are unable to retain our customers, renew and expand our relationships with them, and add new customers, we may not be able to sustain revenue growth and we may not achieve or maintain profitability in the future.

• We have experienced network or data security incidents in the past, and we may experience additional network or data security incidents in the future, which, whether actual, alleged or perceived, may harm our reputation, create liability and adversely impact our financial results.

• If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

• The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

• Sales of substantial amounts of our common stock in the public markets, or sales of our common stock by our executive officers and directors under Rule 10b5-1 plans, could adversely affect the market price of our common stock.

• The global COVID-19 pandemic could harm our business and results of operations.

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
We have incurred operating losses each year since our inception, including net losses of $207.3 million, $257.4 million and $243.1 million during the years ended December 31, 2020, 2019 and 2018, respectively. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.
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

Our competitors and potential competitors include large networking vendors such as Cisco Systems and Juniper Networks that may emulate or integrate security features similar to ours into their own products; large companies such as IBM, Oracle and HPE that have acquired security solutions in recent years and have the technical and financial resources to bring competitive solutions to the market; independent security vendors such as Palo Alto Networks, Proofpoint and CrowdStrike that offer products or features that claim to perform similar functions to our platform; small and large companies, including new market entrants, that offer niche security solutions that compete with some of the features present in our solutions; providers of traditional signature-based security solutions, such as Symantec and McAfee; and other providers of incident response and compromise assessment services. Other IT providers offer, and may continue to introduce, security features that compete with our platform, either in stand-alone security products or as additional features in their network infrastructure products. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:
•greater name recognition, longer operating histories and larger customer bases;
•larger sales and marketing budgets and resources;
•broader distribution and established relationships with channel and distribution partners and customers;
•greater customer support resources;
•greater resources to make acquisitions or enter into strategic partnerships;
•lower labor and research and development costs;
•larger and more mature intellectual property portfolios; and
•substantially greater financial, technical and other resources.
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

Because our products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their deployment. Our products also provide our customers with the ability to customize a multitude of settings, and it is possible that a customer could misconfigure our products or otherwise fail to configure our products in an optimal manner. Such defects and misconfigurations of our products could cause our products or services to be vulnerable to security attacks, cause them to fail to secure networks and detect and block threats, or temporarily interrupt the networking traffic of our customers. In addition, because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our products and services are unable to detect or prevent. Moreover, as our products and services are adopted by an increasing number of enterprises and governments, it is possible that the individuals and organizations behind advanced malware attacks will focus on finding ways to defeat our products and services. If this happens, our networks, products, services and subscriptions could be targeted by attacks specifically designed to disrupt our business and undermine the perception that our products and services are capable of providing superior IT security, which, in turn, could have a serious impact on our reputation as a provider of security solutions. For example, in the fourth quarter of 2020, we experienced an attack from a highly sophisticated threat actor which gained access to our networks and systems via trojanized updates to SolarWinds’ Orion IT monitoring and management software as further described below. In addition, defects or errors in our subscription updates or our products could result in a failure of our subscriptions to effectively update customers' hardware and cloud-based products. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing installed customer base, any of which could temporarily or permanently expose our customers’ networks, leaving their networks unprotected against the latest security threats. Moreover, our products must interoperate with our customers’ existing infrastructure, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, unanticipated failures could occur if a customer deploys our products in an untested configuration. Similarly, if we inadvertently update our products with an erroneous configuration or untested detection content, invalid detections or product downtime could occur. Any of these situations could result in negative publicity to us, damage to our reputation, declining sales, increased expenses and customer relations issues, and therefore adversely impact our business, financial position and results of operations.

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

Any real or perceived defects, errors or vulnerabilities in our products and services, or any other failure of our products and services to detect an advanced threat, could result in:

•a loss of existing or potential customers or channel partners;

•delayed or lost revenue and harm to our financial condition and results of operations;

•a delay in attaining, or the failure to attain, market acceptance;

•the expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate, or work around errors or defects, to address and eliminate vulnerabilities, or to identify and ramp up production with alternative third-party manufacturers;

•an increase in warranty and other claims, or an increase in the cost of servicing warranty and other claims, either of which would adversely affect our gross margins;

•harm to our reputation or brand; and

•claims and litigation, regulatory inquiries, or investigations, enforcement actions, and other claims and liabilities, all of which may be costly and burdensome and further harm our reputation.

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

Our results of operations have varied significantly from period to period, and we expect that our results of operations, including, but not limited to our GAAP and non-GAAP measures, will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•our ability to attract new and retain existing customers or sell additional solutions to our existing customers;
•our ability to offset decreases in appliance sales (and attached support) with increases in software, subscription and services sales;
•potential adverse impacts from our re-allocation of resources from our mature appliance-based products to our cloud security and platform solutions;
•changes in our mix of products, subscriptions and services sold, including changes in the average contract length for subscriptions and support;
•the timing and success of new platform, subscription or service introductions by us or our competitors;
•real or perceived reductions in the efficacy of our solutions by our customers or in the marketplace;
•budgeting cycles, seasonal buying patterns and purchasing practices of customers;
•the timing of new contracts or shipments of our products and length of our sales cycles;
•changes in customer, distributor or reseller requirements or market needs;
•changes in the growth rate of the IT security market, particularly the market for advanced threat detection and protection products, solutions that measure security effectiveness, or managed detection and response services;

•any change in the competitive landscape of the IT security market, including consolidation among our customers or competitors and strategic partnerships entered into by and between our competitors;
•deferral of orders from customers in anticipation of new products or product enhancements announced by us or our competitors;
•our ability to successfully and continuously expand our business domestically and internationally;
•reductions in customer retention rates for our subscriptions and support;
•decisions by organizations to purchase IT security solutions from larger, more established security vendors or from their primary IT equipment vendors;
•changes in our pricing policies or those of our competitors;
•any disruption in, or termination of, our relationships with channel partners;
•our inability to fulfill our customers’ orders due to supply chain delays or events that impact our manufacturers or their suppliers;
•the timing and costs related to the development or acquisition of technologies or businesses or strategic partnerships;
•the lack of synergy or the inability to realize expected synergies, resulting from acquisitions or strategic partnerships;
•our inability to execute, complete or integrate efficiently any acquisition that we may undertake;
•increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions we consummate;
•insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our products, subscriptions and services, or confronting our key suppliers, particularly our sole source suppliers, which could disrupt our supply chain;
•the cost and potential outcomes of future litigation;
•seasonality or cyclical fluctuations in our business;
•political, economic and social instability;
•public health crises, such as the COVID-19 pandemic, and related measures to protect the public health;
•future accounting pronouncements or changes in our accounting policies or practices;
•the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;
•the amount and timing of costs related to any cost reduction initiatives and the impact of such initiatives; and
•increases or decreases in our revenues and expenses caused by fluctuations in foreign currency exchange rates.

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

From the year ended December 31, 2010 to the year ended December 31, 2020, our revenue grew from $11.8 million to $941 million, which represents a compounded annual growth rate of approximately 55%. Although we have experienced rapid growth in the past, we may not continue to grow in the future. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•maintain, renew and expand our existing customer base;

•win new customers to our solutions;
•increase revenues from existing customers through increased use of our products, subscriptions and services within their organizations;
•improve the capabilities of our products and subscriptions through research and development;
•continue to develop our cloud-based solutions;
•maintain the rate at which customers purchase our subscriptions and support;
•continue to successfully expand our business domestically and internationally; and
•successfully compete with other companies.

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

When a customer purchases one or more of our threat prevention appliances, it must also purchase a subscription to our DTI cloud for a term of one to three years. Our DTI cloud enables security content updates and global sharing of threat intelligence uploaded by any of our customers’ cloud-connected FireEye appliances. We also offer additional cloud-based platforms such as our Email Threat Prevention, Mobile Threat Prevention and Threat Analytics Platforms and provide security solutions through our own and our co-branded security operation centers.

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

With respect to DTI, there may also be system or network interruptions if new or upgraded systems are defective or not installed properly. Moreover, interruptions in our subscription updates could result in a failure of our DTI cloud to effectively update customers’ hardware products and thereby leave our customers more vulnerable to attacks. Interruptions or failures in our service delivery could cause customers to terminate their subscriptions with us, could adversely affect our retention rates, and could harm our ability to attract new customers. Our business would also be harmed if our customers believe that our DTI cloud or other cloud-based products and services are unreliable.

In addition, we provide our cloud-based products and services through third-party data center hosting facilities located in the United States and other countries. While we control and have access to our servers and all of the components of our network that are located in our data centers, we do not control the operation of these hosting facilities. We rely on the owners or operators of these hosting facilities in maintaining the availability of their services, maintenance of their infrastructure, and in providing appropriate backup, disaster recovery and security measures. The owners of the data center hosting facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

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

Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisitions of Clean Communications Limited (d/b/a The Email Laundry) ("The Email Laundry"), X15 Software Inc ("X15"), Verodin, Inc. ("Verodin"), Cloudvisory LLC ("Cloudvisory") and Respond Software, Inc. (“Respond Software”).

The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete acquisitions that we target in the future. The risks we face in connection with acquisitions, including our acquisitions of The Email Laundry, X15, Verodin, Cloudvisory and Respond Software include:

•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•our ability to successfully achieve billings and revenue targets of acquired businesses;
•coordination of research and development and sales and marketing functions;
•integration of product and service offerings;
•retention of key employees from the acquired company;
•changes in relationships with strategic partners as a result of product acquisitions or strategic positioning resulting from the acquisition;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•integration of the acquired company’s accounting, management information, human resources and other administrative systems, as well as the acquired operations, technology and rights into our offerings, and any unanticipated expenses related to such integration;
•the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies;
•financial reporting, revenue recognition or other financial or control deficiencies of the acquired company that we don’t adequately address and that cause our reported results to be incorrect;
•liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;
•completing the transaction and achieving or utilizing the anticipated benefits of the acquisition within the expected timeframe, or at all;
•unanticipated write-offs or charges; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties which may differ from or be more significant than the risks our business faces.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of equity securities. For example, in October 2017, we issued 259,425 shares of common stock in connection with our acquisition of The Email Laundry; in January 2018, we issued 1,016,334 shares of common stock in connection with our acquisition of X15; in May 2019, we issued 8,404,609 shares of common stock in connection with our acquisition of Verodin and in November 2020, we issued 4,931,862 shares of common stock in connection with our acquisition of Respond Software.

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

To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:

•effectively hiring, training and integrating new employees, particularly members of our sales and management teams;
•further improving our key business applications, processes and IT infrastructure, including our data centers, to support our business needs;
•continuing to refine our ability to forecast our bookings, billings, revenues, expenses and cash flows;
•enhancing our information and communication systems to ensure that our employees and offices around the world are well coordinated and can effectively communicate with each other and our growing base of channel partners and customers;
•improving our internal control over financial reporting and disclosure controls and procedures to ensure timely and accurate reporting of our operational and financial results; and
•appropriately documenting and testing our IT systems and business processes.

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

On April 23, 2020, our board of directors approved a restructuring plan to streamline the Company’s operations to more closely align expenses to the Company’s projected revenue, position the Company for improved operating performance and allow the Company to increase investment in strategic growth areas of the business. This April 2020 restructuring plan resulted in the reduction of 6% of the Company’s workforce as well as the exiting and downsizing of certain real estate facilities and the impairment of certain assets and consisted of severance, other one-time termination benefits and other restructuring related costs. These charges are primarily cash-based and were recognized in the second quarter of 2020. This April 2020 restructuring plan reduced total non-GAAP operating expenses by more than $25 million in 2020 compared to 2019. In August 2020 and December 2020, we implemented additional restructuring plans, predominantly related to facilities and obsolete assets in order to position the Company for improved operating performance. These August and December 2020 restructuring plans resulted in the reduction of approximately 1% of the Company’s workforce. The actions associated with the April 2020 restructuring plan were completed by the end of the second quarter of 2020, the actions associated with the August 2020 restructuring plan were completed by the end of the third quarter of 2020 and the actions associated with the December 2020 restructuring plan were completed by the end of the fourth quarter of 2020. However, there may be adverse consequences related to such actions which include various charges for severance and severance-related costs and the loss of propriety information and in-house knowledge in connection with the planned reduction in our workforce. This type of restructuring activity may result in business disruptions and may not produce the full efficiency and cost reduction benefits anticipated. Further, the benefits may be realized later than expected and the cost of implementing these measures may be greater than anticipated. If these measures are not successful, we may need to undertake additional cost reduction efforts, which could result in future charges. Moreover, the restructuring plans may cause business disruptions with customers and elsewhere if our cost reduction efforts prove ineffective, and our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including the related charges and the impact of the related workforce reduction, could have a material adverse effect on our business, operating results and financial condition.

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

During the past year, we made a number of organizational changes. Leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. Our success depends in part on having a successful leadership team. If we cannot effectively manage the leadership transitions and management changes, it could make it more difficult to successfully operate our business and pursue our business goals.

In addition, we believe that it is important to establish and maintain a corporate culture that facilitates the maintenance and transfer of institutional knowledge within our organization and also fosters innovation, teamwork, a passion for customers and a focus on execution. Any of our organizational changes may result in a loss of institutional knowledge and cause disruptions to our business. In addition, if we are not successful in integrating new key employees into our organization, such failure could delay or hinder our product development efforts and the achievement of our strategic objectives, which could adversely affect our business, financial condition and results of operations.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products and enhancements to our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•develop or enhance our products and subscriptions;

•continue to expand our sales and marketing and research and development organizations;

•acquire complementary technologies, products or businesses;

•expand operations, in the United States or internationally;
•hire, train and retain employees; or

•respond to competitive pressures or unanticipated working capital requirements.

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

We were founded in 2004, and we shipped our first commercially successful solution for on-premises network security in 2008. Since then, we have continued to expand our offerings, both organically and through acquisitions, to address changes in the threat environment, evolving customer requirements, and the continued migration of workloads to cloud platforms. Acquired solutions included Mandiant Corporation’s endpoint threat detection, response and remediation products, advanced threat intelligence capabilities and incident response and security consulting services; Invotas International's security automation and orchestration functionality; iSIGHT Security's standalone threat intelligence subscriptions; Verodin’s security instrumentation platform; Cloudvisory’s cloud visibility application and Respond Software’s cybersecurity investigation automation. The markets for many of our acquired solutions are in the early stages of development and customer adoption remains limited. Additionally, most of our acquired solutions are sold as subscriptions, often to large enterprises or governments, and contract terms may vary significantly. The shift in sales mix from mature on-premise appliance-based solutions to cloud-based subscriptions in early-stage markets makes it difficult to evaluate our current business and prospects and plan for and model our future growth. We have encountered and will continue to encounter risks and uncertainties frequently encountered by emerging technology-based companies in developing markets.

If our assumptions regarding these risks and uncertainties are incorrect or change in response to changes in the IT security market, our results of operations and financial results could differ materially from our plans and forecasts. Although we have experienced rapid growth in the past, there is no assurance that such growth will continue. Any success we may experience in the future will depend in large part on our ability to, among other things:

•maintain and expand our customer base and the ways in which customers use our products and services;

•expand revenue from existing customers through increased or broader use of our products, subscriptions and services within their organizations;

•grow our revenues from software, subscriptions and recent offerings from acquisitions such as Verodin, Cloudvisory and Respond Software;

•convince customers to allocate a fixed portion of their annual IT budgets to our products and services;

•improve the performance and capabilities of our platform through research and development;

•effectively expand our business domestically and internationally; and

•successfully compete with other companies that currently provide, or may in the future provide, solutions like ours that protect against advanced cyber attacks, measure security effectiveness, or investigate and respond to attacks.

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

We are subject to U.S. federal, state, local and sales taxes in the United States and foreign income taxes, withholding taxes and transaction taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus and impacts of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period for which a determination is made.

Risks Related to Privacy and Data Protection

We have experienced network or data security incidents in the past, and we may experience additional network or data security incidents in the future, which, whether actual, alleged or perceived, may harm our reputation, create liability and adversely impact our financial results.

Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, ransomware, employee theft or misuse, accidental disclosure, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions) and add to the risks to our internal networks, cloud deployed enterprise and customer facing environments and the information they store and process. We also utilize third-party service providers to host, transmit, or otherwise process electronic data in connection with our business activities, including our supply chain processes, operations, and communications. We and/or our third-party service providers have faced and may continue to face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures have been and may continue to be subject to breaches or intrusions due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, including social engineering and employee and contractor error or malfeasance, and, as a result, an unauthorized party may obtain access to our systems, networks, or data. There have been and may continue to be significant software supply chain attacks, and we cannot guarantee that our or our third-party service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Techniques used to sabotage or obtain unauthorized access to systems and networks are constantly evolving and, in some instances, are not identified until or after they are launched against a target, and we may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential breaches of security. Furthermore, as a well-known provider of security solutions, we may be a more attractive target for such attacks. A breach in our data security or an attack against our service availability, or that of our third-party service providers, could impact our networks or networks secured by our products and subscriptions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks or those of our third-party service providers could be accessed, publicly disclosed, altered, lost, or stolen, which could result in a loss of intellectual property or loss of data and subject us to liability and cause us financial harm.

In the fourth quarter of 2020, we experienced an attack from a highly sophisticated threat actor, one whose discipline, operational security, and techniques lead us to believe it was a state-sponsored attack. Like numerous other public and private organizations affected by this attack, the threat actor gained access to our networks and systems via trojanized updates to SolarWinds’ Orion IT monitoring and management software. We conducted a comprehensive investigation in coordination with the Federal Bureau of Investigation and other key partners, including Microsoft. Our investigation identified that the attacker targeted and accessed certain Red Team assessment tools that we use to test our customers’ security. These tools mimic the behavior of many cyber threat actors and enable us to provide essential diagnostic security services to our customers and, if used or publicly disclosed by the threat actor, could be used to conduct additional attacks on us or other organizations. Our investigation also identified that, consistent with a nation-state cyber-espionage effort, the attacker was able to access certain of our internal systems and primarily sought information related to certain government customers. We notified affected customers and government agencies, as we deemed was required or appropriate. We have incurred costs to respond to this attack and may continue to incur costs to remediate and support our efforts to enhance our security measures.

There can be no assurance that we will be successful in preventing security breaches or other security incidents nor that we will be successful in mitigating their effects, despite the implementation of security measures for systems, networks, or data within our control. Similarly, there can be no assurance that our third-party service providers, distributors and other contractors will be successful in protecting our data on their systems or in protecting other systems upon which we may rely. Any actual, alleged or perceived breach of network security in our systems or networks, or any other actual, alleged or perceived data security incident we or our third-party service providers suffer, could result in damage to our reputation, negative publicity, loss of channel partners, customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as the costs to comply with any notification or other legal obligations resulting from any security incidents. Any of these negative outcomes could result in substantial costs and diversion of resources, distract management and technical personnel, adversely impact the market perception of our products and subscriptions and end-customer and investor confidence in our company and could seriously harm our business or operating results.

Although we maintain cyber liability insurance coverage that may cover certain liabilities in connection with security breaches and other security incidents, we cannot be certain our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms (if at all) or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.

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

For example, the EU General Data Protection Regulation ("GDPR"), which became fully effective on May 25, 2018, imposes more stringent data protection requirements than previously effective EU data protection law and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR requires, among other things, that personal data only be transferred outside of the EU to certain jurisdictions, including the United States, if steps are taken to legitimize those data transfers. We historically relied on the EU-U.S. and Swiss-U.S. Privacy Shield programs, and the use of model contractual clauses approved by the EU Commission, to legitimize these transfers. Both the EU-U.S. Privacy Shield and these model contractual clauses have been subject to legal challenge, however, and on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the U.S.-EU Privacy Shield framework that had been in place since 2016, which allowed companies like us to meet certain European legal requirements for the transfer of personal data from the European Economic Area (“EEA”) to the United States, and imposed additional obligations on companies when relying on the model clauses approved by the EU Commission. This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and may even require ad hoc verification of measures taken with respect to data flows. The CJEU decision requires us to take additional steps to legitimize any impacted personal data transfers, with its full impact uncertain at this time. The CJEU decision and related developments could result in increased costs of compliance and limitations on our customers and us. More generally, as a result of the CJEU decision or related developments, we may find it necessary or desirable to modify our data handling practices, and our practices relating to cross-border transfers of data or other data handling practices, or those of our customers and vendors, may be challenged our business, financial condition and operating results may be adversely impacted. Some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

Further, in June 2016, the United Kingdom ("U.K.") voted to leave the EU, commonly referred to as “Brexit,” which resulted in the U.K. exiting the EU on January 31, 2020, subject to a transition period ending December 31, 2020. Brexit could lead to further legislative and regulatory changes. The U.K. has implemented legislation that substantially implements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. Aspects of U.K. data protection laws and regulations, however, including with respect to the role of the U.K. Information Commissioner’s Office and regulation of data transfers to and from the U.K. in the medium to longer term, remain unclear.

California enacted legislation in 2018, the California Consumer Privacy Act (“CCPA”), that became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Aspects of the CCPA and its interpretation remain unclear. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses.

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

Risks Related to Sales of Our Products, Subscriptions and Services

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

Our growth strategy is dependent, in part, upon increasing sales of our solutions to large enterprises and governments. Sales to large customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller entities. These risks include:

•increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us;
•more stringent or costly requirements imposed upon us in our support service contracts with such customers, including stricter support response times and penalties for any failure to meet support requirements;

•more complicated implementation processes;
•longer sales cycles and the associated risk that substantial time and resources may be spent on a potential customer that ultimately elects not to purchase our platform or purchases less than we hoped;
•closer relationships with, and dependence upon, large technology companies who offer competitive products; and
•more pressure for discounts and write-offs.

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

Sales to U.S. federal, state, and local governmental agencies have accounted for, and may in the future account for, a significant portion of our revenue. Sales to such government entities are subject to the following risks:

•selling to governmental agencies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;

•government certification requirements applicable to our products may change and, in doing so, restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification;

•government demand and payment for our products and services may be impacted by government shutdowns, public sector budgetary cycles, contracting requirements and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services;

•we sell our platform to governmental agencies through our indirect channel partners, and these agencies may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations;

•governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our platform, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit were to uncover improper or illegal activities; and

•governments may require certain products purchased by it to be manufactured in the United States and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements, affecting our ability to sell these products to governmental agencies.

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

Risks Related to Intellectual Property and Technology Licensing

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

We believe that our intellectual property is an essential asset of our business. We rely on a combination of patent, copyright, trademark, database rights, and trade secret laws, as well as confidentiality procedures and contractual provisions, to establish and protect our intellectual property rights in the United States and abroad. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and our trademarks, copyrights and patents may be held invalid or unenforceable. Any U.S. or other patents issued to us may not be sufficiently broad to protect our proprietary technologies, and given the costs of obtaining patent protection, we may choose not to seek patent protection for certain of our proprietary technologies. We may not be effective in policing unauthorized use of our intellectual property, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive, could divert management’s attention and may result in a court determining that our intellectual property rights are unenforceable. If we are not successful in cost-effectively protecting our intellectual property rights, our business, financial condition and results of operations could be harmed.

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

Risks Related to Our Supply Chain

Because we depend on a limited number of manufacturers to build our appliance products, we are susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping customer orders on time, or on a cost-effective basis, which may result in the loss of sales and customers.

We depend on a limited number of third-party manufacturers, primarily Flextronics Telecom Systems, Ltd., as sole source manufacturers for our appliance products. Our reliance on third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply, upgrades and expansions and timing. Any manufacturing disruption by these third-party manufacturers could severely impair our ability to fulfill orders on time. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these manufacturers suffer delays or disruptions for any reason, experience increased manufacturing lead-times, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers would be severely impaired, and our business and results of operations would be harmed.

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

Managing the supply of our appliance products and their components is complex. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Our third-party manufacturers procure components and build our appliance products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue forecasts for components and products that are non-cancelable and non-returnable.

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

Because some of the key components in our appliance products come from limited sources of supply, we are susceptible to supply shortages or supply changes, which could disrupt or delay our scheduled product deliveries to our customers and may result in the loss of sales and customers.

Our appliance products rely on key components, including a motherboard and chassis, which our third-party manufacturers purchase on our behalf from a sole source provider. The manufacturing operations of some of our component suppliers are geographically concentrated in Asia, which makes our supply chain vulnerable to regional disruptions. A localized health risk affecting employees at these facilities, such as the current COVID-19 pandemic, or the spread of a pandemic influenza, could impair the total volume of components that we are able to obtain, which could result in substantial harm to our results of operations. Similarly, a fire, flood, earthquake, tsunami or other disaster, condition or event such as political instability, terrorist act, civil unrest or a power outage that adversely affects any of these component suppliers’ facilities could significantly affect our ability to obtain the components needed for our products, which could result in a substantial loss of sales and revenue and a substantial harm to our results of operations.

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

Risks Related to Operations Outside the United States

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

Additionally, our international sales and operations are subject to a number of risks, including the following:

•greater difficulty in enforcing contracts and managing collections, as well as longer collection periods;

•higher costs of doing business internationally, including costs incurred in establishing and maintaining office space and equipment for our international operations;

•fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business, such as the British Pound Sterling, which experienced a sharp decline in value compared to the U.S. dollar and other currencies;

•management communication and integration problems resulting from cultural and geographic dispersion;

•risks associated with trade restrictions and foreign legal requirements, including any importation, certification, and localization of our platform that may be required in foreign countries and any changes in trade relations and restrictions;

•greater risk of unexpected changes in foreign and domestic regulatory practices, tariffs and tax laws and treaties, including regulatory and trade policy changes;

•compliance with anti-bribery laws, including, without limitation, compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act and the U.K. Bribery Act 2010, violations of which could lead to significant fines, penalties and collateral consequences for our Company;

•heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

•the uncertainty of protection for intellectual property rights in some countries;

•foreign exchange controls or tax regulations that might prevent us from repatriating cash earned outside the United States;

•general economic, political and social conditions in these foreign markets, including the perception of doing business with U.S. based companies and changes in regulatory requirements that impact our operating strategies, access to global markets or hiring;

•political and economic instability in some countries, such as those caused by the 2016 U.S. presidential election and the withdrawal of the United Kingdom from the European Union, commonly referred to as "Brexit";

•increased exposure to public health issues such as the current COVID-19 pandemic, and related industry and governmental actions to address these issues; and

•double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate.

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

For example, Brexit could also lead to further legislative and regulatory changes. A Data Protection Act that substantially implements the GDPR has been implemented in the United Kingdom, effective in May 2018 and subject to additional statutory amendments in 2019 to further align such Data Protection Act with the GDPR. It is unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated. In particular, the United Kingdom’s exit from the EU to effectuate Brexit could require us to make additional changes to the way we conduct our business and transmit data from the EU into the United Kingdom.

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

We have substantial existing indebtedness. In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the "Series A Notes") and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the "Series B Notes" and, together with the Series A Notes, the "2035 Notes"). During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (the "2024 Notes" and, together with the 2035 Notes, the "convertible notes") and repurchased approximately $340.2 million aggregate principal amount of certain of the 2035 Notes. As a result, as of December 31, 2020, we had approximately $1.1 billion aggregate principal amount of convertible notes outstanding.

The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:

•we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•a substantial portion of our cash flows from operations in the future may be required for the payment of the principal amount of our existing indebtedness when it becomes due; and

•we may elect to make cash payments upon any conversion of the convertible notes, which would reduce our cash on hand.

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

Risks Related to Ownership of Our Series A Convertible Preferred Stock

The holders of Series A Convertible Preferred Stock may exercise influence over us, including through their ability to designate a member of our board of directors

The holders of Series A Convertible Preferred Stock are generally entitled to vote with the holders of the shares of common stock on all matters submitted for a vote of holders of shares of common stock (voting together with the holders of shares of common stock as one class) on an as-converted basis, subject to certain Nasdaq voting limitations, if applicable. Additionally, the consent of the holders of a majority of the outstanding shares of Series A Convertible Preferred Stock is required for so long as any shares of the Series A Convertible Preferred Stock remain outstanding for (i) amendments to our organizational documents that have an adverse effect on the holders of Series A Convertible Preferred Stock and (ii) issuances by us of securities that are senior to, or equal in priority with, the Series A Convertible Preferred Stock. In addition, for so long as 25% of the Series A Convertible Preferred Stock issued in connection with the Securities Purchase Agreement with BTO Delta Holdings DE L.P., an investment vehicle of funds affiliated with The Blackstone Group Inc. (“Blackstone”), and the Securities Purchase Agreement with ClearSky Security Fund I LLC and ClearSky Power & Technology Fund II LLC (together, the “Series A Securities Financing Agreements”) remains outstanding, consent of the holders of a majority of the outstanding shares of Series A Convertible Preferred Stock will be required for (A) any change to the size of our board of directors, (B) any voluntary dissolution, liquidation, bankruptcy, winding up or deregistration or delisting, and (C) incurrence by us of net debt in excess of $350,000,000.

Additionally, pursuant to the applicable Series A Securities Financing Agreement, Blackstone has the right to nominate for election one member to our board of directors for so long as Blackstone holds 65% of the Series A Convertible Preferred Stock. The director designated by Blackstone is entitled to serve on committees of our board of directors, subject to applicable law and Nasdaq rules. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the director designated by Blackstone may differ from the interests of our security holders as a whole or of our other directors.

As a result, the holders of Series A Convertible Preferred Stock have the ability to influence the outcome of certain matters affecting our governance and capitalization. The sponsors of the holders of Series A Convertible Preferred Stock are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business, and they may have interests that diverge from, or even conflict with, those of our other shareholders. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Our obligations to the holders of Series A Convertible Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

Our Series A Convertible Preferred Stock has rights, preferences, and privileges that are not held by, and are preferential to, the rights of holders of our Common Stock, which could adversely affect our liquidity and financial condition.

The holders have the right under the Series A Certificate of Designation to receive a liquidation preference entitling them to be paid an amount per share equal to the greater of (i) $1,000 per share, plus all accrued and unpaid dividends and (ii) the amount that the holder of Series A Convertible Preferred Stock would have been entitled to receive at such time if the Series A Convertible Preferred Stock were converted into common stock. In addition, the holders are entitled to dividends on the original purchase price of $1,000 per share at a rate of 4.5% per annum, that (i) for the first three years after December 11, 2020, or the Series A closing date, will be paid in-kind, and (ii) after the third anniversary of the Series A closing date, will, at the Company’s election either be paid in cash, or, if not, will accrue and accumulate, in each case, accruing daily and paid quarterly in arrears. The holders are also entitled to participate in dividends declared or paid on the common stock on an as-converted basis.

The Series A Convertible Preferred Stock will rank junior to all of our liabilities in the event of a bankruptcy, liquidation or winding-up.

In the event of bankruptcy, liquidation or winding-up, our assets will be available to pay obligations on the Series A Convertible Preferred Stock only after all of our liabilities have been paid. In addition, the Series A Convertible Preferred Stock effectively ranks junior to all existing and future liabilities of our subsidiaries. In the event of bankruptcy, liquidation or winding-up, there may not be sufficient assets remaining, after paying our liabilities, to pay amounts due on the Series A Convertible Preferred Stock.

An active trading market for the Series A Convertible Preferred Stock does not exist and may not develop.

The Series A Convertible Preferred Stock has no established trading market and is not listed on any securities exchange. Since the Series A Convertible Preferred Stock has no stated maturity date, investors seeking liquidity will be limited to selling their shares in the secondary market. We cannot assure you that an active trading market in the Series A Convertible Preferred Stock will develop and, even if it develops, we cannot assure you that it will last. In either case, the trading price of the Series A Convertible Preferred Stock could be adversely affected and holders’ ability to transfer shares of Series A Convertible Preferred Stock will be limited.

The market price of the Series A Convertible Preferred Stock will be directly affected by the market price of our common stock, which may be volatile.

To the extent that a secondary market for the Series A Convertible Preferred Stock develops, we believe that the market price of the Series A Convertible Preferred Stock will be significantly affected by the market price of our common stock. We cannot predict how shares of our common stock will trade in the future. This may result in greater volatility in the market price of the Series A Convertible Preferred Stock than would be expected for nonconvertible preferred stock.

The market price of our common stock will likely fluctuate in response to a number of factors, including the following:

•actual or anticipated quarterly fluctuations in our operating and financial results;

•developments related to investigations, proceedings or litigation that involves us;

•changes in financial estimates and recommendations by financial analysts;

•dispositions, acquisitions and financings;

•additional issuances by us of common stock;

•additional issuances by us of other series or classes of preferred stock;

•actions of our common stockholders, including sales of common stock by stockholders and our directors and executive officers;

•changes in the ratings of other of our securities;

•fluctuations in the stock price and operating results of our competitors;

•government reactions to current economic and market conditions; and

•regional, national and global political and economic conditions and other factors.

The market price of our common stock may also be affected by market conditions affecting the stock markets in general, including price and trading fluctuations on Nasdaq. These conditions may result in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, the common stock and (ii) sales of substantial amounts of the common stock in the market, in each case that could be unrelated or disproportionate to changes in our operating performance.

These broad market fluctuations may adversely affect the market prices of our common stock, and, in turn, the Series A Convertible Preferred Stock.

In addition, we expect that the market price of the Series A Convertible Preferred Stock will be influenced by yield and interest rates in the capital markets and our perceived creditworthiness.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock or the Series A Convertible Preferred Stock and may negatively impact the holders’ investment.

Except in certain circumstances, we are not restricted from issuing additional shares of common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our common stock or Series A Convertible Preferred Stock could decline as a result of sales of a large number of shares of common stock or Series A Convertible Preferred Stock or similar securities in the market or the perception that such sales could occur. For example, if we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

In addition, each share of Series A Convertible Preferred Stock will initially be convertible at the option of the holder thereof into shares of our common stock. The conversion of some or all of the Series A Convertible Preferred Stock will dilute the ownership interest of our existing common stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of the outstanding shares of our common stock and Series A Convertible Preferred Stock. In addition, the existence of our Series A Convertible Preferred Stock may encourage short selling or arbitrage trading activity by market participants because the conversion of our Series A Convertible Preferred Stock could depress the price of our equity securities. As noted above, a decline in the market price of the common stock may negatively impact the market price for the Series A Convertible Preferred Stock.

The Series A Convertible Preferred Stock is subject to conversion at our option in certain circumstances after December 11, 2023 based on the trading price of our common stock.

At any time after the third anniversary of the Series A closing date, if the closing price of the common stock is at least 175% of the conversion price for at least 20 trading days during the 30 consecutive trading days immediately preceding the date we notify the holders of our election to convert, we will be entitled, but not required, to convert the Series A Convertible Preferred Stock, in whole but not in part, into common stock. Following any such conversion, a holder will no longer be entitled to the dividend or other rights associated with the Series A Convertible Preferred Stock.

The Series A Convertible Preferred Stock has not been rated.

The Series A Convertible Preferred Stock has not been rated by any nationally recognized statistical rating organization. This may affect the market price of the Series A Convertible Preferred Stock.

The Series A Convertible Preferred Stock may only be redeemed at the option of the holder in limited circumstances.

The shares of Series A Convertible Preferred Stock, unlike indebtedness, will not give rise to a claim for payment of a principal amount at a particular date. As a result, holders of the Series A Convertible Preferred Stock may be required to bear the financial risks of an investment in the Series A Convertible Preferred Stock for an extended period of time. Holders have limited rights to require us to redeem the Series A Convertible Preferred Stock. Therefore, holders should be aware that they may be required to bear the financial risks of an investment in the Series A Convertible Preferred Stock for an extended period of time.

The conversion rate of the Series A Convertible Preferred Stock may not be adjusted for all dilutive events that may adversely affect the market price of the Series A Convertible Preferred Stock or the common stock issuable upon conversion of the Series A Convertible Preferred Stock.

The number of shares of our common stock that holders are entitled to receive upon conversion of a share of Series A Convertible Preferred Stock is subject to adjustment for certain events arising from increases in dividends or distributions in common stock, subdivisions, splits, and combinations of the common stock, certain issuances of stock purchase rights, options or warrants distributed in connection with a stockholder rights plan, self-tender offers and exchange offers, cash dividends or distributions, and certain other actions by us that modify our capital structure. See “Description of Capital Stock — Series A Convertible Preferred Stock.” We will not adjust the conversion rate for other events, including the issuance of common stock pursuant to plans for reinvestment of dividends or interest, options or rights to purchase such shares pursuant to benefit plans or employee agreements, any option, warrant, right, or exercisable, exchangeable or convertible security or for a change in the par value of the common stock. There can be no assurance that an event that adversely affects the value of the Series A Convertible Preferred Stock, but does not result in an adjustment to the conversion rate, will not occur. Further, if any of these other events adversely affects the market price of our common stock, it may also adversely affect the market price of the Series A Convertible Preferred Stock. In addition, we are not restricted from offering common stock in the future or engaging in other transactions that may dilute our common stock.

If our common stock is delisted, your ability to transfer or sell your shares of the Series A Convertible Preferred Stock, or common stock upon conversion, may be limited and the market value of the Series A Convertible Preferred Stock will be materially adversely affected.

The terms of the Series A Convertible Preferred Stock do not protect you if our common stock is delisted. Because the Series A Convertible Preferred Stock has no stated maturity date, holders may be forced to elect between converting their shares of the Series A Convertible Preferred Stock into illiquid shares of our common stock or holding their shares of the Series A Convertible Preferred Stock and receiving stated dividends on the stock when, as and if authorized by the board of directors and declared by us with no assurance as to ever receiving the liquidation preference. Accordingly, if the common stock is delisted, the holders’ ability to transfer or sell their shares of the Series A Convertible Preferred Stock, or common stock upon conversion, may be limited and the market value of the Series A Convertible Preferred Stock will be materially adversely affected.

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

The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•whether our results of operations, and in particular, our revenue growth rates, meet the expectations of securities analysts or investors;

•actual or anticipated changes in the expectations of investors or securities analysts, whether as a result of our forward-looking statements, our failure to meet such expectation or otherwise;

•announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•changes in how customers perceive the effectiveness of our platform in protecting against advanced cyber attacks or other reputational harm;

•publicity concerning cyber attacks in general or high profile cyber attacks against specific organizations;

•price and volume fluctuations in the overall stock market from time to time;

•significant volatility in the market price and trading volume of technology and/or growth companies in general and of companies in the IT security industry in particular;

•fluctuations in the trading volume of our shares or the size of our public float;

•actual or anticipated changes or fluctuations in our results of operations;

•litigation involving us, our industry, or both;

•regulatory developments in the United States, foreign countries or both;

•general economic conditions and trends;

•natural disasters or other catastrophic events;

•public health crises and related measures to protect the public health, such as the COVID-19 pandemic;

•actual or perceived security breaches that we or our service providers may suffer;

•sales of large blocks of our common stock or substantial future sales by our directors, executive officers, employees and significant stockholders; and

•departures of key personnel.

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

The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans, conversion of our convertible notes, conversion of the Series A Convertible Preferred Stock or otherwise will dilute all other stockholders.

Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans, the conversion of our convertible notes or otherwise. For example, in October 2017, we issued 259,425 shares of common stock in connection with our acquisition of The Email Laundry; in January 2018, we issued 1,016,334 shares of common stock in connection with our acquisition of X15; in May 2019, we issued 8,404,609 shares of common stock in connection with our acquisition of Verodin, in November 2020, we issued 4,931,862 shares of common stock in connection with our acquisition of Respond Software. In addition, we issued $920.0 million aggregate principal amount of 2035 Notes, of which approximately $483.4 million aggregate principal remains outstanding, and we issued $600.0 million aggregate principal amount of the 2024 Notes during the three months ended June 30, 2018. In December 2020, we issued 400,000 shares of Series A Convertible Preferred Stock. Any future issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our Company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•the requirement that a special meeting of stockholders may be called only by our board of directors, the chairperson of our board of directors, our Chief Executive Officer or our President (in the absence of a Chief Executive Officer), which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business (including our classified board structure) or certain provisions of our amended and restated bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt;

•the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquiror to amend the bylaws to facilitate an unsolicited takeover attempt; and

•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

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

Risks Related to Potential Catastrophic Events

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

Natural disasters or other catastrophic events, including earthquakes, fires, floods, significant power outages, telecommunications failures, outbreak of pandemic or contagious diseases (including, but not limited to, the current COVID-19 pandemic) and cyber attacks, may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a material adverse impact on our business, results of operations, and financial condition. Our corporate headquarters and some of our servers hosting our cloud services are located in California, a region known for seismic activity. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a natural disaster or other catastrophic event. In addition, natural disasters and other catastrophic events could affect our supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In the event that our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, acts of terrorism, armed conflicts and other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our financial results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, the loss of customers or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

General Risk Factors

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

We are subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act ("Section 404"), enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management's report for fiscal 2020 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.

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

While we were able to determine in our management's report for fiscal 2020 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest to the effectiveness of our internal controls or determine we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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
Holders of Record
As of December 31, 2020, there were 124 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the cumulative total return of our common stock with the total return for the Standard & Poor's 500 Index and the Standard & Poor's Information Technology Index from December 31, 2015 through December 31, 2020. The graph assumes that $100 was invested on December 31, 2015 in our common stock, the Standard & Poor's 500 Index and the Standard & Poor's Information Technology Index, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among FireEye, Inc., the S&P 500 Index and the S&P Information Technology Index

$350
$300
$250
$200
$150
$100
$50
$—
12/15
12/16
12/17
12/18
12/19
12/20
FireEye, Inc.
S&P 500
S&P Information Technology

	12/15	12/16	12/17	12/18	12/19	12/20
FireEye, Inc.	$100.00	$57.38	$68.47	$78.16	$79.70	$111.19
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
S&P Information Technology	$100.00	$113.85	$158.06	$157.60	$236.86	$340.83
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
Issuer Purchases of Equity Securities
No shares of our common stock were repurchased during the three months ended December 31, 2020.
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
The statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the balance sheet data as of December 31, 2020 and 2019 are derived from our audited financial statements appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The statements of operations for the years ended December 31, 2018 and 2017 and the balance sheet data as of December 31, 2018, 2017 and 2016 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product, subscription and support	$724,945	$708,836	$687,382	$645,965	$584,885
Professional services	215,639	180,316	143,568	133,683	121,110
Revenue:	$940,584	$889,152	$830,950	$779,648	$705,995
Cost of revenue:(1)	334,027	308,892	272,475	271,647	271,083
Total gross profit	606,557	580,260	558,475	508,001	434,912
Operating expenses:(1)
Research and development	252,771	271,326	254,142	243,273	279,594
Sales and marketing	380,998	396,822	380,962	379,278	437,519
General and administrative	101,452	111,881	105,773	125,549	139,791
Restructuring charges	26,507	10,265	—	—	27,630
Total operating expenses	761,728	790,294	740,877	748,100	884,534
Operating loss	(155,171)	(210,034)	(182,402)	(240,099)	(449,622)
Interest income	11,325	22,017	16,033	9,323	6,582
Interest expense	(60,066)	(61,927)	(56,426)	(49,766)	(47,869)
Other expense, net	(497)	(1,775)	(14,804)	(10)	(3,247)
Loss before income taxes	(204,409)	(251,719)	(237,599)	(280,552)	(494,156)
Provision for (benefit from) income taxes	2,894	5,690	5,524	4,632	(8,721)
Net loss	$(207,303)	$(257,409)	$(243,123)	$(285,184)	$(485,435)
Dividend on series A convertible preferred stock	$(1,050)	$—	$—	$—	$—
Accretion of series A convertible preferred stock	$(4,653)	$—	$—	$—	$—
Net loss attributable to common stockholders, basic and diluted	$(213,006)	$(257,409)	$(243,123)	$(285,184)	$(485,435)
Net loss per share attributable to common stockholders, basic and diluted	$(0.95)	$(1.24)	$(1.27)	$(1.60)	$(2.97)
Weighted-average shares used to compute net loss per share	223,308	207,234	190,803	177,757	163,211

(1)    Includes stock-based compensation expense as follows:

	2020	2019	2018	2017	2016
	(In thousands)
Stock-Based Compensation Expense:
Cost of product, subscription and support revenue	$16,393	$14,905	$14,178	$18,249	$16,684
Cost of professional services revenue	18,695	13,972	14,184	14,407	15,219
Cost of revenue	35,088	28,877	28,362	32,656	31,903
Research and development	45,867	45,476	49,503	56,720	64,755
Sales and marketing	49,662	49,198	47,592	46,766	57,750
General and administrative	25,176	29,966	28,218	30,194	43,343
Restructuring	314	—	—	—	1,144
Total stock-based compensation expense	$156,107	$153,517	$153,675	$166,336	$198,895

	As of December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$676,454	$334,603	$409,829	$180,891	$223,667
Total assets	3,245,882	2,890,486	2,696,078	2,458,837	2,526,092
Total deferred revenue	956,457	974,567	934,828	910,100	927,749
Total long-term debt	960,896	893,273	962,577	779,578	741,980
Total stockholders’ equity	732,904	701,666	650,394	632,216	710,006

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion focuses on our 2020 and 2019 financial condition and results of operations, including comparisons of the years ended December 31, 2020 and 2019. For discussion and analysis related to our financial condition and results of operations for fiscal year 2018, including comparisons of the years ended December 31, 2019 and 2018, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2019, which was filed with the Securities and Exchange Commission on February 21, 2020.
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
Overview
We provide a broad portfolio of cybersecurity products, SaaS solutions and services that allow organizations to prepare for, prevent, respond to, investigate and remediate cyber attacks. Our product, subscription and support solutions include security controls for network, email, endpoint and cloud security, forensics solutions, our extended detection and response (XDR) SaaS solution, our security validation SaaS solution, threat intelligence and analytics solutions, our Helix security operations platform, and managed services. Our products, SaaS solutions and managed services are complemented by our technology-enabled Mandiant consulting services, including incident response, security assessment and transformation services, training and education services and expertise on demand.
In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a global pandemic. We operate in geographic locations that have been impacted by COVID-19. The pandemic has impacted, and could further impact, our operations and the operations of our customers as a result of quarantines, various local, state and federal government public health orders, facility and business closures, and travel and logistics restrictions. While we instituted a global work-from-home policy and restricted employee travel to essential, business-critical trips toward the end of the first quarter of 2020, we were able to maintain strong customer relationships and deliver our technology-enabled managed and professional services to customers without interruption. As a result, we did not incur significant disruptions to our operations during the year ended December 31, 2020.
We anticipate governments and businesses may take additional actions or extend existing actions to respond to the risks of the COVID-19 pandemic. We continue to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. Although we are unable to predict the impact of the COVID-19 pandemic on our business, results of operations, liquidity or capital resources at this time, we expect we may be negatively affected if the pandemic and related public health measures result in substantial manufacturing or supply chain problems, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, delays in payment, restrictions on the shipment of our products, or other ramifications from the COVID-19 pandemic. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
On April 23, 2020, the Board of Directors of the Company approved a restructuring plan to streamline the Company’s operations to more closely align expenses to the Company’s projected revenue, position the Company for improved operating performance and allow the Company to increase investment in strategic growth areas of the business. This April 2020 restructuring plan resulted in the reduction of 6% of the Company’s workforce as well as the exiting and downsizing of certain real estate facilities and the impairment of certain assets and consisted of severance, other one-time termination benefits and other restructuring related costs. These charges are primarily cash-based and have been recognized in the second quarter of 2020. This restructuring reduced total non-GAAP operating expenses by more than $26 million in 2020 compared to 2019. In August 2020 and in December 2020, we implemented additional restructuring plans, predominantly related to facilities and obsolete assets in order to position the Company for improved operating performance. These August and December 2020 restructuring plans resulted in the reduction of approximately 1% of the Company’s workforce. The actions associated with the April 2020 restructuring plan were completed by the end of the second quarter of 2020 and the actions associated with the August 2020 and December 2020 restructuring plans were completed by the end of the third and fourth quarters of 2020, respectively.
Our Business Model
We generate revenue from sales of FireEye products, our Mandiant SaaS and managed services and our Mandiant professional services. We disaggregate our revenue into two main categories: (i) product, subscription, and support and (ii) professional services. For the years ended December 31, 2020, 2019 and 2018, product, subscription and support revenue as a percentage of total revenue was 77%, 80% and 83%, respectively. Revenue from professional services was 23%, 20% and 17% of total revenue for December 31, 2020, 2019 and 2018, respectively. We further disaggregate revenue in the Product, subscription and support category into the Product and related subscription and support sub-category and Platform, cloud subscription and managed services sub-category.

Product, subscription and support

Within the product, subscription and support category, we provide supplemental data to distinguish between sales of our security control product solutions that are deployed on-premise (or in hybrid on-premise/private cloud configurations), and sales of our platform, cloud-based subscriptions and managed detection and response services. Security control product solutions deployed on-premise (or in hybrid on-premise/private cloud configurations) are included in the product and related subscription and support sub-category. Our security validation, Helix security operations platform, cloud-based security control products and cloud visibility solutions, detection-on-demand, threat intelligence subscriptions and detection and response managed services are included in the platform, cloud subscription and managed services sub-category. For the years ended December 31, 2020, 2019 and 2018, product and related subscription and support revenue as a percentage of total revenue was 45%, 53% and 60%, respectively. Revenue from platform, cloud subscription and managed services as a percent of total revenue was 32%, 27% and 23% for the years ended December 31, 2020, 2019 and 2018, respectively.
Sales of our products, SaaS solutions and managed services initially increase our deferred revenue. Deferred revenue from our product, subscription and support sales totaled $845.3 million and $878.2 million as of December 31, 2020 and 2019, respectively. The decrease in deferred revenue from our product, subscription and support sales was due primarily to a decrease in sales of our appliance hardware and attached DTI cloud and support subscriptions compared with prior periods.
    Product and related subscription and support sub-category
Revenue in the product and related subscription and support sub-category consists primarily of revenue from sales of our network, email and endpoint security solutions that are deployed on the customer's premise, either as an integrated security appliance or in distributed hybrid on-premise/private cloud configurations. Both deployment options are available on pre-configured appliance hardware or as virtual (software) sensors and include our detection and MVX analysis technologies, our DTI cloud updates and support services.
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
Our network and email security solutions can also be deployed on pre-configured appliance hardware purpose-built for our solutions. Integrated security appliance hardware is delivered with our detection and MVX analysis technologies pre-installed and require subscriptions to our DTI cloud updates and support services, which are priced as a percentage of the appliance price per year. Subscription terms are typically one to three years and include a material right of renewal. Historically, the majority of on-premise network and email security customers have purchased our security control products under this pricing model.
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
    Platform, cloud subscriptions and managed services sub-category
Revenue in the platform, cloud subscription and managed services sub-category consists primarily of revenue from sales of our cloud-based network, email and endpoint security, our detection-on-demand service, our security validation platform, our threat analytics platform (either standalone or within the Helix security platform), our Helix security operations platform, our standalone threat intelligence subscriptions and our managed services. The majority of revenue from our platform, cloud subscription and managed services category is recognized ratably over the contractual term, generally one to three years. A small portion of our revenue in the platform, cloud subscription and managed services category is derived from term licenses of our security validation platform, and revenue from these sales is recognized when the license key is issued to the customer.
Professional Services

In addition to our product, subscription and support solutions, we offer professional services, including incident response and other strategic security consulting services, to our customers who have experienced a cybersecurity breach or desire assistance assessing and increasing the resilience of their IT environments to cyber attack. The majority our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from professional services is recognized as services are delivered. Revenue from our Expertise-on-Demand subscription and some pre-paid professional services is deferred, and revenue is recognized when services are delivered. Deferred revenue from professional services as of December 31, 2020 and 2019 was $111.2 million and $96.4 million, respectively.

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

	Year Ended or as of December 31,
	2020	2019	2018
Product, subscription and support revenue	$724,945	$708,836	$687,382
Professional services revenue	215,639	180,316	143,568
Total revenue	$940,584	$889,152	$830,950
Year-over-year percentage increase	6%	7%	7%
Gross margin percentage	64%	65%	67%
Deferred revenue (current and non-current)	$956,457	$974,567	$934,828
Annualized recurring revenue	$637,610	$591,923	$553,918
Billings (non-GAAP)	$919,810	$926,141	$855,678
Net cash provided by operating activities	$94,895	$67,537	$17,381
Free cash flow (non-GAAP)	$68,569	$21,932	$10,125
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

	As of December 31,
	2020	2019	2018
Deferred revenue, current	$613,709	$603,944	$556,815
Deferred revenue, non-current	342,748	370,623	378,013
Total deferred revenue	$956,457	$974,567	$934,828
Annualized recurring revenue. Annualized recurring revenue ("ARR") is an operating metric and represents the annualized revenue run-rate of active term licenses, subscriptions, and support contracts at the end of a reporting period. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates, and does not include revenue from appliance hardware, perpetual software, consumption-based contracts or professional services except for service level agreement payments. We consider ARR a useful measure of the value of the recurring components of our business because it reflects both our ability to attract new customers for our solutions and our success at retaining and expanding our relationships with existing customers. Further, ARR is not impacted by variations in contract length, enabling more meaningful comparison to prior periods as we align our invoicing practices to growing customer preference for annual billing on multi-year contracts. We started including ARR from service level agreement payments in our ARR calculation starting in 2020 once they became material. ARR calculations for 2019 and 2018 have been updated for comparative purposes.
We disaggregate ARR by the same sub-categories we use for disaggregation of billings and revenue in the table below (in thousands):

	As of December 31,
	2020	2019	2018
Product and related subscription and support	$297,530	$307,718	$340,480
Platform, cloud subscription and managed services	340,080	284,205	213,438
Total annualized recurring revenue	$637,610	$591,923	$553,918

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
A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue	$940,584	$889,152	$830,950
Add: Deferred revenue, end of period	956,457	974,567	934,828
Less: Deferred revenue, beginning of period	(974,567)	(934,828)	(910,100)
Less: Deferred revenue assumed through acquisitions	(2,664)	(2,750)	—
Billings (non-GAAP)	$919,810	$926,141	$855,678
We have provided disaggregation of billings below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Product and related subscription and support	$358,429	$434,533	$451,973
Platform, cloud subscription and managed services	330,965	282,238	243,903
Product, subscription and support	689,394	716,771	695,876
Professional services	230,416	209,370	159,802
Billings (non-GAAP)	$919,810	$926,141	$855,678
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

	Year Ended December 31,
	2020	2019	2018
Cash flow provided by operating activities	$94,895	$67,537	$17,381
Add: deemed repayment of convertible senior notes attributable to accreted debt discount	—	—	$43,575
Less: purchase of property and equipment and demonstration units	(26,326)	(45,605)	(50,831)
Free cash flow (non-GAAP)	$68,569	$21,932	$10,125
Net cash used in investing activities	$(72,158)	$(169,036)	$(48,517)
Net cash provided by financing activities	$319,114	$26,273	$260,074

Factors Affecting our Performance
Market Adoption. We rely on market education to raise awareness of today’s cyber attacks and articulate the need for our products, solutions and services. Our prospective customers often do not have a specific portion of their IT budgets allocated for our advanced security solutions. Additionally, the markets for security validation software such as our Mandiant security validation platform (formerly Verodin Security Instrumentation Platform), security operations platforms such as FireEye Helix, and our Mandiant Defense extended detection and response solution (formerly Respond Analyst) are in the early stages of development.
We invest heavily in sales and marketing efforts to increase market awareness, educate prospective customers and drive adoption of our products, solutions and services. This market education is critical to creating new IT budget dollars or allocating more of existing IT budget dollars to advanced threat protection, security validation, security operations management solutions, and extended detection and response. The degree to which prospective customers recognize the mission critical need for our solutions will drive our ability to acquire new customers and increase renewals and follow-on sales opportunities, which, in turn, will affect our future financial performance.
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
Components of Operating Results
Revenue
We generate revenue from the sales of our products, subscriptions and services. Revenue is recognized when a contract has been entered into with a customer, the performance obligation(s) is (are) identified, the transaction price is determined and has been allocated to the performance obligation(s) and only then for each performance obligation after we have satisfied that performance obligation.
•Product, subscription and support revenue. Our product, subscription and support revenue is generated from sales of our network, email, and endpoint security solutions deployed on the customer's premise (or in a hybrid on-premise/private cloud deployment), as well as our cloud-based security solutions, threat intelligence subscriptions, security validation and Helix security platforms, and managed detection and response services.
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
•Professional services revenue. Professional services, which includes incident response, security assessments, and other strategic security consulting services, are offered on a time-and-material basis, through a fixed fee arrangement, or on a retainer basis. We recognize the associated revenue as the services are delivered. Some professional services and our Expertise-on-Demand subscription are prepaid, and revenue is deferred until services are delivered.
In the fourth quarter of 2020, we experienced an attack from a highly sophisticated threat actor that targeted and accessed certain Red Team assessment tools that we use to test our customers' security. This security incident did not have a material impact to our revenues in the fourth quarter or for the year ended December 31, 2020. In addition, we do not expect the incident to materially impact our revenues going forward.
Cost of Revenue
Our total cost of revenue consists of cost of product, subscription and support revenue and cost of professional services revenue.
•Cost of product, subscription and support revenue. Cost of product, subscription and support revenue primarily consists of costs paid to our third-party contract manufacturers for our appliances, other costs in our manufacturing operations department, personnel costs associated with maintaining our threat intelligence, managed detection and response services, and global customer support operations, and hosting costs paid to third party cloud platform providers. Personnel costs associated with our manufacturing operations department, our threat intelligence, our managed detection and response services and our global customer support organization consist of salaries, benefits, bonuses and stock-based compensation. Overhead costs consist of certain facilities, depreciation and information technology costs. Our cost of product, subscription and support revenue also includes product testing costs, shipping costs and allocated overhead costs. If revenue from sales of product, subscriptions and support declines, the cost of product, subscription and support revenue may increase as a percentage of product, subscription and support revenue due to the fixed nature of a portion of these costs. Additionally, our appliance related cost of goods sold is capitalized and amortized on a systematic basis that is consistent with the pattern of transfer to which the asset relates.
•Cost of professional services revenue. Cost of professional services revenue primarily consists of personnel costs for our services organization and allocated overhead costs. If sales of our professional services decline or we are unable to maintain our chargeability rates, our cost of professional services revenue may increase as a percentage of professional services revenue.
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
In the fourth quarter of 2020, we experienced an attack from a highly sophisticated threat actor that targeted and accessed certain Red Team assessment tools that we use to test our customers' security. This security incident did not have a material impact to our operating expenses in the fourth quarter or for the year ended December 31, 2020. In addition, we do not expect the incident to materially impact our operating expenses in future periods.
•Research and development. Research and development expense consists primarily of personnel costs and allocated overhead. Research and development expense also includes prototype related expenses. We expect research and development expense to increase in terms of absolute dollars and remain relatively flat or decrease slightly as a percentage of total revenue.
•Sales and marketing. Sales and marketing expense consists primarily of personnel costs, incentive commission costs and allocated overhead. Commission costs are capitalized and amortized based on the useful life amortization period, taking into consideration the pattern of transfer to which the asset relates and the expected renewal periods during which renewal commissions are not commensurate with the initial commissions paid. When initial commissions are higher than (not-commensurate with) renewal commissions, we recognize the incremental portion of initial commissions over an estimated renewal period. The commensurate portion will be recognized over the same period as the initial revenue arrangement to which it relates.

Sales and marketing expense also includes costs for market development programs, promotional and other marketing activities, travel, depreciation of proof-of-concept evaluation units and outside consulting costs. These costs are recognized as incurred. We expect sales and marketing expense to increase in absolute dollars and remain relatively flat or decrease slightly as a percentage of total revenue.
•General and administrative. General and administrative expense consists of personnel costs, professional service costs and allocated overhead. General and administrative personnel include our executive, finance, human resources, facilities and legal organizations. Professional service costs consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to stay relatively flat in terms of absolute dollars and remain relatively flat or decrease slightly as a percentage of total revenue.
•Restructuring Charges. In April 2020, August 2020 and December 2020, we implemented restructuring plans designed to align our resources with the strategic initiatives of the business. These restructuring plans resulted in a reduction of 7% of our total workforce as well as the exiting and downsizing of certain real estate facilities and the impairment of certain assets. The expenses incurred primarily consisted of employee severance charges and other termination benefits, as well as real estate and related fixed asset charges for the consolidation or exiting of certain leased facilities.
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

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Revenue:
Product, subscription and support	$724,945	$708,836	$687,382
Professional services	215,639	180,316	143,568
Total revenue	940,584	889,152	830,950
Cost of revenue:
Product, subscription and support	217,255	210,432	188,301
Professional services	116,772	98,460	84,174
Total cost of revenue	334,027	308,892	272,475
Total gross profit	606,557	580,260	558,475
Operating expenses:
Research and development	252,771	271,326	254,142
Sales and marketing	380,998	396,822	380,962
General and administrative	101,452	111,881	105,773
Restructuring charges	26,507	10,265	—
Total operating expenses	761,728	790,294	740,877
Operating loss	(155,171)	(210,034)	(182,402)
Interest income	11,325	22,017	16,033
Interest expense	(60,066)	(61,927)	(56,426)
Other expense, net	(497)	(1,775)	(14,804)
Loss before income taxes	(204,409)	(251,719)	(237,599)
Provision for income taxes	2,894	5,690	5,524
Net loss	$(207,303)	$(257,409)	$(243,123)

	Year Ended December 31,
	2020	2019	2018
	(Percent of total revenue)
Revenue:
Product, subscription and support	77%	80%	83%
Professional services	23	20	17
Total revenue	100	100	100
Cost of revenue:
Product, subscription and support	23	24	23
Professional services	12	11	10
Total cost of revenue	36	35	33
Total gross profit	64	65	67
Operating expenses:
Research and development	27	31	31
Sales and marketing	41	45	46
General and administrative	11	13	13
Restructuring charges	3	1	—
Total operating expenses	81	89	89
Operating loss	(16)	(24)	(22)
Interest income	1	2	2
Interest expense	(6)	(7)	(7)
Other expense, net	—	—	(2)
Loss before income taxes	(22)	(29)	(29)
Provision for income taxes	—	1	1
Net loss	(22)%	(29)%	(29)%

Comparison of the Years Ended December 31, 2020 and 2019
Revenue

	Year Ended December 31,
	2020		2019		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product, subscription and support	$724,945	77%	$708,836	80%	$16,109	2%
Professional services	215,639	23	180,316	20	35,323	20
Total revenue	$940,584	100%	$889,152	100%	$51,432	6%
Product, subscription and services by type:
Product and related subscription and support	$422,812	45%	$467,823	53%	$(45,011)	(10)%
Platform, cloud subscription and managed services	302,133	32	241,013	27	61,120	25
Total product, subscription and support	$724,945	77%	$708,836	80%	$16,109	2%
Revenue by geographic region:
United States	$584,696	62%	$554,856	63%	$29,840	5%
EMEA	158,560	17	155,357	17	3,203	2
APAC	140,492	15	131,361	15	9,131	7
Other	56,836	6	47,578	5	9,258	19
Total revenue	$940,584	100%	$889,152	100%	$51,432	6%
Product, subscription and support revenue increased by $16.1 million, or 2%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was comprised of platform, cloud subscription and managed services of $61.1 million offset by a decrease in product and related subscription and support revenue of $45.0 million. The increase in platform, cloud subscription and managed services reflected increased amortization of deferred revenue associated with increased sales of our threat intelligence subscriptions, our cloud-based email and endpoint security, our validation platform solutions, our Helix platform, and our Managed Defense managed security service. The decrease in product and related subscription and support revenue was primarily due to a decrease in the product and related subscription and support deferred revenue, from which revenue is recognized. The decrease in deferred revenue reflected a decrease in sales of our on-premise solutions as customers migrate to cloud-based solutions.
Professional services revenue increased by $35.3 million, or 20%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily driven by an increase in number of engagements enabled by an increase in professional services personnel as compared to the same period in 2019.
Our international revenue increased $21.6 million, or 6%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase reflects growth in sales from certain international regions compared to prior periods as a result of an increase in revenue recognized from a build-up of deferred revenue from prior periods.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2020		2019		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product, subscription and support	$217,255		$210,432		$6,823	3%
Professional services	116,772		98,460		18,312	19
Total cost of revenue	$334,027		$308,892		$25,135	8%
Gross margin:
Product, subscription and support		70%		70%
Professional services		46%		45%
Total gross margin		64%		65%
The cost of product, subscription and support revenue increased $6.8 million, or 3%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in cost of product, subscription and support revenue was primarily driven by a $14.0 million increase in personnel costs due to increased headcount and an $11.0 million increase in third-party hosting costs associated with higher sales of cloud-based solutions which were partially offset by a $9.1 million decrease in intangible amortization, a $4.0 million decrease in depreciation and a $1.6 million decrease in travel and entertainment expense which we attribute to the COVID-19 pandemic.
The cost of professional services revenue increased $18.3 million, or 19%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in cost of professional services revenue was primarily driven by an $18.6 million increase in personnel costs due to increased headcount, and a $4.7 million increase in stock-based compensation expense which were partially offset by a $7.2 million decrease in travel and entertainment expense which we attribute to the COVID-19 pandemic.
Gross margin was lower for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Operating Expenses

	Year Ended December 31,
	2020		2019		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$252,771	27%	$271,326	31%	$(18,555)	(7)%
Sales and marketing	380,998	41	396,822	45	(15,824)	(4)
General and administrative	101,452	11	111,881	13	(10,429)	(9)
Restructuring	26,507	3	10,265	1	16,242	158
Total operating expenses	$761,728	81%	$790,294	89%	$(28,566)	(4)%
Includes stock-based compensation expense of:
Research and development	$45,867		$45,476
Sales and marketing	49,662		49,198
General and administrative	25,176		29,966
Restructuring	314		—
Total	$121,019		$124,640
Research and Development
Research and development expense decreased $18.6 million, or 7%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily due to a $9.0 million decrease in personnel costs due to lower headcount, a $2.9 million decrease in travel and entertainment expense which we attribute to the COVID-19 pandemic, a $2.6 million decrease in third party hosting services, a $1.0 million decrease in professional services and a $1.1 million decrease in telecommunication and software costs.
Sales and Marketing
Sales and marketing expense decreased by $15.8 million, or 4%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily due to a decrease in personnel costs of $13.0 million due to lower headcount, a $15.0 million decrease in travel and entertainment expense which we attribute to the COVID-19 pandemic, a $5.0 million decrease in marketing programs, partially offset by a $1.0 million increase in intangible amortization and a $14.0 million increase in commissions.
General and Administrative
General and administrative expense decreased $10 million, or 9%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily due to a $2.0 million decrease in personnel costs due to lower headcount, a $1.0 million decrease in travel and entertainment expense which we attribute to the COVID-19 pandemic, a $2.0 million decrease in professional services costs and a $5.0 million decrease in stock-based compensation.
Interest Income

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Interest income	$11,325	$22,017	$(10,692)	(49)%
Interest income decreased for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a lower rate of return on balances in our cash and cash equivalents and investments and overall decrease in our investment balance.
Interest Expense

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Interest expense	(60,066)	(61,927)	$1,861	(3)%
Interest expense for the year ended December 31, 2020 decreased compared to the year ended December 31, 2019 as a portion of our convertible senior notes were repurchased in June 2020. Interest expense pertains primarily to cash coupon payments and the amortization of discount and issuance costs related to our convertible senior notes.
Other Expense, Net

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Other expense, net	(497)	(1,775)	$1,278	(72)%
The decrease in other expense, net during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the inclusion of the loss on extinguishment of a portion of the 1.000% Convertible Senior Notes due 2035 (the “Series A Notes”) for the year ended December 31, 2019.

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Provision for income taxes	$2,894	$5,690
Effective tax rate	(1.4)%	(2.3)%

The provision for income taxes decreased for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in the provision for income taxes for the twelve months ended December 31, 2020 was primarily due to lower foreign taxes and reversal of a valuation allowance in connection with the acquisitions. Due to cumulative losses, we maintain a full valuation allowance on all of our U.S. and certain foreign deferred tax assets. The tax expense for the years ended December 31, 2020 and 2019 was primarily comprised of income taxes in foreign jurisdictions and withholding taxes.
Quarterly Results of Operations
The following unaudited quarterly statements of operations data for each of the eight quarters in the period ended December 31, 2020 and 2019 have been prepared on a basis consistent with our audited annual financial statements included in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited financial statements and the related notes included in this Annual Report on Form 10-K.

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in thousands)
Revenue:
Product, subscription and support	$189,721	$183,836	$177,305	$174,083	$185,008	$179,823	$174,102	$169,903
Professional services	57,781	54,624	52,595	50,639	50,078	46,091	43,506	40,641
Total revenue	247,502	238,460	229,900	224,722	235,086	225,914	217,608	210,544
Cost of revenue:
Product, subscription and support	55,160	54,933	54,026	53,136	54,494	54,272	53,198	48,468
Professional Services	31,883	29,473	26,967	28,450	26,217	24,948	24,195	23,100
Total cost of revenue	87,043	84,406	80,993	81,586	80,711	79,220	77,393	71,568
Total gross profit	160,459	154,054	148,907	143,136	154,375	146,694	140,215	138,976
Operating expenses:
Research and development	63,009	61,662	60,596	67,503	67,537	68,857	67,538	67,394
Sales and marketing	96,796	93,961	90,042	100,200	93,077	98,355	101,494	103,896
General and administrative	25,646	23,096	25,281	27,429	28,862	27,717	27,926	27,376
Restructuring charges	1,487	1,488	12,558	10,974	(15)	6,481	—	3,799
Total operating expenses	186,938	180,207	188,477	206,106	189,461	201,410	196,958	202,465
Operating loss	(26,479)	(26,153)	(39,570)	(62,970)	(35,086)	(54,716)	(56,743)	(63,489)
Interest income	1,875	2,164	2,863	4,424	4,758	5,275	6,137	5,848
Interest expense	(14,511)	(14,353)	(15,356)	(15,846)	(15,703)	(15,554)	(15,407)	(15,263)
Other income (expense), net	454	157	(119)	(989)	(757)	40	(770)	(288)
Loss before income taxes	(38,661)	(38,185)	(52,182)	(75,381)	(46,788)	(64,955)	(66,783)	(73,192)
Provision for income taxes	(58)	933	1,094	925	2,428	541	540	2,182
Net loss	$(38,603)	$(39,118)	$(53,276)	$(76,306)	$(49,216)	$(65,496)	$(67,323)	$(75,374)
Dividend on series A convertible preferred stock	(1,050)	—	—	—	—	—	—	—
Accretion of series A convertible preferred stock	(4,653)	—	—	—	—	—	—	—
Net loss attributable to common stockholders, basic and diluted	$(44,306)	$(39,118)	$(53,276)	$(76,306)	$(49,216)	$(65,496)	$(67,323)	$(75,374)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.17)	$(0.24)	$(0.35)	$(0.23)	$(0.31)	$(0.33)	$(0.38)
Weighted average shares used to compute net loss per share, basic and diluted	229,203	224,807	221,352	217,789	214,565	212,207	204,109	197,819

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Percent of total revenue)
Revenue:
Product, subscription and support	77%	77%	77%	77%	79%	80%	80%	81
Professional services	23	23	23	23	21	20	20	19
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product, subscription and support	22	23	23	24	23	24	24	23
Professional services	13	12	12	13	11	11	11	11
Total cost of revenue	35	35	35	37	34	35	35	34
Total gross profit	65	65	65	63	66	65	65	66
Operating expenses:
Research and development	25	26	26	30	29	30	31	32
Sales and marketing	39	39	39	45	40	44	47	49
General and administrative	10	10	11	12	12	12	13	13
Restructuring charges	1	1	5	5	—	3	—	2
Total operating expenses	75	76	81	92	81	89	91	96
Operating loss	(11)	(11)	(16)	(29)	(15)	(24)	(26)	(30)
Interest income	1	1	1	2	2	2	3	3
Interest expense	(6)	(6)	(7)	(7)	(7)	(7)	(7)	(7)
Other income (expense), net	—	—	—	—	—	—	—	—
Loss before income taxes	(16)	(16)	(22)	(34)	(20)	(29)	(30)	(34)
Provision for income taxes	—	—	—	—	1	—	—	1
Net loss	(16)%	(16)%	(22)%	(34)%	(21)%	(29)%	(30)%	(35)
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
Sequentially, our subscription and services revenues continued to increase each quarter presented. The sequential growth was due to increased amortization of deferred revenue associated with higher deferred revenue, which was primarily due to growth in sales of cloud-based security solutions, threat intelligence, and managed detection and response services, as well as increased professional services revenue.
We expect the decline in deferred revenue associated with on-premise appliance-based solutions (and the related attached subscriptions and support) to continue, with the decrease offset by increases in deferred revenue from sales of new “all-inclusive” subscriptions to our network, email and endpoint security solutions (with or without appliance hardware), as well as from increases in sales of our platform, cloud subscriptions and managed services and professional services.
Quarterly Gross Margin Trends
Consistent with increases in our quarterly revenue, quarterly gross profit increased year-over-year for all periods presented. Total gross margin, or gross profit as a percentage of revenue, decreased year-over-year in the first and fourth quarters of 2020, however remained flat for the second and third quarters of 2020. Gross margin increased year-over-year in the first quarter of 2019. Gross margin declined year-over-year in the second, third and fourth quarters of 2019 due to an increase in professional services revenue as a percentage of total revenue and increased public cloud hosting costs associated with higher sales of cloud-based solutions and the transition of in-house data centers to a third party cloud platform. We expect the cost of hosting our solutions on third-party cloud platforms will increase in absolute dollars as revenue from our cloud-based solutions increases, which could result in fluctuations in our quarterly gross margins in the future.

Quarterly Expense Trends
For 2019 and 2020, total operating expenses were highest in the first quarter and trended down sequentially as employee-related payroll costs declined.
Liquidity and Capital Resources

	As of December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$676,454	$334,603
Short-term investments	$624,824	$704,955

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash provided by operating activities	$94,895	$67,537	$17,381
Cash used in investing activities	(72,158)	(169,036)	(48,517)
Cash provided by financing activities	319,114	26,273	260,074
Net increase (decrease) in cash and cash equivalents	$341,851	$(75,226)	$228,938

As of December 31, 2020, our cash and cash equivalents of $676.5 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $100.7 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2020 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
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
In December 2020, we issued and sold 400,000 shares of a newly designated 4.5% Series A Convertible Preferred Stock, par value $0.0001 per share, at a price of $1,000 per share, for an aggregate purchase price of $400.0 million.
In November 2020, we acquired Respond Software, a cybersecurity investigation automation company. In connection with this acquisition, we paid cash consideration of $116.1 million and assumed $5.0 million in net tangible liabilities.
In January 2020, we acquired Cloudvisory, a provider of cloud visibility and control solutions. Total consideration for the acquisition was $13.2 million in cash. We also assumed $0.3 million in net tangible liabilities.
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
Operating Activities
During the year ended December 31, 2020, our operating activities provided cash of $94.9 million. We incurred a net loss of $207.3 million, which included net non-cash expenses of $305.4 million, primarily consisting of stock-based compensation charges and depreciation, amortization expense and non-cash interest expense related to convertible senior notes. Our net change in operating assets and liabilities provided cash of $3.2 million, primarily related to a decrease in deferred revenue of $20.8 million, a decrease in accounts payable of $18.9 million, an increase in prepaid expenses of $3.6 million, an increase in accounts receivable of $16.7 million, a decrease in accrued liabilities of $6.7 million, a decrease in long term liabilities of $16.5 million, an increase in inventories of $3.3 million and an increase in accrued compensation of $36.2 million.
During the year ended December 31, 2019, our operating activities provided cash of $67.5 million. We incurred a net loss of $257.4 million, which included net non-cash expenses of $305.5 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense. Our net change in operating assets and liabilities used cash of $19.5 million, primarily related to reductions in deferred revenue of $37.0 million, an increase in accounts payables of $4.7 million, an increase in prepaid expenses of $7.0 million, which was partially offset by a decrease in accounts receivable of $12.1 million, a decrease in accrued liabilities of $3.1 million, a decrease in long term liabilities of $9.8 million and a decrease in accrued compensation of $4.3 million.
During the year ended December 31, 2018, our operating activities provided cash of $17.4 million. We incurred a net loss of $243.1 million, which included net non-cash expenses of $298.0 million, primarily consisting of stock-based compensation charges, depreciation, amortization expense and loss on the repurchase of our Series A Notes. As required under ASU 2016-15, we classified $43.6 million of the $330.4 million Series A Notes cash repayment as an amount deemed repayment of Series A Notes accreted debt discount as a cash outflow for operating activities. Our net change in operating assets and liabilities provided cash of $6.1 million, primarily related to reductions in deferred revenue of $24.7 million, due to amortization, an increase in prepaid expenses of $13.8 million due to prepayment of commissions, an increase in accounts receivable of $11.6 million due to increased sales and a decrease in accounts payables of  $8.2 million.
Investing Activities
Cash used in investing activities during the year ended December 31, 2020 was $72.2 million, primarily for capital expenditures to purchase property and equipment and demonstration units of $26.3 million, $123.7 million net of cash acquired for the acquisition of Cloudvisory and Respond Software and $1.0 million used for the purchase of an investment in a privately held company offset by $29.2 million provided by the sale of short term investments and net maturities of short-term investments of $50.0 million.
Cash used in investing activities during the year ended December 31, 2019 was $169.0 million, primarily for capital expenditures to purchase property and equipment and demonstration units of $45.6 million, net maturities of short-term investments of $3.4 million and cash used in the acquisition of Verodin.
Cash used in investing activities during the year ended December 31, 2018 was $48.5 million, primarily for capital expenditures to purchase property and equipment and demonstration units, net purchases of short-term investments and cash used to acquire The Email Laundry.
Financing Activities
During the year ended December 31, 2020, financing activities provided $319.1 million in cash, primarily from proceeds of $395.3 million received from the issuance of Series A Convertible Preferred Stock, proceeds of $22.2 million from employee purchases of shares under our 2013 Employee Stock Purchase Plan ("ESPP") and $7.3 million from exercises of employee stock options primarily offset by the repurchase of convertible senior notes of $96.4 million and payments related to shares withheld for taxes.
During the year ended December 31, 2019, financing activities provided $26.3 million in cash, primarily from proceeds of $22.1 million from employee purchases of shares under our ESPP and $4.2 million from exercises of employee stock options.
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

Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of December 31, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
		(In thousands)
Convertible Notes	$1,134,278	$12,959	$25,919	$1,095,400	$—
Operating leases	70,609	16,537	22,647	17,054	14,371
Purchase obligations	16,227	6,858	9,342	27	—
Contract manufacturer commitments	5,996	5,996	—	—	—
Total	$1,227,110	$42,350	$57,908	$1,112,481	$14,371
Total future payments related to our Convertible Notes of $1,134 million shown in the table above is composed of $23.4 million principal amount of Series A Notes, $460 million principal amount of Series B Notes, $600 million principal amount of 2024 Notes and future interest payments of $50.8 million. Although the 2035 Notes have a stated maturity of June 1, 2035, they have been reflected in the table above assuming repurchase on June 1, 2020 in the case of the Series A Notes and June 1, 2022 in the case of the Series B Notes (the first date holders have the right to require us to repurchase all or any portion of their Convertible Senior Notes) at 100% of the principal amount plus accrued and unpaid interest as of these dates.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2020, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, approximately $2.0 million of unrecognized tax benefits classified as “Other long-term liabilities” in the accompanying consolidated balance sheets as of December 31, 2020, have been excluded from the contractual obligations table above.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Segment Information
We have one primary business activity and operate in one reportable segment.
Concentration
For the years ended December 31, 2019 and 2018, one distributor represented 13% and 20%, respectively, of the Company's total revenue, but did not represent 10% or greater of the Company's total revenue for the year ended December 31, 2020, and one reseller represented 15%, 14% and 15%, respectively, of the Company's total revenue. Additionally, another distributor represented 12% and 10%, respectively, of the Company's total revenue for the years ended December 31, 2020 and 2019, but did not represent 10% or greater of the Company's total revenue for the year ended December 31, 2018.
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
Our use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock prior to our IPO in September 2013, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. These assumptions and estimates are as follows:
•Fair Value of Common Stock. Because our common stock was not publicly traded until September 20, 2013, we were required to estimate the fair value of common stock for grants made prior to that date, as discussed in “Common Stock Valuations” below.
•Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equivalent to that of the options for each option group.
•Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. We base the expected term assumption on our historical exercise behavior combined with estimates of the post-vesting holding period.
•Volatility. We determine the price volatility factor based on the historical volatilities of our publicly traded peer group as we do not have a significant trading history for our common stock. Industry peers consist of several public companies in the technology industry that are similar to us in size, stage of life cycle, and financial leverage. We used the same set of peer group companies in all the relevant valuation estimates. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.
•Dividend Yield. The expected dividend assumption is based on our current expectations about our anticipated dividend policy. Consequently, we used an expected dividend yield of zero.
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
Goodwill
Goodwill is the excess of the aggregate purchase price paid over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate as one reporting unit and have selected December 1 as the date to perform our annual impairment test. In the valuation of our goodwill, we must make assumptions regarding estimated future cash flows to be derived from our business. If these estimates or their related assumptions change in the future, we may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing implied fair value of goodwill to its net book value. In calculating our implied fair value of goodwill, our fair value would be allocated to all of the other assets and liabilities based on their fair values. The excess of our fair value over the amount assigned to our other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There was no impairment of goodwill recorded for the years ended December 31, 2020, 2019 or 2018, and our reporting unit was not at risk of failing the first step of the impairment test for any of these periods.
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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at December 31, 2020 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $1,301.3 million and $1,039.6 million as of December 31, 2020 and 2019, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions, U.S. Treasury notes and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to our investment policies which limit the duration of our short term investments. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Series A Notes, Series B Notes and 2024 Notes have fixed interest rates of 1.000%, 1.625% and 0.875%, respectively. The fair value of the Convertible Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of December 31, 2020, the fair value of our Convertible Notes was approximately $1.0 billion.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FireEye, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FireEye, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relates.

Revenue Recognition and Contract Balances - Appliance and License Useful Life — Refer to Notes 1, 7, and 9 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue for contracts that contain a renewal option, which is a material right over the contractual term with the allocated value of the renewal option recognized over the period between the end of the initial contractual term and the end of the estimated useful life of the related appliance and license. The costs of revenue and commissions for such contracts are also recognized based on this estimated useful life.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimated appliance and license useful life included the following, among others:

•We tested the effectiveness of controls over the Company’s determination of the estimated appliance and license useful life.

•We evaluated the methods and assumptions used by management to determine the estimated useful life by:
◦Testing the underlying data that served as the basis for the analysis, including information regarding actual historical renewals.

◦Recalculating the quantitative historical renewal information in the Company’s analysis.

◦Assessing qualitative factors, including product refresh cycle; technology life; and evaluating whether historical renewal of the license and hardware is indicative of the estimated useful life based on internal or external information available, including interviews with Company personnel and reviews of Company product road maps and industry publications.

◦Evaluating the reasonableness of management’s overall conclusion

Business Combinations – Acquisition of Respond – Forecast of Future Revenue — Refer to Note 5 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Respond Software, Inc. for $177.6 million on November 18, 2020. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including total intangible assets of $31.9 million, which consists primarily of $22.3 million of developed technology and $6.8 million of customer relationships. Management estimated the fair value of the developed technology using the multiperiod excess earnings method, and the customer relationships intangible assets using the with and without version of the income approach, which are both specific discounted cash flow valuation methods.

We identified forecasted revenue, specifically projected annual growth rate, used in the valuation as a critical audit matter because it requires management to make significant estimates and assumptions based on expectations of synergies, future operations, and trends. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasted revenue.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue included the following, among others:

•We tested the effectiveness of controls over the valuation of the intangible assets, including management’s controls over forecasts of revenue.

•We assessed the reasonableness of management’s forecasts by inquiring with management to understand how revenue forecasts were developed, comparing revenue forecasts to those presented to the Board of Directors, and comparing the projections to historical results and external sources including industry trends and peer companies’ historical data.

•We evaluated whether the estimated future revenue was consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 26, 2021

We have served as the Company's auditor since 2010.

FIREEYE, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$676,454	$334,603
Short-term investments	624,824	704,955
Accounts receivable, net of allowance for doubtful accounts of $2,559 and $2,263 at December 31, 2020 and 2019, respectively	153,575	171,459
Inventories	4,023	5,892
Prepaid expenses and other current assets	103,368	96,827
Total current assets	1,562,244	1,313,736
Property and equipment, net	79,770	93,812
Operating lease right-of-use assets, net	38,251	58,758
Goodwill	1,364,886	1,205,292
Intangible assets, net	126,067	134,420
Deposits and other long-term assets	74,664	84,468
TOTAL ASSETS	$3,245,882	$2,890,486

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,107	$26,271
Operating lease liabilities, current	16,024	18,437
Accrued and other current liabilities	23,239	24,496
Accrued compensation	95,664	59,513
Convertible senior notes, current, net	—	117,288
Deferred revenue, current portion	613,709	603,944
Total current liabilities	753,743	849,949
Convertible senior notes, net	960,896	893,273
Deferred revenue, non-current portion	342,748	370,623
Operating lease liabilities, non-current	42,202	70,481
Other long-term liabilities	$12,339	4,494
Total liabilities	2,111,928	2,188,820
Commitments and contingencies (NOTE 11)
Series A Convertible Preferred Stock, par value of $0.0001 per share; 400 shares authorized, issued and outstanding as of December 31, 2020	401,050	—
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 235,690 and 219,422 shares issued and outstanding as of December 31, 2020 and 2019, respectively	24	22
Additional paid-in capital	3,623,244	3,457,359
Treasury stock, at cost; 1,778 and 3,333 shares as of December 31, 2020 and 2019, respectively	(80,000)	(150,000)
Accumulated other comprehensive income	3,834	1,180
Accumulated deficit	(2,814,198)	(2,606,895)
Total stockholders’ equity	732,904	701,666
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$3,245,882	$2,890,486

See accompanying notes to consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Product, subscription and support	$724,945	$708,836	$687,382
Professional services	215,639	180,316	143,568
Total revenue	940,584	889,152	830,950
Cost of revenue:
Product, subscription and support	217,255	210,432	188,301
Professional services	116,772	98,460	84,174
Total cost of revenue	334,027	308,892	272,475
Total gross profit	606,557	580,260	558,475
Operating expenses:
Research and development	252,771	271,326	254,142
Sales and marketing	380,998	396,822	380,962
General and administrative	101,452	111,881	105,773
Restructuring charges	26,507	10,265	—
Total operating expenses	761,728	790,294	740,877
Operating loss	(155,171)	(210,034)	(182,402)
Interest income	11,325	22,017	16,033
Interest expense	(60,066)	(61,927)	(56,426)
Other expense, net	(497)	(1,775)	(14,804)
Loss before income taxes	(204,409)	(251,719)	(237,599)
Provision for income taxes	2,894	5,690	5,524
Net loss	$(207,303)	$(257,409)	$(243,123)
Dividend on series A convertible preferred stock	(1,050)	—	—
Accretion of series A convertible preferred stock	(4,653)	—	—
Net loss attributable to common stockholders, basic and diluted	$(213,006)	$(257,409)	$(243,123)
Net loss per share attributable to common stockholders, basic and diluted	$(0.95)	$(1.24)	$(1.27)
Weighted average shares used in computing net loss per share, basic and diluted	223,308	207,234	190,803
See accompanying notes to consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(207,303)	$(257,409)	$(243,123)
Change in net unrealized gains on available-for-sale investments, net of tax	2,654	3,479	582
Comprehensive loss	$(204,649)	$(253,930)	$(242,541)
See accompanying notes to consolidated financial statements.

FIREEYE, INC.
Consolidated Statement of Convertible Preferred Stock and Stockholders' Equity
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	187,105	$19	$2,891,441	$(150,000)	$(2,881)	$(2,106,363)	$632,216
Issuance of common stock for equity awards, net of repurchases and tax withholdings	—	—	9,774	1	6,888	—	—	—	6,889
Issuance of common stock related to employee stock purchase plan	—	—	1,717	—	20,816	—	—	—	20,816
Issuance of common stock related to X15 acquisition	—	—	1,016	—	15,387	—	—	—	15,387
Stock-based compensation	—	—	—	—	157,795	—	—	—	157,795
Unrealized gain on investments	—	—	—	—	—	—	582	—	582
Purchase of capped calls	—	—	—	—	(65,220)	—	—	—	(65,220)
Equity component of issuance of 2024 Notes, net	—	—	—	—	138,064	—	—	—	138,064
Equity component of partial repurchase of Series A Notes, net	—	—	—	—	(13,012)	—	—	—	(13,012)
Net loss	—	—	—	—	—	—	—	(243,123)	(243,123)
Balance at December 31, 2018	—	—	199,612	20	3,152,159	(150,000)	(2,299)	(2,349,486)	650,394
Issuance of common stock for equity awards, net of tax withholdings	—	—	9,624	1	4,186	—	—	—	4,187
Issuance of common stock related to employee stock purchase plan	—	—	1,781	—	22,086	—	—	—	22,086
Issuance of common stock and assumption of options related to Verodin, Inc. acquisition	—	—	8,405	1	121,157	—	—	—	121,158
Unrealized gain on investments	—	—	—	—	—	—	3,479	—	3,479
Stock-based compensation	—	—	—	—	157,771	—	—	—	157,771
Net loss	—	—	—	—	—	—	—	(257,409)	(257,409)
Balance at December 31, 2019	—	—	219,422	22	3,457,359	(150,000)	1,180	(2,606,895)	701,666
Issuance of common stock for equity awards, net of tax withholdings	—	—	10,892	2	(2,031)	—	—	—	(2,029)
Issuance of common stock related to employee stock purchase plan	—	—	1,999	—	22,188	—	—	—	22,188
Shares retired	—	—	(1,555)	—	(70,000)	70,000	—		—
Issuance of common stock and assumption of options related to Respond, Inc. acquisition	—	—	4,932	—	60,336	—	—	—	60,336
Partially vested options related to Respond, Inc. acquisition	—	—	—	—	1,162	—	—	—	1,162
Series A convertible preferred stock, net of issuance costs of $4,653	400	395,347							—
Accretion of Series A convertible preferred stock	—	4,653	—	—	(4,653)	—	—		(4,653)
Dividends on Series A convertible preferred stock	—	1,050	—	—	(1,050)	—	—	—	(1,050)

FIREEYE, INC.
Consolidated Statement of Convertible Preferred Stock and Stockholders' Equity
(In thousands)

Unrealized gain on investments	—	—	—	—	—	—	2,654	—	2,654
Stock-based compensation	—	—	—	—	159,933	—	—	—	159,933
Net loss	—	—	—	—	—	—	—	(207,303)	(207,303)
Balance at December 31, 2020	400	$401,050	235,690	$24	$3,623,244	$(80,000)	$3,834	$(2,814,198)	$732,904
See accompanying notes to the consolidated financial statements.

FIREEYE, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(207,303)	$(257,409)	$(243,123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	96,384	103,305	86,505
Stock-based compensation	156,107	153,517	153,675
Non-cash interest expense related to convertible senior notes	46,728	47,983	43,273
Loss on repurchase of convertible senior notes	—	—	10,764
Deemed repayment of convertible senior notes attributable to accreted debt discount	—	—	(43,575)
Deferred income taxes	(838)	(257)	(930)
Other	6,998	945	4,715
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	16,681	(12,109)	(11,605)
Inventories	3,285	51	(5,216)
Prepaid expenses and other assets	3,607	7,003	(13,779)
Accounts payable	(18,931)	4,707	(8,205)
Accrued liabilities	(6,738)	(3,074)	10,234
Accrued compensation	36,151	(4,295)	4,220
Deferred revenue	(20,773)	36,987	24,728
Other long-term liabilities	(16,463)	(9,817)	5,700
Net cash provided by operating activities	94,895	67,537	17,381
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(26,326)	(45,605)	(50,831)
Purchases of short-term investments	(393,442)	(617,194)	(479,862)
Proceeds from maturities of short-term investments	443,396	620,580	487,141
Proceeds from sales of short-term investments	29,161	—	—
Business acquisitions, net of cash acquired	(123,740)	(127,249)	(5,240)
Purchase of investment in private company	(1,000)	—	—
Lease deposits	(207)	432	275
Net cash used in investing activities	(72,158)	(169,036)	(48,517)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible senior notes	—	—	584,405
Purchase of capped calls	—	—	(65,220)
Repurchase of convertible senior notes	(96,392)	—	(286,817)
Series A convertible preferred stock issuance costs	(4,653)	—	—
Series A convertible preferred stock	400,000	—	—
Payment related to shares withheld for taxes	(9,363)	—	—
Proceeds from employee stock purchase plan	22,188	22,086	20,816
Proceeds from exercise of equity awards	7,334	4,187	6,890
Net cash provided by financing activities	319,114	26,273	260,074
Net change in cash and cash equivalents	341,851	(75,226)	228,938

FIREEYE, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents, beginning of period	334,603	409,829	180,891
Cash and cash equivalents, end of period	$676,454	$334,603	$409,829
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$5,352	$4,777	$4,780
Cash paid for interest	$13,441	$13,934	$13,035
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with acquisitions	$60,336	$119,682	$15,387
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$2,408	$5,264	$12,818
Accretion of series A convertible preferred stock	$4,653	$—	$—
Dividend on series A convertible preferred stock	$1,050	$—	$—
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
FireEye, Inc. and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) provide comprehensive intelligence-based cybersecurity solutions that allow organizations to prepare for, prevent, investigate, respond to and remediate cyber attacks, including attacks that target on-premise, cloud and critical infrastructure environments. Our portfolio of cybersecurity products and services helps customers minimize the risk of costly cybersecurity breaches by:
•validating the effectiveness of existing cybersecurity controls before an attack occurs,
•detecting and preventing advanced, targeted and other evasive attacks missed by other security controls,
•enabling more efficient management of security operations, including alert management, investigations and response when a breach occurs, and
•providing assessment, training and other strategic security consulting services that help organizations improve their resilience to attack.
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
In November 2020, we acquired Respond Software, Inc. ("Respond Software"), a cybersecurity investigation automation company. In connection with this acquisition, we paid cash consideration of $116.1 million, and issued 4,931,862 shares of our common stock of which 694,768 shares are subject to vesting conditions. The estimated fair value of the common stock issued and not subject to vesting conditions was $60.3 million. We also assumed unvested stock options, which are now exercisable for our common stock, of which $1.2 million of the fair value has been accounted for as consideration for assumed awards pertaining to pre-combination service prior to acquisition. Based on the above, total purchase consideration for Respond Software was $177.6 million. We are currently in the process of completing the preliminary purchase price allocation.
In January 2020, we acquired Cloudvisory LLC ("Cloudvisory"), a provider of cloud visibility and control solutions. As consideration for the acquisition, we paid approximately $13.2 million in cash and assumed $0.3 million in net tangible liabilities.
In May 2019, we acquired Verodin, Inc. ("Verodin"), a security instrumentation platform company. As consideration for the acquisition, we paid $143.7 million in cash, issued 8,404,609 shares of our common stock with an estimated fair value of $119.7 million and recognized $1.5 million of the fair value of assumed stock options attributable to pre-combination services.
In November 2020, we entered into a Securities Purchase Agreement with BTO Delta Holdings DE L.P., an investment vehicle of funds affiliated with The Blackstone Group Inc., and a Securities Purchase Agreement with ClearSky Security Fund I LLC and ClearSky Power & Technology Fund II LLC (together, the “Series A Securities Financing Agreements”). Pursuant to the Series A Securities Financing Agreements, in December 2020 we issued and sold 400,000 shares of a newly designated 4.5% Series A Convertible Preferred Stock, par value $0.0001 per share, at a price of $1,000 per share, for an aggregate purchase price of $400.0 million. We intend to use the net proceeds from the issuance and sale to fund acquisitions, buybacks of our common stock, and for working capital purposes.

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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates include, but are not limited to, determining the nature and timing of satisfaction of performance obligations, useful life of our security appliances that are dependent on intelligence and assessing the material rights associated with it, determining the standalone selling price ("SSP") of performance obligations, subscriptions and services, commissions expense including the period of benefit of customer acquisition cost, bonus expense, future taxable income, contract manufacturer liabilities, litigation and settlement costs and other loss contingencies, fair value of our equity awards, achievement of targets for performance stock units, fair value of the liability and equity components of the Convertible Senior Notes (as defined in Note 10) and the purchase price allocation of acquired businesses. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from current or revised future estimates.
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
Our accounts receivables are primarily derived from a diverse set of customers across various geographical locations. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable. We maintain an allowance for doubtful accounts for estimated potential credit losses. See Note 18 for information on major customers.
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
Foreign currency denominated revenue and expenses have been re-measured using the average exchange rates in effect during each period. Foreign currency translation and transaction gains and losses have been included in other income (expense) and have not been significant for the years ended December 31, 2020, 2019 and 2018. For the years ended December 31, 2020, 2019 and 2018, we recognized a gain of $0.6 million, a loss of $0.7 million and a loss of $1.5 million, respectively.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Provisions have been made to reduce all slow-moving, obsolete or unusable inventories to their net realizable values. We purchase completed units from contract manufacturers and substantially all of our inventories are finished goods held for use as service replacements. As of December 31, 2020 and 2019, the reserves for excess and obsolete inventories were $8.9 million and $5.9 million, respectively.
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
Impairment of Long-Lived Assets
We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. Through December 31, 2020 we have not written down any of our long-lived assets as a result of impairment.
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
Goodwill and Purchased Intangible Assets
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
In the valuation of its goodwill, the Company must make assumptions regarding estimated future cash flows to be derived from the Company. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the Company to its net book value. In calculating the implied fair value of the Company’s goodwill, the fair value of the Company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities represents the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There was no impairment of goodwill recorded for the years ended December 31, 2020, 2019 or 2018.
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
Deferred Revenue (Contract Liabilities) and Contract Assets
Deferred revenue consists of amounts for which we have the unconditional right to bill, but have not been recognized as revenue because the related goods or services have not been transferred. These amounts include non-refundable customer deposits that are prepaid for future performance obligations, such as delivery of our Expertise on Demand units and pre-paid retainers. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current. Our contract assets consist of assets typically resulting when revenue recognized but for which we do not have the right to bill the customer due to allocation of transaction price, and such amounts have been included in prepaid expenses and other current assets. Our contract assets were immaterial as of December 31, 2020 and 2019.
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
Our customer acquisition costs are primarily related to sales commissions and related payroll taxes earned by our sales force and such costs are considered incremental costs to obtain a contract. Sales commissions for initial contracts are deferred and then amortized taking into consideration the pattern of transfer to which the asset relates and may include expected renewal periods where renewal commissions are not commensurate with the initial commissions period. We typically recognize the initial commissions over the longer of the customer relationship (generally estimated to be four years) or over the same period as the initial revenue arrangement to which these costs relate. Renewal commissions not commensurate with the initial commissions paid are generally amortized over the renewal period. Deferred commissions that will amortize within the succeeding twelve month period are classified as current, and included in prepaid expenses and other current assets on the Consolidated Balance Sheets. The remaining balance is classified as non-current, and included in deposits and other long-term assets. As of December 31, 2020 and 2019, the amount of deferred commissions included in prepaid expenses and other current assets was $58.2 million and $53.0 million, respectively. The amount of deferred commissions included in deposits and other long-term assets as of December 31, 2020 2019 was $45.9 million and $49.8 million, respectively.
Deferred Costs of Revenue
Deferred costs of revenue consists of appliance related direct and incremental costs that are capitalized and will be amortized on a systematic basis that is consistent with the pattern of transfer to which the asset relates. Deferred costs of revenue that will be realized within the succeeding twelve month period are classified as current, and included in prepaid expenses and other current assets on the Consolidated Balance Sheets. The remaining balance is classified as non-current, and included in deposits and other long-term assets. As of December 31, 2020 and 2019, the amount of deferred costs of revenue classified as current and included in prepaid expenses and other current assets was $16.4 million and $17.2 million, respectively. The amount of deferred costs of revenue classified as non-current and included in deposits and other long-term assets as of December 31, 2020 and 2019 was $18.9 million and $21.9 million, respectively.
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
Advertising Costs
Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $4.2 million, $3.2 million and $3.4 million during the years ended December 31, 2020, 2019 and 2018, respectively.
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
We recognize forfeitures as they occur, and no longer estimate a forfeiture rate when calculating the stock-based compensation for our equity awards.
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
Net Loss Per Share

We calculate our basic and diluted net loss per share in conformity with the two-class method required for companies with participating securities. Under the two-class method, net income (loss) is determined by allocating undistributed earnings, calculated as net income (loss) less current period convertible preferred stock cumulative dividends, between common stock and the convertible preferred stock. In computing diluted net income, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Our basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, options to purchase common stock and convertible senior notes are considered common stock equivalents, but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.
Convertible Senior Notes
We allocated the principal amount of the Convertible Senior Notes between its liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument of similar credit quality and maturity that did not have the conversion feature. The carrying amount of the equity component, representing the embedded conversion option, was determined by deducting the fair value of the liability component from the principal amount of the Convertible Senior Notes as a whole. The equity component is included in additional paid-in-capital in consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Convertible Senior Notes over the carrying amount of the liability component was recorded as a debt discount, and is being amortized to interest expense using the effective interest method through the first date holders have the right to require us to repurchase all or any portion of their Convertible Senior Notes; the first put date (see Note 10). We allocate the total amount of transaction costs incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Senior Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the liability component of the Convertible Senior Notes, and are being amortized to interest expense using the effective interest method through the first put date. Transaction costs attributable to the equity component were netted with the equity component of the Convertible Senior Notes in additional paid-in capital.
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

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge, instead measuring the impairment charge as the excess of the reporting unit's carrying amount over its fair value (i.e. Step 1 of the current guidance). The guidance was effective for the Company beginning in the first quarter of 2020, and will be applied prospectively. We adopted the standard effective January 1, 2020. The standard did not have a significant impact on our condensed consolidated financial statements.

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
Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS). ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. We are currently evaluating the timing, method of adoption and overall impact of this standard on our consolidated financial statements.

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
•Level 2: Inputs that reflect quoted prices for identical assets or liabilities in less active markets; quoted prices for similar assets or liabilities in active markets; benchmark yields, reported trades, broker/dealer quotes, inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3: Unobservable inputs that reflect our own assumptions incorporated in valuation techniques used to measure fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
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

The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of December 31, 2020				As of December 31, 2019
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$32,954	$—	$—	$32,954	$24,246	$—	$—	$24,246
U.S. Treasuries	—	—	—	—	—	—	—	—
Total cash equivalents	$32,954	$—	$—	$32,954	$24,246	$—	$—	$24,246
Short-term investments:
Certificates of deposit	—	2,752	—	2,752	—	5,145	—	5,145
Commercial paper	—	19,994	—	19,994	—	—	—	—
Corporate notes and bonds	—	437,652	—	437,652	—	472,908	—	472,908
U.S. Treasuries	—	74,934	—	74,934	—	48,069	—	48,069
U.S. Government agencies	—	89,492	—	89,492	—	178,833	—	178,833
Total short-term investments	$—	$624,824	$—	$624,824	$—	$704,955	$—	$704,955
Total assets measured at fair value	$32,954	$624,824	$—	$657,778	$24,246	$704,955	$—	$729,201
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
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a privately held company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. In light of the COVID-19 pandemic, we performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of December 31, 2020.
The estimated fair value of the Convertible Senior Notes as of December 31, 2020 was determined to be $1.0 billion, based on quoted market prices. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.
3. Investments
Our investments consisted of the following (in thousands):

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Certificates of deposit	$2,679	$73	$—	$2,752	$—	$2,752
Commercial paper	19,994	—	—	19,994	—	19,994
Corporate notes and bonds	433,445	$4,248	(41)	437,652	—	437,652
U.S. Treasuries	74,914	26	(6)	74,934	—	74,934
U.S. Government agencies	89,451	54	(13)	89,492	—	89,492
Total	$620,483	$4,401	$(60)	$624,824	$—	$624,824

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Certificates of deposit	$5,118	$27	$—	$5,145	$—	$5,145
Corporate notes and bonds	471,172	1,950	(214)	472,908	—	472,908
U.S. Treasuries	48,086	2	(19)	48,069	—	48,069
U.S. Government agencies	178,891	52	(110)	178,833	—	178,833
Total	$703,267	$2,031	$(343)	$704,955	$—	$704,955
The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2020
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$—	$—	$—	$—	$—	$—
Commercial paper	4,997	—	—	—	4,997	—
Corporate notes and bonds	92,855	(41)	870	—	93,725	(41)
U.S. Treasuries	42,799	(6)	—	—	42,799	(6)
U.S. Government agencies	37,488	(13)	1,700	—	39,188	(13)
Total	$178,139	$(60)	$2,570	$—	$180,709	$(60)

	As of December 31, 2019
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$244	$—	$—	$—	$244	$—
Corporate notes and bonds	117,271	(205)	24,514	(9)	141,785	(214)
U.S. Treasuries	5,041	(2)	33,996	(17)	39,037	(19)
U.S. Government agencies	91,221	(103)	25,997	(7)	117,218	(110)
Total	$213,777	$(310)	$84,507	$(33)	$298,284	$(343)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of December 31, 2020 and 2019.
The following table summarizes the contractual maturities of our investments at December 31, 2020 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$335,061	$336,217
Due within one to three years	285,422	288,607
Total	$620,483	$624,824
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
As of December 31, 2020, we held an 11% ownership interest in a privately held company which is accounted for under the equity method based on our ability to exercise significant influence over the company's operating and financial policies. Our investments in this company are classified within deposits and other long-term assets on our consolidated balance sheets. The carrying value of our investments was  zero as of December 31, 2020 and 2019.

4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2020	2019
Computer equipment and software	$220,870	$203,242
Leasehold improvements	62,249	64,180
Furniture and fixtures	15,203	15,496
Machinery and equipment	465	465
Total property and equipment	$298,787	$283,383
Less: accumulated depreciation	(219,017)	(189,571)
Total property and equipment, net	$79,770	$93,812
During the years ended December 31, 2020, 2019 and 2018 we capitalized $20.2 million, $22.5 million and $22.5 million, respectively, of software development costs related to our cloud subscription offerings. Amortization expense related to capitalized software development costs during the years ended December 31, 2020, 2019 and 2018 was $18.9 million, $16.7 million and $10.2 million, respectively.
Depreciation and amortization expense related to property and equipment and demonstration units during the years ended December 31, 2020, 2019 and 2018 was $36.8 million, $38.2 million and $36.7 million, respectively.
5. Business Combinations
Acquisition of Verodin
On May 28, 2019, we acquired all outstanding shares of privately held Verodin, a security instrumentation platform company. We have incorporated Verodin technology into our platform and analytics capabilities. In connection with this acquisition, we paid cash consideration of $143.7 million and issued 8,404,609 shares of our common stock with an estimated fair value of $119.7 million. We also assumed unvested stock options, which are now exercisable for our common stock, of which $1.5 million of the fair value has been accounted for as consideration for assumed awards pertaining to pre-combination service prior to acquisition. Based on the above, total purchase consideration for Verodin was $264.9 million.
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

Amount
Net tangible assets assumed	$15,036
Intangible assets	45,200
Deferred tax liability	(1,152)
Goodwill	205,798
Total purchase price allocation	$264,882
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
The acquisition of Cloudvisory was accounted for in accordance with the acquisition method of accounting for business combinations with FireEye as the accounting acquirer. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price of $13.2 million was allocated using the information available to us. The results of operations of Cloudvisory have been included in our consolidated statements of operations from the acquisition date, though revenue and net income from Cloudvisory were not material for the year ended December 31, 2020. Transaction costs were immaterial and expensed as incurred. Pro forma financial information has not been presented for this acquisition as the impact to our consolidated financial statements was not material. Allocation of the purchase price is as follows (in thousands):

Amount
Net tangible liabilities assumed	$(288)
Intangible assets	5,650
Goodwill	7,846
Total purchase price allocation	$13,208
The purchase price exceeded the fair value of the net tangible liabilities and identifiable intangible assets acquired, resulting in the recognition of goodwill. Goodwill is primarily attributable to expected synergies in our subscription offerings and cross-selling opportunities. The goodwill generated as a result of the Cloudvisory acquisition is deductible for tax purposes.

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
Acquisition of Respond Software
In November 2020, we acquired all outstanding shares of privately held Respond Software, a cybersecurity investigation automation company. The acquisition of Respond Software, a leader in automation of XDR, is intended to add significant capabilities to the our Mandiant Advantage platform by automating threat detection and reducing the amount of analyst time necessary to investigate treats due to the reduction in false positives as well as to accelerate Respond Software's learning models with our unique expertise and Intel. In connection with this acquisition, we paid cash consideration of $116.1 million and issued 4,931,862 shares of our common stock of which 694,768 shares are subject to vesting conditions. The estimated fair value of the common stock issued and not subject to vesting conditions was $60.3 million. We also assumed unvested stock options, which are now exercisable for our common stock, of which $1.2 million of the fair value has been accounted for as consideration for assumed awards pertaining to pre-combination service prior to acquisition. Based on the above, total purchase consideration for Respond Software was $177.6 million.
The acquisition of Respond Software was accounted for in accordance with the acquisition method of accounting for business combinations with FireEye as the accounting acquirer. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price of $177.6 million was allocated using the information available to us. As a result, we may continue to adjust the preliminary purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revisions of preliminary estimates. The results of operations of Respond Software have been included in our consolidated statements of operations from the acquisition date, and revenue and net income from Respond Software were not material for the year ended December 31, 2020. Transaction costs were immaterial and expensed as incurred. Pro forma financial information has not been presented for this acquisition as the impact to our consolidated financial statements was not material. Allocation of the preliminary purchase price is as follows (in thousands):

Amount
Net tangible liabilities assumed	$(4,551)
Intangible assets	31,880
Deferred tax liability	(1,169)
Goodwill	151,437
Total preliminary purchase price allocation	$177,597
The preliminary purchase price exceeded the fair value of the net tangible liabilities and identifiable intangible assets acquired, resulting in the recognition of goodwill. Goodwill is primarily attributable to expected synergies in our subscription offerings and cross-selling opportunities. The goodwill is not expected to be deductible for U.S. income tax purposes.

Intangible assets consist primarily of developed technology, in-process technology, customer relationships and trade name. Intangible assets attributable to developed technology include a combination of patented and unpatented technology, trade secrets, computer software and research processes that represent the foundation for the existing and planned new products to facilitate the generation of new content. Customer relationship intangibles relate to Respond Software's ability to sell current and future content, as well as products built around this content, to its existing customers. Trade name is attributable to marketing goods and services under the Respond Software brand.
The estimated useful life and fair values of the identifiable intangible assets are as follows (dollars in thousands):

	Preliminary Estimated Useful Life (in years)	Amount
Developed technology	5	$22,300
In-Process technology	4	2,200
Customer relationships	5	6,760
Trade name	2	620
Total identifiable intangible assets		$31,880
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
The value of in-process technology was estimated using the excess earnings method, an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect the fact that certain other assets contribute to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the acquired technology, which were discounted at a rate of 13% to determine the fair value.
The value of customer relationships was estimated using the "with and without" version of the Income Approach, which measures the difference between cash flows generated assuming the existence of the current customer relationships and the cash flows assuming those relationships do not exist and are replaced over time. Estimated costs on projected revenues, excluding acquired contract backlog, were made using historical data pertaining to sales to new and existing customers. The cash flow impact of projected cost savings, primarily avoidance of legal costs pertaining to new customers and lower commission rates applicable to existing customers than new customers, were discounted at a rate of 11% to determine the fair value.
The value of the trade name was estimated using the relief-from-royalty method, an income approach (Level 3), which estimates the cost savings that accrue to the owner of the intangibles asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. A royalty rate of 1% was applied to the projected revenues associated with the intangible asset to determine the amount of savings using a discount rate of 12% to determine the fair value.
Discount rates for each respective intangible asset were determined by accounting for the risk associated with each asset, including required technology development necessary to support respective projections, the uncertainty of market success and the risk inherent with projected financial results. The estimated useful lives were determined by evaluating the expected economic and useful lives of the assets and of similar intangible assets from previous business combinations and adjusting accordingly for circumstances that may be unique to Respond Software.

Goodwill and Purchased Intangible Assets
Changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 were as follows (in thousands):

Amount
Balance as of December 31, 2018	$999,804
Goodwill acquired	205,488
Balance as of December 31, 2019	$1,205,292
Goodwill acquired	159,594
Balance as of December 31, 2020	$1,364,886

Purchased intangible assets consisted of the following (in thousands):

	As of December 31,
	2020	2019
Developed technology	$178,303	$148,303
Content	158,700	158,700
Customer relationships	122,450	115,690
Contract backlog	13,200	13,200
Trade names	17,930	17,160
Non-competition agreements	1,400	1,400
Total intangible assets	$491,983	454,453
Less: accumulated amortization	(365,916)	(320,033)
Total net intangible assets	$126,067	$134,420
Amortization expense of intangible assets during the years ended December 31, 2020, 2019 and 2018 was $45.9 million, $53.9 million and $50.3 million, respectively.
The expected future annual amortization expense of intangible assets as of December 31, 2020 is presented below (in thousands):

Years Ending December 31,	Amount
2021	$46,891
2022	35,575
2023	28,444
2024	9,985
2025	5,172
2026 and thereafter	—
Total	$126,067

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
In April 2020, we implemented another restructuring plan to streamline the Company’s operations to more closely align expenses to the Company’s projected revenue, position the Company for improved operating performance and allow the Company to increase investment in strategic growth areas of the business. This restructuring plan resulted in the reduction of 6% of the Company’s workforce.
In August and December 2020, we implemented additional restructuring plans, predominantly related to facilities and obsolete assets in order to position the Company for improved operating performance. These August and December 2020 restructuring plans resulted in the reduction of approximately 1% of the Company’s workforce.
The total restructuring charges during the year ended December 31, 2020 of $26.5 million includes $19.0 million of cash charges which primarily consists of $15.4 million in provision for restructuring charges and $3.6 million in other adjustments, which was offset by a $0.7 million reduction in severance benefits that were not utilized. In addition, there are non-cash charges of $7.4 million related to fixed asset and right-of-use asset write-offs and stock-based compensation.

The following table sets forth the restructuring balance as of December 31, 2018 related to previous restructuring activities and a summary of restructuring activities during the years ended December 31, 2020 and 2019 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance at December 31, 2018	$—	$1,150	$1,150
Provision for restructuring charges	7,586	731	8,317
Cash payments	(7,636)	(271)	(7,907)
Other adjustments	214	(1,140)	(926)
Balance at December 31, 2019	$164	$470	$634
Provision for restructuring charges	15,148	276	15,424
Cash payments	(17,678)	(196)	(17,874)
Other adjustments	2,936	(72)	2,864
Balance at December 31, 2020	$570	$478	$1,048
Other adjustments of $2.9 million and negative $0.9 million for the year ended December 31, 2020 and 2019 respectively, primarily represented relief of unused benefits, changes in fair value and foreign currency fluctuations.
The remaining restructuring balance of $1.0 million at December 31, 2020 is primarily composed of $0.5 million non-cancelable lease costs, which we expect to pay over the terms of the related obligations through the first quarter of 2022, net of sublease income and $0.6 million of severance costs.
7. Deferred Commissions
We capitalize most of our commission expenses and related payroll taxes and amortize them on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Changes in the balance of total deferred commissions for the periods presented are as follows (in thousands):

Deferred Commissions
Balance at December 31, 2018	$100,657
Commissions capitalized	76,763
Commissions recognized	(74,621)
Balance at December 31, 2019	102,799
Commissions capitalized	82,874
Commissions recognized	(81,559)
Balance at December 31, 2020	$104,114

8. Leases
We have operating leases primarily for corporate offices. Our leases have remaining lease terms of one to nine years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. We do not include renewal options in our lease terms for calculating our lease liability, as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these renewal options at the time of the lease commencement.
The components of lease expenses were as follows (in thousands):

Year Ended December 31, 2020
Operating lease costs	$16,880
Short-term lease costs	1,861
Sublease income	(942)
Total net lease costs	$17,799

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

As of December 31, 2020
Operating leases:
Operating lease right-of-use assets, net	$38,251

Operating lease liabilities, current	$16,024
Operating lease liabilities, non-current	42,202
Total operating lease liabilities	$58,226

Weighted average remaining lease term (in years)	5.5
Weighted average discount rate	6.7%
The ROU assets and the short-term and long-term lease liabilities from our operating leases are included in other assets, accrued liabilities and other liabilities in our consolidated balance sheets, respectively.
Supplemental cash flow and other information related to leases is as follows (in thousands):

Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,228

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$478
Cash flows of operating lease liabilities are as follows (in thousands):

Years Ending December 31,	Amount
2021	$16,537
2022	12,363
2023	10,284
2024	8,863
2025	8,191
2026 and thereafter	14,371
Total lease payments	$70,609
Less: Imputed interest	$(12,383)
Total lease obligation	$58,226
Less: Current lease obligations	(16,024)
Long-term lease obligations	$42,202
As of December 31, 2020, we have an additional operating lease commitment of $18.3 million for an office lease that has not yet commenced. The operating lease commitment will commence in the first quarter of 2021 with a lease term of 11.2 years.

9. Deferred Revenue
Deferred revenue as of December 31, 2020 and 2019 consisted of the following (in thousands):

	As of December 31, 2020	As of December 31, 2019
Product, subscription and support, current	$503,740	$508,580
Professional services, current	109,969	95,364
Total deferred revenue, current	$613,709	$603,944
Product, subscription and support, non-current	341,541	369,589
Professional services, non-current	1,207	1,034
Total deferred revenue, non-current	$342,748	$370,623
Total deferred revenue	$956,457	$974,567
Changes in the balance of deferred revenue for the periods presented are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2018	$934,828
Billings for the period	926,141
Revenue recognized	(889,152)
Assumed in connection with acquisitions	2,750
Balance at December 31, 2019	$974,567
Billings for the period	919,810
Revenue recognized	(940,584)
Assumed in connection with acquisitions	2,664
Balance at December 31, 2020	$956,457
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods ("backlog"). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $956.5 million in deferred revenue and $52.0 million in backlog. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $974.6 million in deferred revenue and $15.1 million in backlog.
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
We expect to recognize these remaining performance obligations as follows (in percentages):

	Total	Less than 1 year	1-2 years	2-3 years	More than 3 years
Deferred revenue	100%	64%	22%	10%	4%
Backlog	100%	56%	24%	15%	5%
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
Holders may convert the 2024 Notes at their option in multiples of $1,000 principal amount prior to the business day preceding March 1, 2024, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ended on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the 2024 Notes on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of the 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes on each such trading day;
•if we call any or all of the 2024 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the relevant redemption date; or
•upon the occurrence of specified corporate events, as specified in each indenture governing the 2024 Notes.
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
As of December 31, 2020, none of the conditions permitting holders to convert their 2024 Notes had been satisfied and no shares of our common stock had been issued in connection with any conversions of the 2024 Notes. Based on the closing price of our common stock of $23.06 per share on December 31, 2020, the conversion value of the 2024 Notes was less than the principal amount of the 2024 Notes outstanding on a per 2024 Note basis.
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
The liability and equity components of the 2024 Notes consisted of the following (in thousands):

	As of December 31,
	2020	2019
Liability component:
Principal	$600,000	$600,000
Less: 2024 Notes debt discounts and issuance costs, net of amortization	(92,750)	(117,078)
Net carrying amount	$507,250	$482,922

Equity component, net of issuance costs	$138,064	$138,064
The unamortized issuance costs as of December 31, 2020 will be amortized over a weighted-average remaining period of approximately 3.4 years.
Interest expense for the years ended December 31, 2020 and 2019 related to the 2024 Notes consisted of the following (dollars in thousands):

	Year Ended December 31,
	2020	2019
Coupon interest	$5,250	$5,250
Amortization of 2024 Notes debt discounts and issuance costs	24,328	23,161
Total interest expense recognized	$29,578	$28,411

Effective interest rate on the liability component	6.1%	6.2%
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
Holders may convert the 2035 Notes at their option in multiples of $1,000 principal amount prior to March 1, 2035, excluding the period from March 1, 2020 to June 1, 2020 in the case of the Series A Notes and March 1, 2022 to June 1, 2022 in the case of the Series B Notes, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ended on September 30, 2015 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2035 Notes of the relevant series on each applicable trading day;
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Series A Notes or Series B Notes, as applicable, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes of the relevant series on each such trading day;
•if we call any or all of the 2035 Notes of a series for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the relevant redemption date; or
•upon the occurrence of specified corporate events, as specified in each indenture governing the 2035 Notes.
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

Repurchases of a portion of the Series A Notes
In May 2018, we used approximately $330.4 million of the net proceeds from the offering of the 2024 Notes to repurchase $340.2 million in aggregate principal amount of the Series A Notes. The repurchase was accounted for as a partial extinguishment of the Series A Notes. The consideration of approximately $330.4 million used to repurchase the Series A Notes was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the debt extinguishment and allocating that portion of the repurchase price to the liability component in the amount of $317.4 million. The residual of the repurchase price of $13.0 million was allocated to the equity component of the Series A Notes as a reduction of additional paid-in capital. The fair value of the debt extinguished was calculated using a discount rate of 4.5%, representing an estimate of the Company's borrowing rate at the date of repurchase with a remaining expected life of two years. As part of the repurchase, we wrote-off a portion of the unamortized debt issuance cost apportioned to the principal amount of Series A Notes repurchased. We also recorded a loss on partial extinguishment of the Series A Notes of $10.8 million in Other Expense, net, representing the difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized costs.
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
As of December 31, 2020, $23.4 million aggregate principal amount of the Series A Notes remains outstanding.
The liability and equity components of the 2035 Notes consisted of the following (in thousands):

	As of December 31,
	2020		2019
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$23,436	$460,000	$119,828	$460,000
Less: 2035 Notes discounts and issuance costs, net of amortization	—	(29,790)	(2,540)	(49,650)
Net carrying amount	$23,436	$430,210	$117,288	$410,350

Equity component, net of issuance costs	$15,559	$117,834	$79,555	$117,834
The unamortized discounts and issuance costs as of December 31, 2020 will be amortized over a weighted-average remaining period of approximately 1.4 years.
Interest expense for the years ended December 31, 2020, 2019 and 2018 related to the 2035 Notes consisted of the following (in thousands):

	Year Ended December 31,
	2020		2019		2018
	Series A Notes	Series B Notes	Series A Notes	Series B Notes	Series A Notes	Series B Notes

Coupon interest	$636	$7,475	$1,198	$7,454	$2,537	$7,454
Amortization of 2035 Notes discounts and issuance costs	2,540	19,859	5,879	18,943	11,785	18,068
Total interest expense recognized	$3,176	$27,334	$7,077	$26,397	$14,322	$25,522

Effective interest rate on the liability component	2.7%	6.7%	6.4%	6.7%	6.4%	6.8%
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
11. Commitments and Contingencies
Letters of Credit
We are party to letters of credit totaling $3.9 million and $3.6 million as of December 31, 2020 and 2019, respectively, issued primarily in support of operating leases for several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of December 31, 2020 and 2019, we had non-cancelable open orders of $6.0 million and $5.0 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of December 31, 2020, we have not incurred nor accrued any significant liabilities for such non-cancelable commitments.
Purchase Obligations
As of December 31, 2020, we had approximately $16.2 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In situations where we have received delivery of the goods or services as of December 31, 2020 under purchase orders outstanding as of the same date, such amounts are reflected in the consolidated balance sheet as accounts payable or accrued liabilities, and are excluded from the $16.2 million.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through December 31, 2020, there have been no claims under any indemnification provisions.
12. Redeemable Preferred Stock

On November 18, 2020, we entered into the Series A Securities Financing Agreements. Pursuant to the Series A Securities Financing Agreements, on December 11, 2020 we issued and sold 400,000 shares of a newly designated 4.5% Series A Convertible Preferred Stock (“Series A Preferred Stock”), at a price of $1,000 per share, for an aggregate purchase price of $400.0 million. We intend to use the net proceeds from the issuance and sale to fund acquisitions, buybacks of our common stock, and for working capital purposes.

Each share of Series A Preferred Stock has the powers, designations, preferences, and other rights of the shares of such series as are set forth in the Certificate of Designations of the Series A Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on December 11, 2020 (the “Certificate of Designations”).

The Series A Preferred Stock ranks senior to the Company’s common stock (“Common Stock”), with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company (a “Liquidation”). Upon a Liquidation, each share of Series A Preferred Stock is entitled to receive an amount per share equal to the greater of (i) the purchase price paid by the Purchaser, plus all accrued and unpaid dividends and (ii) the amount that the holder of Series A Preferred Stock (each, a “Holder” and collectively, the “Holders”) would have been entitled to receive at such time if the Series A Preferred Stock were converted into Common Stock (the “Liquidation Preference”). The initial purchase price of the Series A Preferred Stock is $1,000 per share (the “Original Purchase Price”). The Holders are entitled to dividends on the Original Purchase Price paid by the Purchaser at the rate of 4.5%, cumulatively, per annum that (i) for the first three years after December 11, 2020 will be paid in-kind, and (ii) after the third anniversary of December 11, 2020, will, at the Company’s election either be paid in cash, or, if not, will accrue and accumulate, in each case, accruing daily and paid quarterly in arrears. The Holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis.

The Holder has the right, at its option, to convert its Series A Preferred Stock, in whole or in part, into fully paid and non-assessable shares of Common Stock at a conversion price equal to $17.25 per share subject to certain customary adjustments in the event of certain adjustments to the Common Stock. As of December 31, 2020, the conversion price was equal to $17.25 per share. After the third anniversary of December 11, 2020, subject to certain conditions, the Company may, at its option, require conversion of all of the outstanding shares of Series A Preferred Stock to Common Stock if, for at least 20 trading days during the 30 consecutive trading days immediately preceding the date the Company notifies the Holders of the election to convert, the closing price of the Common Stock is at least 175% of the conversion price.

After the seventh anniversary of December 11, 2020, each Holder shall have the right to require the Company to redeem all or any part of the Holder’s Series A Preferred Stock for cash at a price equal to the Original Purchase Price paid by the Purchaser plus any accrued and unpaid dividends. Upon a “Fundamental Change” (involving a change of control, bankruptcy, insolvency, liquidation or de-listing of the Company as further described in the Certificate of Designations), each Holder shall have the right to require the Company to redeem all or any part of the Holder’s Series A Preferred Stock for an amount equal to the Liquidation Preference at a repurchase price calculated in accordance with the Certificate of Designations plus any accrued and unpaid dividends.

The Holders are generally entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote of holders of shares of Common Stock (voting together with the holders of shares of Common Stock as one class) on an as-converted basis, subject to certain Nasdaq voting limitations, if applicable. Additionally, the consent of the Holders of a majority of the outstanding shares of Series A Preferred Stock is required for so long as any shares of the Series A Preferred Stock remain outstanding for (i) amendments to the Company’s organizational documents that have an adverse effect on the holders of Series A Preferred Stock and (ii) issuances by the Company of securities that are senior to, or equal in priority with, the Series A Preferred Stock. In addition, for so long as 25% of the Series A Preferred Stock issued in connection with the Financing Agreements remains outstanding, consent of the Holders of a majority of the outstanding shares of Series A Preferred Stock is required for (i) any change to the size of the Board of Directors of the Company, (ii) any voluntary dissolution, liquidation, bankruptcy, winding up or deregistration or delisting and (iii) incurrence by the Company of net debt in excess of $350,000,000.

We have applied the guidance in ASC 480‑10‑S99‑3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and have therefore classified the Series A Preferred Stock as mezzanine equity. The Series A Preferred Stock was recorded outside of stockholders’ deficit because it is probable that the shares will be redeemed at the option of the Holders and that redemption option is not solely within the Company's control. Upon issuance, we elected to record the Series A Preferred Stock at redemption value. As such, we recognized $4.7 million of accretion as of December 31, 2020.

As of December 31, 2020 we had accrued dividends of $1.0 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to the Company being in an accumulated deficit position.
13. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share, of which 400,000 shares of Series A Preferred Stock were outstanding as of December 31, 2020. No shares of convertible preferred stock were outstanding as of December 31, 2019.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of December 31, 2020 and 2019. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.

We had reserved shares of common stock for issuance as follows (in thousands):

	As of December 31,
	2020	2019
Reserved under stock award plans	38,745	37,982
Convertible senior notes	33,856	35,442
Convertible preferred stock	23,249	—
ESPP	3,425	3,428
Total	99,275	76,852

14. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Stock that is purchased prior to vesting is subject to our right of repurchase at any time following termination of the participant's service for so long as such stock remains unvested. Approximately 14.9 million shares and 11.9 million shares of our common stock were reserved for future grants as of December 31, 2020 and 2019, respectively, under the 2013 Plan. As of January 1, 2021, an additional 11,784,453 shares of common stock became available for future grants under our 2013 Plan pursuant to provisions thereof that automatically increase the share reserve under such plan each year.
Our ESPP allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of 3,425,303 shares and 3,427,955 shares of common stock were available for future issuance as of December 31, 2020 and 2019, respectively, under our ESPP. As of January 1, 2021, an additional 2,356,890 shares of common stock became available for future issuance under our ESPP pursuant to the provisions thereof that automatically increase the share reserve under such plan each year.
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

Stock Option Activity
A summary of the activity for our stock option changes during the reporting periods and a summary of information related to options outstanding and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2017	4,433	$12.31
Granted	—	—
Exercised	(946)	7.28		$9,588
Cancelled	(178)	35.78
Balance — December 31, 2018	3,309	$12.49
Granted	—	—
Exercised	(731)	5.73		7,537
Cancelled	(140)	22.65
Assumed in connection with acquisition	1,953	3.00
Balance — December 31, 2019	4,391	$9.07
Granted	—	—
Exercised	(1,414)	5.19		12,849
Cancelled	(334)	13.85
Assumed in connection with acquisition	842	1.39
Balance — December 31, 2020	3,485	$8.33	5.3	$60,679
Options exercisable — December 31, 2020	2,076	$12.43	3.3	$31,426
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
Restricted Stock Award (RSA) and Restricted Stock Unit (RSU) Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting periods and a summary of information related to unvested restricted common stock, RSAs and RSUs and those expected to vest based on the achievement of a performance condition are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2017	20,017	$17.09
Granted	12,209	15.42
Vested	(8,828)	18.11
Cancelled	(3,117)	16.81
Unvested balance — December 31, 2018	20,281	$15.53
Granted	13,302	16.82
Vested	(8,894)	16.03
Cancelled	(2,992)	16.10
Unvested balance — December 31, 2019	21,697	$16.07
Granted	15,838	15.03
Vested	(10,077)	15.23
Cancelled	(7,058)	16.41
Unvested balance — December 31, 2020	20,400	$15.35	1.4	$470,424
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — December 31, 2020	1,631	$17.27	1.5	$37,601

During the years ended December 31, 2020, 2019 and 2018, we issued 1.2 million, 1.4 million and 1.3 million shares, respectively, of restricted common stock, restricted stock awards or restricted stock units to certain employees which vest upon the achievement of certain performance conditions in addition to a continued service relationship with the Company.
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
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our common shares under the ESPP:

Year Ended December 31,
	2020	2019	2018
Fair value of common stock	$13.06 - $15.03	$14.59 - $16.35	$16.69 - $20.01
Risk-free interest rate	0.09% - 0.18%	1.60% - 2.35%	2.08% - 2.70%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Volatility	48% - 68%	29% - 39%	32% - 38%
Dividend yield	—%	—%	—%
Stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of product, subscription and support revenue	$16,393	$14,905	$14,178
Cost of professional services revenue	18,695	13,972	14,184
Research and development	45,867	45,476	49,503
Sales and marketing	49,662	49,198	47,592
General and administrative	25,176	29,966	28,218
Restructuring	314	—	—
Total	$156,107	$153,517	$153,675
As of December 31, 2020, total compensation cost related to stock-based awards not yet recognized was $298.6 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.5 years.

15. Income Taxes
Loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$(106,051)	$(141,740)	$(119,886)
Foreign	(98,358)	$(109,979)	(117,713)
Total	$(204,409)	$(251,719)	$(237,599)
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal:
Current	$—	$—	$—
Deferred	(1,108)	(1,113)	(429)
State:
Current	246	251	109
Deferred	(712)	(190)	(194)
Foreign:
Current	5,349	6,378	6,502
Deferred	(881)	364	(464)
Total	$2,894	$5,690	$5,524
Reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal tax benefit	0.2	—	—
Change in valuation allowance	(10.8)	(32.5)	(10.0)
Research and development tax credit	3.2	2.6	1.6
Stock-based compensation	(4.1)	(2.6)	(2.4)
Impact of foreign tax differential	(10.4)	8.0	(11.5)
Non-deductible/non-taxable items	0.3	1.9	(0.2)
Other, net	(0.8)	(0.7)	(0.8)
Total	(1.4)%	(2.3)%	(2.3)%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$121,001	$116,790
Accruals and reserves	12,766	8,061
Stock-based compensation	7,631	14,852
Fixed assets	1,800	1,238
Lease liability	14,034	21,689
Deferred revenue	132,262	119,129
Intangible asset, net	20,036	14,646
Tax credit carryforwards	66,677	56,865
Other deferred tax assets	265	700
Gross deferred tax assets	376,472	353,970
Valuation allowance	(315,554)	(276,731)
Total deferred tax assets	60,918	77,239
Deferred tax liabilities:
Accruals and reserves	(4,905)	(5,587)
Right of use asset	(7,686)	(14,329)
Convertible senior notes	(27,997)	(38,448)
Deferred commissions	(17,381)	(16,764)
Total deferred tax liabilities	(57,969)	(75,128)
Total net deferred tax assets	$2,949	$2,111
In December 2019, we completed an intra-entity asset transfer of certain of our intellectual property rights to an Irish subsidiary where our international business is headquartered. The transfer resulted in a step-up in the tax basis of the transferred intellectual property rights and a correlated increase in foreign deferred tax assets. As of December 31, 2020, we believe it is more likely than not that these additional foreign deferred tax assets will not be realized and therefore, are offset by a full valuation allowance. Due to our history of losses we believe it is more likely than not that our U.S. deferred tax assets will not be realized as of December 31, 2020. Accordingly, we have established a full valuation allowance on our U.S. deferred tax assets. Our valuation allowance increased by approximately $38.8 million during the year ended December 31, 2020. This change is primarily attributable to an increase in deferred tax assets related to deferred revenue and research and development credits and, a decrease in deferred tax liability related to convertible debt.

In July 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement (CSAs). The opinion invalidated part of a treasury regulation requiring stock-based compensation to be included in any qualified intercompany cost-sharing arrangement. On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit reversed the U.S. Tax Court’s decision. On July 22, 2019, Altera Corp. filed a petition for an en banc rehearing before the U.S. Court of Appeals for the Ninth Circuit, which was denied on November 12, 2019. On February 10, 2020, Altera Corp. filed a petition to the U.S. Supreme Court for review of the decision. On June 22, 2020, the U.S. Supreme Court declined to issue a writ of certiorari, thus leaving intact the U.S. Court of Appeals for the Ninth Circuit’s 2019 decision upholding the validity of the Treasury regulations that require related parties to share the costs of stock-based compensation as a component of their intangible development costs in CSAs. We previously recorded a tax benefit based on the Tax Court’s opinion issued in 2015, which was offset by a corresponding increase in the valuation allowance against U.S. deferred tax assets. In 2019, we recorded a reduction of $9.4 million to our deferred tax asset for U.S. net operating loss carryforwards, which are subject to a valuation allowance. In 2020, as a result of the U.S. Supreme Court’s decision, we reversed the reduction of $9.4 million to our deferred tax assets for U.S. net operating loss carryforwards, which is fully offset by valuation allowance.

As of December 31, 2020, we had federal, state and foreign net operating loss carry forwards of approximately $431.5 million, $473.6 million and $52.9 million, respectively, available to reduce future taxable income, if any. If not utilized, the federal net operating loss carry forwards will expire from the years ending December 31, 2034 through 2037 while state net operating loss carry forwards will expire from the years ending December 31, 2021 through 2037. All of the foreign net operating loss can be carried forward indefinitely.

As of December 31, 2020, we also had federal and state income tax credit carry forwards of approximately $46.4 million and $25.6 million, respectively. If not utilized, the federal credit carry forwards will expire in various amounts from the years ended December 31, 2024 through 2040. Most of the state tax credits can be carried forward indefinitely.
Utilization of the net operating loss carry forwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
As of December 31, 2020, we had $50.2 million of unrecognized tax benefits, of which if recognized, $2.0 million would affect our effective tax rate. We file income tax returns in U.S. federal, state and foreign jurisdictions. As we have net operating loss carry forwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdictions, the tax years open to examination include the years 2016 and forward. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. During the year ended December 31, 2020, we recognized interest and penalties of $96,000. During the years ended December 31, 2019 and 2018, we recognized a $113,000 and $151,000 increase to interest and penalties, respectively. As of December 31, 2020 and 2019, our total accrual for interest and penalties was $764,000 and $668,000, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.
A reconciliation of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Unrecognized tax benefits at the beginning of the period	$56,134	$42,490	$39,387
Increases related to current year tax positions	3,401	7,076	2,651
Increases related to prior year tax positions	281	6,654	501
Decreases related to prior year tax positions	(9,389)	—	—
Decreases related to settlements with taxing authorities	(227)	(29)	—
Decreases related to lapse of statute of limitations	(9)	(57)	(49)
Unrecognized tax benefits at the end of the period	$50,191	$56,134	$42,490
As of December 31, 2020, we have not provided for state income taxes or foreign withholding taxes on the undistributed earnings of certain foreign subsidiaries which are considered indefinitely invested outside of the U.S. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

16. Net Loss per Share
Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and options. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, conversion of the Convertible Senior Notes and unvested restricted common stock and stock units. As we had net losses for the years ended December 31, 2020, 2019 and 2018, all potential common shares were excluded as they were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	(207,303)	(257,409)	(243,123)
Dividend on series A convertible preferred stock	(1,050)	—	—
Accretion of series A convertible preferred stock	$(4,653)	$—	$—
Net loss attributable to common stockholders, basic and diluted	$(213,006)	$(257,409)	$(243,123)
Denominator:
Weighted average number of shares outstanding—basic and diluted	$223,308	$207,234	$190,803
Net loss per share attributable to common stockholders, basic and diluted	$(0.95)	$(1.24)	$(1.27)

The following outstanding options, unvested shares and units, ESPP shares, shares issuable upon the conversion of our Convertible Senior Notes, convertible preferred stock and shares contingently issuable were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of December 31,
	2020	2019	2018
Options to purchase common stock	3,485	4,391	3,309
Unvested restricted stock awards and units	20,400	21,697	20,281
Convertible preferred stock	23,249	—	—
Convertible senior notes	33,856	35,442	35,442
ESPP shares	197	166	160
17. Employee Benefit Plan
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
18. Segment and Major Customers Information
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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S.	$584,696	$554,856	$523,150
EMEA	158,560	155,357	135,736
APAC	140,492	131,361	122,516
Other	56,836	47,578	49,548
Total revenue	$940,584	$889,152	$830,950
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
In addition to our product, subscription and support solutions, we offer professional services, including incident response and other security consulting services, to our customers who have experienced a cybersecurity breach or desire assistance assessing the resilience of their information systems infrastructure. The majority of our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from professional services is recognized as services are delivered. Revenue from our Expertise-on-Demand micro-services and some pre-paid professional services is deferred, and revenue is recognized when services are delivered.
The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue by Category
Product and related subscription and support	$422,812	$467,823	$498,992
Platform, cloud subscription and managed services	302,133	$241,013	188,390
Professional services	215,639	$180,316	143,568
Total revenue	$940,584	$889,152	$830,950
Long lived assets by geography
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of December 31,
	2020	2019
Property and Equipment, net:
United States	$73,699	$85,287
International	6,071	8,525
Total property and equipment, net	$79,770	$93,812
For the years ended December 31, 2019 and 2018, one distributor represented 13% and 20%, respectively, of the Company's total revenue, but did not represent 10% or greater of the Company's total revenue for the year ended December 31, 2020, and one reseller represented 15%, 14% and 15%, respectively, of the Company's total revenue. Additionally, another distributor represented 12% and 10%, respectively, of the Company's total revenue for the years ended December 31, 2020 and 2019, but did not represent 10% or greater of the Company's total revenue for the year ended December 31, 2018.
As of December 31, 2020 and 2019, no customer represented 10% or more of the Company's net accounts receivable balance.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FireEye, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of FireEye, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements.
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
February 26, 2021

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

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
3. Exhibits Required by Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Reorganization, dated as of May 28, 2019, by and among the Registrant, Viking Merger Corporation, Viking Merger LLC, Verodin, Inc. and Shareholder Representative Services LLC.	8-K	001-36067	2.1	May 28, 2019
2.2+	Agreement and Plan of Reorganization, dated as of November 18, 2020, by and among the Registrant, Bravo Merger Acquisition Corporation, Bravo Merger Acquisition LLC, Respond Software, Inc. and Fortis Advisors LLC.	8-K	001-36067	2.1	November 19, 2020

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36067	3.1	September 25, 2013

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36067	3.1	August 4, 2016

3.3	Certificate of Designations of the Registrant.	8-K	001-36067	3.1	December 11, 2020

4.1	Form of the Registrant's common stock certificate.	S-1/A	333-190338	4.1	September 9, 2013

4.2	Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.1	June 5, 2015

4.3	Form of Global 1.000% Convertible Senior Note due 2035 (included in Exhibit 4.2).	8-K	001-36067	4.2	June 5, 2015

4.4	Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.3	June 5, 2015

4.5	Form of Global 1.625% Convertible Senior Note due 2035 (included in Exhibit 4.4).	8-K	001-36067	4.4	June 5, 2015

4.6	Indenture, dated as of May 24, 2018, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.1	May 25, 2018

4.7	Form of Global 0.875% Convertible Senior Note due 2024 (included in Exhibit 4.6).	8-K	001-36067	4.2	May 25,2018

4.8*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1†	Form of Indemnification Agreement between the Registrant and certain of its officers and directors.	S-1	333-190338	10.1	August 2, 2013

10.2†	Employee Incentive Plan.	S-1	333-190338	10.17	August 2, 2013

10.3†	Change of Control Severance Policy for Officers.	S-1/A	333-190338	10.27	August 21, 2013

10.4†	2008 Stock Plan, as amended, including form agreements under 2008 Stock Plan.	S-1/A	333-190338	10.6	September 9, 2013

10.5†	2013 Equity Incentive Plan, including form agreements under 2013 Equity Incentive Plan.	S-1/A	333-193717	10.6	March 3, 2014

10.6†	2013 Employee Stock Purchase Plan, as amended and restated as of August 2, 2016.	10-Q	001-36067	10.1	November 4, 2016

10.7†	Mandiant Corporation 2011 Equity Incentive Plan, as amended, including form agreements under Mandiant Corporation 2011 Equity Incentive Plan.	S-1	333-193717	10.8	February 3, 2014

10.8*†	Outside Director Compensation Policy, as amended and currently in effect.

10.9†	Offer Letter between the Registrant and Enrique Salem, dated February 2, 2013.	S-1	333-190338	10.11	August 2, 2013

10.10†	Offer Letter between the Registrant and Ronald E. F. Codd, dated July 28, 2012.	S-1	333-190338	10.12	August 2, 2013

10.11†	Offer Letter between the Registrant and Kimberly Alexy, dated December 12, 2014.	8-K	001-36067	10.1	January 8, 2015

10.12†	Offer Letter between the Registrant and Stephen Pusey, dated June 12, 2015.	8-K	001-36067	10.1	June 17, 2015

10.13†	Offer Letter between the Registrant and Robert E. Switz, dated September 11, 2017.	8-K	001-36067	10.1	September 13, 2017

10.14†	Offer Letter between the Registrant and Adrian McDermott, dated January 25, 2019.	8-K	001-36067	10.1	February 6, 2019

10.15†	Offer Letter between the Registrant and Alexa King, dated August 1, 2013.	S-1/A	333-190338	10.16	August 21, 2013

10.16†	Offer Letter between the Registrant and Kevin Mandia, dated December 24, 2013.	8-K	001-36067	10.1	January 2, 2014

10.17†	Offer Letter between the Registrant and Travis Reese, dated June 27, 2016.	10-Q	001-36067	10.3	August 5, 2016

10.18†	Offer Letter between the Registrant and William Robbins, dated October 31, 2016.	10-K	001-36067	10.21	February 24, 2017

10.19†	Offer Letter between the Registrant and Frank Verdecanna, dated February 20, 2018.	10-K/A	001-36067	10.21	March 1, 2018

10.20†	Offer Letter between the Registrant and Peter Bailey, dated February 11, 2020.	10-K	001-36067	10.20	February 21, 2020

10.21†	Offer Letter between the Registrant and Sara Andrews, dated August 3, 2020.	8-K	001-36067	10.1	August 11, 2020

10.22†	Offer Letter between the Registrant and Arthur W. Coviello, dated December 10, 2020.	8-K	001-36067	10.5	December 11, 2020

10.23†	Key Employee Non-Competition Agreement, dated as of December 30, 2013, by and between Kevin Mandia and the Registrant.	8-K	001-36067	10.3	January 2, 2014

10.24†	Key Employee Non-Competition Agreement, dated as of December 30, 2013, by and between Travis Reese and the Registrant.	10-Q	001-36067	10.4	August 5, 2016

10.25†	Consulting Agreement between the Registrant and Travis Reese, effective as of March 3, 2020.	8-K	001-36067	10.1	February 5, 2020

10.26	Lease, dated as of August 4, 2016, by and between the Registrant and 601 McCarthy Owner, LLC.	8-K	001-36067	10.1	August 16, 2016

10.27	First Amendment, dated as of December 1, 2016, to the Lease dated as of August 4, 2016 by and between the Registrant and 601 McCarthy Owner, LLC.	10-K/A	001-36067	10.26	March 1, 2018

10.28	Second Amendment, dated as of October 19, 2017, to the Lease dated as of August 4, 2016 by and between the Registrant and 601 McCarthy Owner, LLC.	10-K/A	001-36067	10.27	March 1, 2018

10.29††	Flextronics Design and Manufacturing Services Agreement, dated as of September 28, 2012, by and between the Registrant and Flextronics Telecom Systems, Ltd.	S-1/A	333-190338	10.19	September 9, 2013

10.30	Amendment to Flextronics Design and Manufacturing Services Agreement, effective as of August 1, 2013, by and among the Registrant, FireEye Ireland Limited and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.3	November 5, 2014

10.31^	Amendment #2 to Flextronics Design and Manufacturing Services Agreement, effective as of April 1, 2019, by and between the Registrant and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.1	August 2, 2019

10.32	Design Statement of Work A-1 to Flextronics Design and Manufacturing Services Agreement, dated December 4, 2013, by and among the Registrant, FireEye Ireland Limited and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.4	November 5, 2014

10.33	Data Processing Addendum to Flextronics Design and Manufacturing Services Agreement, dated as of April 9, 2018, by and between the Registrant and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.2	August 3, 2018

10.34	Export Services (preparation and filing of the EEI) Addendum to Flextronics Design and Manufacturing Services Agreement, effective as of October 1, 2018, by and between the Registrant and Flextronics Telecom Systems, Ltd.	10-Q	001-36067	10.1	November 2, 2018

10.35	Purchase Agreement, dated May 27, 2015, among the Registrant and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several Initial Purchasers named in Schedule I thereto.	8-K	001-36067	10.1	May 29, 2015

10.36	Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC.	8-K	001-36067	10.2	May 29, 2015

10.37	Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC.	8-K	001-36067	10.3	May 29, 2015

10.38	Form of Capped Call Confirmation.	8-K	001-36067	10.1	May 25, 2018

10.39+	Securities Purchase Agreement, dated as of November 18, 2020, by and between Registrant and BTO Delta Holdings DE L.P.	8-K	001-36067	10.1	November 19, 2020

10.40+	Securities Purchase Agreement, dated as of November 18, 2020, by and among Registrant, ClearSky Security Fund I LLC and ClearSky Power and Technology Fund II LLC.	8-K	001-36067	10.2	November 19, 2020

10.41	Amendment to Securities Purchase Agreement by and between the Registrant and Blackstone Delta Holdings DE L.P. (formerly known as BTO Delta Holdings DE L.P.) dated December 11, 2020.	8-K	001-36067	10.1	December 11, 2020

10.42	Amendment to Securities Purchase Agreement by and among the Registrant, ClearSky Security Fund I LLC and ClearSky Power & Technology Fund II LLC dated December 11, 2020.	8-K	001-36067	10.2	December 11, 2020

10.43	Registration Rights Agreement by and between the Registrant and Blackstone Delta Holdings DE L.P. dated December 11, 2020.	8-K	001-36067	10.3	December 11, 2020

10.44	Registration Rights Agreement by and among the Registrant, ClearSky Security Fund I LLC and ClearSky Power & Technology Fund II LLC dated December 11, 2020.	8-K	001-36067	10.4	December 11, 2020

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts receivable	Balance at beginning of period	Charged to cost and expenses	Write-offs, net of recoveries	Balance at end of period
Year ended December 31, 2018	$2,503	$105	$(83)	$2,525
Year ended December 31, 2019	2,525	723	(985)	2,263
Year ended December 31, 2020	2,263	1,485	(1,189)	2,559

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2021.

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

Signature	Title	Date

/S/ KEVIN R. MANDIA Kevin R. Mandia	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021

/S/ FRANK E. VERDECANNA Frank E. Verdecanna	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	February 26, 2021

/S/ KIMBERLY ALEXY Kimberly Alexy	Director	February 26, 2021

/S/ SARA C. ANDREWS Sara C. Andrews	Director	February 26, 2021

/S/ RONALD E. F. CODD Ronald E. F. Codd	Director	February 26, 2021

/S/ ARTHUR W. COVIELLO, JR. Arthur W. Coviello, Jr.	Director	February 26, 2021

/S/ ADRIAN McDERMOTT Adrian McDermott	Director	February 26, 2021

/S/ VIRAL PATEL Viral Patel	Director	February 26, 2021

/S/ ENRIQUE T. SALEM Enrique T. Salem	Director	February 26, 2021

/S/ ROBERT E. SWITZ Robert E. Switz	Director	February 26, 2021