Form 10-Q
period 2021-03-31
FireEye, Inc.
filed 2021-04-30
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares of the registrant's common stock outstanding as of April 27, 2021 was 238,445,376.

PART I — FINANCIAL INFORMATION
Item1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$516,972	$676,454
Short-term investments	783,689	624,824
Accounts receivable, net of allowance for doubtful accounts of $2,101 and $2,559 at March 31, 2021 and December 31, 2020, respectively	109,213	153,575
Inventories	5,432	4,023
Prepaid expenses and other current assets	103,027	103,368
Total current assets	1,518,333	1,562,244
Property and equipment, net	79,550	79,770
Operating lease right-of-use assets, net	39,238	38,251
Goodwill	1,364,837	1,364,886
Intangible assets, net	114,222	126,067
Deposits and other long-term assets	68,764	74,664
TOTAL ASSETS	$3,184,944	$3,245,882

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,076	$5,107
Operating lease liabilities, current	13,843	16,024
Accrued and other current liabilities	24,804	23,239
Accrued compensation	70,342	95,664
Deferred revenue, current	587,933	613,709
Total current liabilities	709,998	753,743
Convertible senior notes, non-current, net	972,280	960,896
Deferred revenue, non-current	322,765	342,748
Operating lease liabilities, non-current	54,710	42,202
Other long-term liabilities	4,498	$12,339
Total liabilities	2,064,251	2,111,928
Commitments and contingencies (NOTE 10)
Series A convertible preferred stock, par value of $0.0001 per share; 400 shares authorized, issued and outstanding as of March 31, 2021 and December 31, 2020	$405,562	$401,050
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 238,440 shares and 235,690 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	24	24
Additional paid-in capital	3,657,910	3,623,244
Treasury stock, at cost; 1,778 shares as of March 31, 2021 and December 31, 2020, respectively	(80,000)	(80,000)
Accumulated other comprehensive income	2,039	3,834
Accumulated deficit	(2,864,842)	(2,814,198)
Total stockholders’ equity	715,131	732,904
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$3,184,944	$3,245,882
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product, subscription and support	$183,017	$174,083
Professional services	63,331	50,639
Total revenue	246,348	224,722
Cost of revenue:
Product, subscription and support	51,968	53,136
Professional services	32,602	28,450
Total cost of revenue	84,570	81,586
Total gross profit	161,778	143,136
Operating expenses:
Research and development	72,420	67,503
Sales and marketing	99,601	100,200
General and administrative	26,489	27,429
Restructuring charges	—	10,974
Total operating expenses	198,510	206,106
Operating loss	(36,732)	(62,970)
Interest income	1,644	4,424
Interest expense	(14,624)	(15,846)
Other income (expense), net	571	(989)
Loss before income taxes	(49,141)	(75,381)
Provision for income taxes	1,503	925
Net loss	$(50,644)	$(76,306)
Dividend on series A convertible preferred stock	(4,512)	—
Accretion of series A convertible preferred stock	(82)	—
Net loss attributable to common stockholders, basic and diluted	$(55,238)	$(76,306)
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.35)
Weighted average shares used in computing net loss per share, basic and diluted	234,740	217,789
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(50,644)	$(76,306)
Change in net unrealized loss on available-for-sale investments	(1,795)	(2,849)
Comprehensive loss	$(52,439)	$(79,155)
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders' Equity
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Total stockholders' equity, beginning balances	$732,904	$701,666

Common stock and additional paid-in-capital:
Balance, beginning of period	3,623,268	3,457,381
Issuance of common stock for equity awards, net of tax withholdings	1,097	1,348
Shares withheld for taxes	(8,798)	(7,399)
Accretion of series A convertible preferred stock	(82)	—
Dividends on series A convertible preferred stock	(4,512)	—
Stock-based compensation	46,961	37,148
Balance, end of period	3,657,934	3,488,478

Treasury stock:
Balance, beginning of period	(80,000)	(150,000)
Balance, end of period	(80,000)	(150,000)

Accumulated other comprehensive income (loss):
Balance, beginning of period	3,834	1,180
Unrealized loss investments	(1,795)	(2,849)
Balance, end of period	2,039	(1,669)

Accumulated deficit:
Balance, beginning of period	(2,814,198)	(2,606,895)
Net loss	(50,644)	(76,306)
Balance, end of period	(2,864,842)	(2,683,201)

Total stockholders' equity, ending balances	$715,131	$653,608

Series A convertible preferred stock:
Balance, beginning of period	$401,050	$—
Series A convertible preferred stock issuance costs	(82)	—
Accretion of series A convertible preferred stock	82	—
Dividends on series A convertible preferred stock	4,512	—
Balance, end of period	$405,562	$—

See accompanying notes to condensed consolidated financial statements

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,644)	$(76,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,613	24,241
Stock-based compensation	45,767	36,178
Non-cash interest expense related to convertible senior notes	11,384	12,365
Deferred income taxes	(126)	143
Other	2,010	6,267
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	44,517	30,256
Inventories	(234)	(935)
Prepaid expenses and other assets	5,453	2,827
Accounts payable	8,130	1,717
Accrued liabilities	5,379	(1,319)
Accrued compensation	(25,322)	(1,572)
Deferred revenue	(45,759)	(54,711)
Other long-term liabilities	(7,308)	(3,607)
Net cash provided by (used in) operating activities	20,860	(24,456)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(10,023)	(11,680)
Purchases of short-term investments	(339,801)	(103,131)
Proceeds from maturities of short-term investments	176,755	108,462
Purchase of investment in privately held company	—	(1,000)
Business acquisitions, net of cash acquired	49	(12,948)
Lease deposits	461	67
Net cash used in investing activities	(172,559)	(20,230)
CASH FLOWS FROM FINANCING ACTIVITIES:
Series A convertible preferred stock issuance costs	(82)
Payment related to shares withheld for taxes	(8,798)	(7,399)
Proceeds from exercise of equity awards	1,097	1,348
Net cash used in financing activities	(7,783)	(6,051)
Net change in cash and cash equivalents	(159,482)	(50,737)
Cash and cash equivalents, beginning of period	676,454	334,603
Cash and cash equivalents, end of period	$516,972	$283,866
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,158	$727
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$2,696	$3,215
Dividend on series A convertible preferred stock	$4,512	$—
Accretion of series A convertible preferred stock	$82	$—

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year. The balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at that date but does not include all information required by U.S. GAAP for annual consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three months ended March 31, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Recently Adopted Accounting Pronouncements
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard requires capitalization of the implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Further, the standard also requires the Company to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. We adopted the standard effective January 1, 2020. The standard did not have a significant impact on our unaudited condensed consolidated financial statements.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (i.e. Step 2 of the current guidance), instead measuring the impairment charge as the excess of the reporting unit's carrying amount over its fair value (i.e. Step 1 of the current guidance). We adopted the standard effective January 1, 2020. The standard did not have a significant impact on our unaudited condensed consolidated financial statements.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss ("CECL") model. The CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. The guidance was effective for the Company beginning in the first quarter of 2020. We adopted the standard effective January 1, 2020. The standard did not have a significant impact on our unaudited condensed consolidated financial statements.
Simplifying Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. ASU 2019-12 is effective for annual and interim periods in fiscal years beginning after December 15, 2020. We adopted ASU 2019-12 as of January 1, 2020. The adoption did not have a significant impact on our unaudited condensed consolidated financial statements.
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

The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of March 31, 2021				As of December 31, 2020
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$223,910	$—	$—	$223,910	$32,954	$—	$—	$32,954
Total cash equivalents	223,910	—	—	223,910	32,954	—	—	32,954
Short-term investments:
Certificates of deposit	—	2,982	—	2,982	—	2,752	—	2,752
Commercial paper	—	4,999	—	4,999	—	19,994	—	19,994
Corporate notes and bonds	—	529,773	—	529,773	—	437,652	—	437,652
U.S. Treasuries	—	72,087	—	72,087	—	74,934	—	74,934
U.S. Government agencies	—	173,848	—	173,848	—	89,492	—	89,492
Total short-term investments	—	783,689	—	783,689	—	624,824	—	624,824
Total assets measured at fair value	$223,910	$783,689	$—	$1,007,599	$32,954	$624,824	$—	$657,778
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
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a privately held company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. In light of the COVID-19 pandemic, we performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of March 31, 2021.
The estimated fair value of the Convertible Senior Notes was determined to be $1.0 billion as of March 31, 2021 and as of December 31, 2020. The fair value was determined based on the closing trading prices per $100 principal amount of the respective Convertible Senior Notes as of the last day of trading for the period. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

3. Investments
Our investments consisted of the following (in thousands):

	As of March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$2,922	$60	$—	$2,982
Commercial paper	4,999	—	—	4,999
Corporate notes and bonds	527,173	2,885	(285)	529,773
U.S. Treasuries	72,077	16	(6)	72,087
U.S. Government agencies	173,971	2	(125)	173,848
Total	$781,142	$2,963	$(416)	$783,689

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$2,679	$73	$—	$2,752
Commercial paper	$19,994	$—	$—	$19,994
Corporate notes and bonds	433,445	4,248	(41)	437,652
U.S. Treasuries	74,914	26	(6)	74,934
U.S. Government agencies	89,451	54	(13)	89,492
Total	$620,483	$4,401	$(60)	$624,824
The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2021
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$4,999	$—	$—	$—	$4,999	$—
Corporate notes and bonds	224,706	(285)	3,362	—	228,068	(285)
U.S. Treasuries	22,792	(6)	—	—	22,792	(6)
U.S. Government agencies	147,146	(125)	1,700	—	148,846	(125)
Total	$399,643	$(416)	$5,062	$—	$404,705	$(416)

	As of December 31, 2020
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$4,997	$—	$—	$—	$4,997	$—
Corporate notes and bonds	92,855	(41)	870	—	93,725	(41)
U.S. Treasuries	42,799	(6)	—	—	42,799	(6)
U.S. Government agencies	37,488	(13)	1,700	—	39,188	(13)
Total	$178,139	$(60)	$2,570	$—	$180,709	$(60)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis.
The following table summarizes the contractual maturities of our investments as of March 31, 2021 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$349,132	$350,290
Due within one to three years	432,010	433,399
Total	$781,142	$783,689
All available-for-sale securities have been classified as current, based on management's ability to use the funds in current operations.
As of December 31, 2020 and March 31, 2021, we held an 11.0% ownership interest in a privately held company, which is accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the privately held company. The investment was fully written off as of March 31, 2021 and no gains or losses were recorded during the three months ended March 31, 2021. We were informed that substantially all of the assets of the privately held company were sold during the three months ended March 31, 2021 and that the privately held company is expected to dissolve after the first anniversary of the asset sale. None of the proceeds of the sale were paid to us or other shareholders of the privately held company in respect of their stock holdings.

4. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Computer equipment and software	$228,594	$220,870
Leasehold improvements	64,094	62,249
Furniture and fixtures	15,298	15,203
Machinery and equipment	465	465
Total property and equipment	308,451	298,787
Less: accumulated depreciation	(228,901)	(219,017)
Total property and equipment, net	$79,550	$79,770
Depreciation and amortization expense related to property, equipment and demonstration units during the three months ended March 31, 2021 and 2020 was $11.3 million and $9.0 million, respectively.
During the three months ended March 31, 2021 and 2020, we capitalized $7.9 million and $5.8 million, respectively, of software development costs primarily related to our platform and cloud subscription offerings. Amortization expense related to capitalized software development costs during the three months ended March 31, 2021 and 2020 were $5.0 million and $4.6 million, respectively.
Refer to Note 6 Restructuring Charges regarding fixed assets write-offs.
5. Business Combinations
Acquisition of Cloudvisory
In January 2020, we acquired Cloudvisory, a provider of cloud visibility and control solutions. As consideration for the acquisition, we paid approximately $13.2 million in cash and assumed $0.3 million in net tangible liabilities.
The acquisition of Cloudvisory was accounted for in accordance with the acquisition method of accounting for business combinations with FireEye as the accounting acquirer. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price of $13.2 million was allocated using the information available to us. The results of operations of Cloudvisory have been included in our consolidated statements of operations from the acquisition date, though revenue and net income from Cloudvisory were not material for the three months ended March 31, 2021. Transaction costs were immaterial and expensed as incurred. Pro forma financial information has not been presented for this acquisition as the impact to our consolidated financial statements was not material. Allocation of the purchase price is as follows (in thousands):

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
Acquisition of Respond Software
In November 2020, we acquired all outstanding shares of privately held Respond Software, a cybersecurity investigation automation company. The acquisition of Respond Software, a leader in automation of extended detection and response (XDR), is intended to add significant capabilities to our Mandiant Advantage platform by automating threat detection and reducing the amount of analyst time necessary to investigate threats due to the reduction in false positives as well as to accelerate Respond Software's learning models with our unique expertise and threat intelligence. In connection with this acquisition, we paid cash consideration of $116.1 million and issued 4,931,862 shares of our common stock—694,768 of these shares were subject to vesting conditions as of December 31, 2020, of which 257,852 were canceled during the three months ended March 31, 2021 and 436,916 shares remained subject to vesting conditions as of March 31, 2021. The estimated fair value of the common stock issued and not subject to vesting conditions was $60.3 million. We also assumed unvested stock options, which are now exercisable for our common stock, of which $1.2 million of the fair value has been accounted for as consideration for assumed awards pertaining to pre-combination service prior to acquisition. Based on the above, total purchase consideration for Respond Software was $177.6 million.
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

Amount
Net tangible assets assumed	(4,551)
Intangible assets	31,880
Deferred tax liability	(1,120)
Goodwill	151,388
Total purchase price allocation	$177,597

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
The estimated useful life and fair values of the identifiable intangible assets are as follows (dollars in thousands):

	Estimated Useful Life (in years)	Amount
Developed technology	5	22,300
In-Process technology	4	2,200
Customer relationships	5	6,760
Trade name	2	620
Total identifiable intangible assets		$31,880
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
Goodwill and Purchased Intangible Assets
Goodwill increased by $0.05 million for tax adjustment for the three months ended March 31, 2021. There were no other changes to the carrying amount of goodwill.

Purchased intangible assets consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Developed technology	$178,303	$178,303
Content	158,700	158,700
Customer relationships	122,450	122,450
Contract backlog	13,200	13,200
Trade names	17,930	17,930
Non-competition agreements	1,400	1,400
Total intangible assets	491,983	491,983
Less: accumulated amortization	(377,761)	(365,916)
Total net intangible assets	$114,222	$126,067
Amortization expense of intangible assets during the three months ended March 31, 2021 and 2020 was $11.8 million and $12.0 million, respectively.
The expected future annual amortization expense of intangible assets as of March 31, 2021 is presented below (in thousands):

Years Ending December 31,	Amount
2021 (remaining nine months)	$35,046
2022	35,575
2023	28,444
2024	9,985
2025 and thereafter	5,172
Total	$114,222

6. Restructuring Charges
The following table sets forth the restructuring balance as of December 31, 2020 related to previous restructuring activities and a summary of restructuring activities during the three months ended March 31, 2021 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2020	$570	$478	$1,048
Provision for restructuring charges	—	—	—
Cash payments	(443)	(321)	(764)
Other adjustments	(110)	9	(101)
Balance, March 31, 2021	$17	$166	$183
The remainder of the restructuring balance of $0.2 million at March 31, 2021 is composed of $0.2 million of non-cancelable non-lease costs which we expect to pay over the terms of the related obligations through the first quarter of 2022.
7. Leases
We have operating leases primarily for corporate offices. Our leases have remaining lease terms of one to eleven years, some of which include options to extend the leases for up to five years, and some of which include options to terminate within one year.
The components of lease expenses were as follows (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating lease costs	$4,099	$4,418
Short-term lease costs	298	527
Sublease income	(223)	(274)
Total net lease costs	$4,174	$4,671

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

As of March 31, 2021
Operating leases:
Operating lease right-of-use assets, net	$39,238

Operating lease liabilities, current	$13,843
Operating lease liabilities, non-current	54,710
Total operating lease liabilities	$68,553

Weighted average remaining lease term (in years)	6.7
Weighted average discount rate	6.2%
Supplemental cash flow and other information related to leases is as follows (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,385	$4,730

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$11,683	$478
Cash flows of operating lease liabilities are as follows (in thousands):

Years Ending December 31,	Amount
2021 (remaining nine months)	$5,995
2022	14,519
2023	12,584
2024	11,243
2025	10,640
2026	10,605
2027 and thereafter	20,272
Total lease payments	85,858
Less: imputed interest	(17,305)
Total lease obligations	68,553
Less: current lease obligations	(13,843)
Long-term lease obligations	$54,710
As of March 31, 2021, we did not have any additional operating lease commitments for office leases that have not yet commenced.

8. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Product, subscription and support, current	$479,459	$503,740
Professional services, current	108,474	109,969
Total deferred revenue, current	587,933	613,709
Product, subscription and support, non-current	321,282	341,541
Professional services, non-current	1,483	1,207
Total deferred revenue, non-current	322,765	342,748
Total deferred revenue	$910,698	$956,457
Changes in the balance of deferred revenue for the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Deferred revenue, beginning of period	$956,457	$974,567
Billings for the period	200,589	170,011
Revenue recognized	(246,348)	(224,722)
Deferred revenue, end of period	$910,698	$919,856
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods ("backlog"). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $910.7 million in deferred revenue and $48.7 million in backlog.
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
We expect to recognize these remaining performance obligations as follows (in percentages):

	Total	Less than 1 year	1-2 years	2-3 years	More than 3 years
Deferred revenue	100%	65%	22%	10%	3%
Backlog	100%	56%	25%	17%	2%

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

As of March 31, 2021, none of the conditions permitting holders to convert their 2024 Notes had been satisfied and no shares of our common stock had been issued in connection with any conversions of the 2024 Notes. Based on the closing price of our common stock of $19.57 per share on March 31, 2021, the conversion value of the 2024 Notes was less than the principal amount of the 2024 Notes outstanding on a per 2024 Note basis.
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
The liability and equity components of the 2024 Notes consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
	2024 Notes	2024 Notes
Liability component:
Principal	$600,000	$600,000
Less: 2024 Notes discounts and issuance costs, net of amortization	(86,478)	(92,750)
Net carrying amount	$513,522	$507,250

Equity component, net of issuance costs	$138,064	$138,064
The unamortized issuance costs as of March 31, 2021 will be amortized over a weighted-average remaining period of approximately 3.2 years.
Interest expense related to the 2024 Notes consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
	2024 Notes	2024 Notes
Coupon interest	$1,313	$1,313
Amortization of 2024 Notes discounts and issuance costs	6,271	5,970
Total interest expense recognized	$7,584	$7,283

Effective interest rate on the liability component	6.0%	6.0%
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
As of March 31, 2021, $23.4 million aggregate principal amount of the Series A Notes remained outstanding.
The liability and equity components of the remaining portion of 2035 Notes consisted of the following (in thousands):

	As of March 31, 2021		As of December 31, 2020
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$23,436	$460,000	$23,436	$460,000
Less: 2035 Notes discount and issuance costs, net of amortization	—	(24,677)	—	(29,790)
Net carrying amount	$23,436	$435,323	$23,436	$430,210

Equity component, net of issuance costs	$15,559	$117,834	$15,559	$117,834
The unamortized discounts and issuance costs as of March 31, 2021 will be amortized over a weighted-average remaining period of approximately 1.2 years.
Interest expense for the three months ended March 31, 2021 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended March 31, 2021
	Series A Notes	Series B Notes
Coupon interest	$59	$1,869
Amortization of 2035 Notes discount and issuance costs	—	5,113
Total interest expense recognized	$59	$6,982

Effective interest rate on the liability component	1.0%	6.5%
Interest expense for the three months ended March 31, 2020 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended March 31, 2020
	Series A Notes	Series B Notes
Coupon interest	$300	$1,869
Amortization of 2035 Notes discount and issuance costs	1,518	4,877
Total interest expense recognized	$1,818	$6,746

Effective interest rate on the liability component	6.2%	6.6%

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

10. Commitments and Contingencies
Letters of Credit
We were party to letters of credit totaling $3.4 million and $3.9 million as of March 31, 2021 and December 31, 2020, respectively, issued primarily in support of operating leases for several of our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Contract Manufacturer Commitments
Our independent contract manufacturers procure components and assemble our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and an analysis from our sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of March 31, 2021 and December 31, 2020, we had non-cancelable open orders with our contract manufacturers of $4.2 million and $6.0 million, respectively. We are required to record a liability for firm, non-cancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. As of March 31, 2021, we have not incurred nor accrued any significant liabilities for such non-cancelable commitments.
Purchase Obligations
As of March 31, 2021, we had approximately $15.8 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In situations where we have received delivery of the goods or services as of March 31, 2021 under purchase orders outstanding as of the same date, such amounts are reflected in the condensed consolidated balance sheet as accounts payable or accrued liabilities and are excluded from the $15.8 million.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through March 31, 2021, there have been no claims under any indemnification provisions.

11. Redeemable Preferred Stock

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

Each share of Series A Preferred Stock has the powers, designations, preferences, and other rights of the shares of such series as are set forth in the Certificate of Designations of the Series A Preferred Stock filed by us with the Secretary of State of the State of Delaware on December 11, 2020 (the “Certificate of Designations”).

The Series A Preferred Stock ranks senior to our common stock, with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of our affairs (a “Liquidation”). Upon a Liquidation, each share of Series A Preferred Stock is entitled to receive an amount per share equal to the greater of (i) the purchase price paid by the Purchaser, plus all accrued and unpaid dividends and (ii) the amount that the holder of Series A Preferred Stock (each, a “Holder” and collectively, the “Holders”) would have been entitled to receive at such time if the Series A Preferred Stock were converted into our common stock (the “Liquidation Preference”). The initial purchase price of the Series A Preferred Stock is $1,000 per share (the “Original Purchase Price”). The Holders are entitled to dividends on the Original Purchase Price paid by the Purchaser at the rate of 4.5%, cumulatively, per annum that (i) for the first three years after December 11, 2020 will be paid in-kind, and (ii) after the third anniversary of December 11, 2020, will, at our election either be paid in cash, or, if not, will accrue and accumulate, in each case, accruing daily and paid quarterly in arrears. The Holders are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.

The Holder has the right, at its option, to convert its Series A Preferred Stock, in whole or in part, into fully paid and non-assessable shares of our common stock at a conversion price equal to $17.25 per share subject to certain customary adjustments in the event of certain adjustments to our common stock. The conversion price was equal to $17.25 per share as of March 31, 2021. After the third anniversary of December 11, 2020, subject to certain conditions, we may, at our option, require conversion of all of the outstanding shares of Series A Preferred Stock to Common Stock if, for at least 20 trading days during the 30 consecutive trading days immediately preceding the date we notify the Holders of the election to convert, the closing price of our common stock is at least 175% of the conversion price.

After the seventh anniversary of December 11, 2020, each Holder shall have the right to require us to redeem all or any part of the Holder’s Series A Preferred Stock for cash at a price equal to the Original Purchase Price paid by the Purchaser plus any accrued and unpaid dividends. Upon a “Fundamental Change” (involving a change of control, bankruptcy, insolvency, liquidation or de-listing as further described in the Certificate of Designations), each Holder shall have the right to require us to redeem all or any part of the Holder’s Series A Preferred Stock for an amount equal to the Liquidation Preference at a repurchase price calculated in accordance with the Certificate of Designations plus any accrued and unpaid dividends.

The Holders are generally entitled to vote with the holders of the shares of our common stock on all matters submitted for a vote of holders of shares of our common stock (voting together with the holders of shares of our common stock as one class) on an as-converted basis, subject to certain Nasdaq voting limitations, if applicable. Additionally, the consent of the Holders of a majority of the outstanding shares of Series A Preferred Stock is required for so long as any shares of the Series A Preferred Stock remain outstanding for (i) amendments to our organizational documents that have an adverse effect on the holders of Series A Preferred Stock and (ii) issuances by us of securities that are senior to, or equal in priority with, the Series A Preferred Stock. In addition, for so long as 25% of the Series A Preferred Stock issued in connection with the Financing Agreements remains outstanding, consent of the Holders of a majority of the outstanding shares of Series A Preferred Stock is required for (i) any change to the size of our Board of Directors, (ii) any voluntary dissolution, liquidation, bankruptcy, winding up or deregistration or delisting and (iii) incurrence by us of net debt in excess of $350,000,000.

We have applied the guidance in ASC 480‑10‑S99‑3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and have therefore classified the Series A Preferred Stock as mezzanine equity. The Series A Preferred Stock was recorded outside of stockholders’ deficit because it is probable that the shares will be redeemed at the option of the Holders and that redemption option is not solely within the Company's control. Upon issuance, we elected to record the Series A Preferred Stock at redemption value. As such, we recognized $0.1 million and $4.7 million of accretion as of March 31, 2021 and December 31, 2020, respectively.

We accrued $4.5 million of dividends on the Series A Preferred Stock during the three months ended March 31, 2021. The cumulative dividend accrued on the Series A Preferred Stock as of March 31, 2021 was $5.5 million. Accrued dividends are recorded against additional paid-in capital due to the Company being in an accumulated deficit position.

12. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share, none of which were issued and outstanding as of March 31, 2021 or December 31, 2020.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of March 31, 2021 and December 31, 2020. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.
We had reserved shares of common stock for issuance as follows (in thousands):

	As of March 31, 2021	As of December 31, 2020
Reserved under stock award plans	20,960	38,745
Convertible senior notes	33,856	33,856
Convertible preferred stock	23,511	23,249
Employee Stock Purchase Plan (ESPP)	5,782	3,425
Total	84,109	99,275

13. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Approximately 16.2 million shares and 14.9 million shares of our common stock were reserved for future grants as of March 31, 2021 and December 31, 2020, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of approximately 5.8 million shares and 3.4 million shares of common stock were available for future issuance as of March 31, 2021 and December 31, 2020, respectively, under our ESPP.
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
Stock Option Activity
A summary of the activity for our stock option changes during the reporting period and a summary of information related to options outstanding and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2020	3,485	$8.33	5.3	$60,679
Exercised	(287)	3.82		4,855
Cancelled	(45)	22.42
Balance — March 31, 2021	3,153	$8.54	5.2	$44,456
Options exercisable — March 31, 2021	1,965	$12.30	3.4	$23,982
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

Restricted Stock Award ("RSA") and Restricted Stock Unit ("RSU") Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting periods and a summary of information related to unvested restricted common stock, RSAs and RSUs, including those expected to vest based on the achievement of a performance condition, are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2020	20,400	$15.35	1.4	$470,424
Granted	11,956	20.98
Vested	(3,124)	14.12
Cancelled	(814)	16.23
Unvested balance — March 31, 2021	28,418	$17.89	1.6	$556,141
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — March 31, 2021	1,883	$19.41	1.6	$36,842
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
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP for the offering periods beginning in May 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Fair value of common stock	$13.06 - $15.03	$14.59 - $16.35
Risk-free interest rate	0.09% - 0.18%	1.6% - 2.35%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Volatility	48% - 68%	29% - 39%
Dividend yield	—%	—%
Stock-based compensation expense related to stock options, ESPP and restricted stock unit awards is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of product, subscription and support revenue	$4,480	$3,742
Cost of professional services revenue	5,562	3,900
Research and development	14,655	11,545
Sales and marketing	13,982	11,486
General and administrative	7,088	5,505
Total	$45,767	$36,178
As of March 31, 2021, total compensation cost related to stock-based awards not yet recognized was $474.9 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 3.0 years.

14. Income Taxes
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
We recognized a provision for income taxes of $1.5 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively. The increase in the provision for income taxes was primarily due to a tax benefit from our acquisition of Verodin, Inc. included in the three months ended March 31, 2020 but was not in the three months ended March 31, 2021.
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

15. Net Loss per Share
Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and options. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for the three months ended March 31, 2021 and 2020, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(50,644)	$(76,306)
Dividend on series A convertible preferred stock	(4,512)	—
Accretion of series A convertible preferred stock	(82)	—
Net loss attributable to common stockholders, basic and diluted	(55,238)	(76,306)
Denominator:
Weighted average number of shares outstanding—basic and diluted	234,740	217,789
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.35)
The following outstanding options, unvested shares and units, ESPP shares, shares issuable upon the conversion of the Convertible Senior Notes, convertible preferred stock and shares contingently issuable were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2021	2020
Options to purchase common stock	3,153	3,964
Unvested restricted stock awards and units	28,418	24,899
Convertible preferred stock	23,511	—
Convertible senior notes	33,856	35,442
ESPP shares	669	966

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
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020	2021	2020
	U.S.		EMEA		APAC		Other
Product and related subscription and support	$53,411	$59,988	$20,156	$20,606	$19,777	$20,723	$3,811	$4,370
Platform, cloud subscription and managed services	53,664	46,012	14,627	10,176	12,547	8,796	5,024	3,411
Professional services	43,407	34,573	9,270	7,280	5,012	4,054	5,642	4,733
Total revenue	$150,482	$140,573	$44,053	$38,062	$37,336	$33,573	$14,477	$12,514

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
The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended March 31,
	2021	2020
Product and related subscription and support	$97,155	$105,688
Platform, cloud subscription and managed services	85,862	68,395
Professional services	63,331	50,639
Total revenue	$246,348	$224,722

Long lived assets by geography
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of March 31, 2021	As of December 31, 2020
Property and equipment, net:
United States	$73,915	$73,699
International	5,635	6,071
Total property and equipment, net	$79,550	$79,770
For the three months ended March 31, 2021 and 2020, one distributor represented 12% and 11%, respectively, of our total revenue. For the three months ended March 31, 2021 and 2020, one reseller represented 14%, of our total revenue. Additionally, another distributor represented 10% of our total revenue for the three months ended March 31, 2020, but did not represent 10% or greater of our total revenue for the three months ended March 31, 2021.
As of March 31, 2021 and December 31, 2020, no customer represented 10% or greater of our net accounts receivable balance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements regarding:
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
•our expectations, beliefs, plans, intentions and strategies related to our acquisitions of Cloudvisory LLC (“Cloudvisory”) and Respond Software, Inc. (“Respond Software”); and
•the effects of seasonal trends on our results of operations.
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
In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a global pandemic. We operate in geographic locations that have been impacted by COVID-19. The pandemic has impacted, and could further impact, our operations and the operations of our customers as a result of quarantines, various local, state and federal government public health orders, facility and business closures, supply chain shortages, and travel and logistics restrictions. While we instituted a global work-from-home policy and restricted employee travel to essential, business-critical trips toward the end of the first quarter of 2020, we were able to maintain strong customer relationships and deliver our technology-enabled managed and professional services to customers without interruption. As a result, we did not incur significant disruptions to our operations during the quarter ended March 31, 2021.
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

Our Business Model
We generate revenue from sales of our network, email endpoint and cloud security solutions, our security validation platform, our threat intelligence, our managed detection and response services, our Helix security operations platform, and our Mandiant professional services. We disaggregate our revenue into two main categories: (i) product, subscription, and support and (ii) professional services. For the three months ended March 31, 2021 and 2020, product, subscription and support revenue as a percentage of total revenue was 74% and 77%, respectively. Revenue from professional services was 26% and 23% for the three months ended March 31, 2021 and 2020, respectively.

Product, subscription and support
Within the product, subscription and support category, we provide supplemental data to distinguish between sales of our product solutions that are deployed on-premise (or in hybrid on-premise/private cloud configurations), and sales of our platform, cloud-based subscriptions and managed detection and response services. Security product solutions deployed on-premise (or in hybrid on-premise/private cloud configurations) are included in the product and related subscription and support sub-category. Our security validation platform, Helix security platform, cloud-based security solutions, detection-on-demand, threat intelligence subscriptions and managed detection and response services are included in the platform, cloud subscription and managed services sub-category. For the three months ended March 31, 2021 and 2020, product and related subscription and support revenue as a percentage of total revenue was

39% and 47%, respectively. Revenue from platform, cloud subscription and managed services was 35% and 30% for the three months ended March 31, 2021 and 2020, respectively.
Sales of our network, email, and endpoint security solutions, platform, cloud subscriptions and managed detection and response services, initially increase our deferred revenue. Deferred revenue from our product, subscription and support sales totaled $800.7 million and $845.3 million, as of March 31, 2021 and December 31, 2020, respectively. The decrease in deferred revenue from our product, subscription and support sales was due primarily to a decrease in sales of our appliance hardware and attached DTI cloud and support subscriptions compared to December 31, 2020.
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
Professional services
In addition to our product, subscription and support solutions, we offer professional services, including incident response and other strategic security consulting services, to our customers who have experienced a cybersecurity breach or desire assistance assessing and increasing the resilience of their IT environments to cyber-attack. The majority our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from professional services is recognized as services are delivered. Revenue from our Expertise-on-Demand subscription and some pre-paid professional services is deferred, and revenue is recognized when services are delivered. Deferred revenue from professional services as of March 31, 2021 and December 31, 2020 was $110.0 million and $111.2 million, respectively.

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

	Three Months Ended or as of
	March 31,
	2021	2020
Product, subscription and support revenue	$183,017	$174,083
Professional services revenue	63,331	50,639
Total revenue	$246,348	$224,722
Year-over-year percentage increase	10%	7%
Gross margin percentage	66%	64%
Deferred revenue, (current and non-current)	$910,698	$919,856
Annualized recurring revenue	$642,963	$590,099
Billings (non-GAAP)	$200,589	$170,011
Net cash provided by (used in) operating activities	$20,860	$(24,456)
Free cash flow (non-GAAP)	$10,837	$(36,136)
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

	As of March 31,
	2021	2020
Deferred revenue, current	$587,933	$572,533
Deferred revenue, non-current	322,765	347,323
Total deferred revenue	$910,698	$919,856
Annualized recurring revenue. Annualized recurring revenue ("ARR") is an operating metric and represents the annualized revenue run-rate of active term licenses, subscriptions, and support contracts at the end of a reporting period. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates, and does not include revenue from appliance hardware and its associated perpetual software, consumption-based contracts or professional services except for service level agreement payments. We consider ARR a useful measure of the value of the recurring components of our business because it reflects both our ability to attract new customers for our solutions and our success at retaining and expanding our relationships with existing customers. Further, ARR is not impacted by variations in contract length, enabling more meaningful comparison to prior periods as we align our invoicing practices to growing customer preference for annual billing on multi-year contracts. We disaggregate ARR by the same sub-categories we use for disaggregation of billings and revenue in the table below (in thousands):

	As of March 31,
	2021	2020
Product and related subscription and support	$291,307	$302,023
Platform, cloud subscription and managed services	351,656	288,076
Total annualized recurring revenue	$642,963	$590,099

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

	Three Months Ended March 31,
	2021	2020
Revenue	$246,348	$224,722
Add: deferred revenue, end of period	910,698	919,856
Less: deferred revenue, beginning of period	(956,457)	(974,567)
Billings (non-GAAP)	$200,589	$170,011
We have provided disaggregation of billings below (in thousands):

	Three Months Ended March 31,
	2021	2020
Product and related subscription and support	$62,589	$75,233
Platform, cloud subscription and managed services	75,887	52,454
Professional services	62,113	42,324
Billings (non-GAAP)	$200,589	$170,011
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

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$20,860	$(24,456)
Less: purchase of property and equipment and demonstration units	(10,023)	(11,680)
Free cash flow (non-GAAP)	$10,837	$(36,136)
Net cash provided by (used in) investing activities	$(172,559)	$(20,230)
Net cash provided by (used in) financing activities	$(7,783)	$(6,051)

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
In the fourth quarter of 2020, we experienced an attack from a highly sophisticated threat actor that targeted and accessed certain Red Team assessment tools that we use to test our customers' security. This security incident did not have a material adverse impact to our revenues in the three months ended March 31, 2021. In addition, we do not expect the incident to materially impact our revenues going forward.
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
In the fourth quarter of 2020, we experienced an attack from a highly sophisticated threat actor that targeted and accessed certain Red Team assessment tools that we use to test our customers' security. This security incident did not have a material adverse impact to our operating expenses during the three months ended March 31, 2021. In addition, we do not expect the incident to materially impact our operating expenses in future periods.
•Research and development. Research and development expense consists primarily of personnel costs and allocated overhead. Research and development expense also includes prototype related expenses. We expect research and development expense to remain relatively flat in terms of absolute dollars and decrease slightly as a percentage of total revenue.
•Sales and marketing. Sales and marketing expense consists primarily of personnel costs, incentive commission costs and allocated overhead. Commission costs are capitalized and amortized over the expected period of benefit, taking into consideration the pattern of transfer to which the asset relates and the expected renewal period. When commissions paid for initial contracts are higher than those paid for renewal contracts, the initial commissions are not commensurate and as such, are recognized over the expected period of benefit. Renewal commissions are generally amortized over the renewal period.
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
Interest Expense
Interest expense consists primarily of interest at the stated rate (coupon) and amortization of discounts and issuance costs relating to our convertible notes. We expect interest expense to decrease slightly as a result of the repurchase of Series A Notes in June 2020.
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

	Three Months Ended March 31,
	2021		2020
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars in thousands)
Revenue:
Product, subscription and support	$183,017	74%	$174,083	77%
Professional services	63,331	26	50,639	23
Total revenue	246,348	100	224,722	100
Cost of revenue:
Product, subscription and support	51,968	21	53,136	24
Professional services	32,602	13	28,450	13
Total cost of revenue	84,570	34	81,586	36
Total gross profit	161,778	66	143,136	64
Operating expenses:
Research and development	72,420	29	67,503	30
Sales and marketing	99,601	40	100,200	45
General and administrative	26,489	11	27,429	12
Restructuring charges	—	—	10,974	5
Total operating expenses	198,510	81	206,106	92
Operating loss	(36,732)	(15)	(62,970)	(28)
Interest income	1,644	1	4,424	2
Interest expense	(14,624)	(6)	(15,846)	(7)
Other income (expense), net	571	—	(989)	—
Loss before income taxes	(49,141)	(20)	(75,381)	(34)
Provision for income taxes	1,503	1	925	—
Net loss	$(50,644)	(21)%	$(76,306)	(34)%

Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,
	2021		2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Product, subscription and support	$183,017	74%	$174,083	77%	$8,934	5%
Professional services	63,331	26	50,639	23	12,692	25
Total revenue	$246,348	100%	$224,722	100%	$21,626	10%

Product, subscription and support by type:
Product and related subscription and support	$97,155	39%	$105,688	47%	$(8,533)	(8)%
Platform, cloud subscription and managed services	85,862	35	68,395	30	17,467	26
Total product, subscription and support	$183,017	74%	$174,083	77%	$8,934	5%

Revenue by geographic region:
U.S.	$150,482	61%	$140,573	62%	$9,909	7%
EMEA	44,053	18	38,062	17	5,991	16
APAC	37,336	15	33,573	15	3,763	11
Other	14,477	6	12,514	6	1,963	16
Total revenue	$246,348	100%	$224,722	100%	$21,626	10%
Product, subscription and support revenue increased by $8.9 million, or 5%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was comprised of an increase in platform, cloud subscription and managed services revenue of $17.5 million, which was partially offset by a decrease in product and related subscription and support revenue of $8.5 million. The increase in platform, cloud subscription and managed services reflected increased recognition of deferred revenue associated with sales of our threat intelligence subscriptions, our cloud-based email and endpoint security, our validation platform solutions, our Helix platform, and our Managed Defense managed security service. The decrease in product and related subscription and support revenue was primarily due to a decrease in the product and related subscription and support deferred revenue, from which revenue is recognized. The decrease in deferred revenue reflected a decrease in sales of our on-premise solutions as customers migrate to cloud-based solutions.
Professional services revenue increased by $12.7 million, or 25%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by an increase in number of engagements enabled by an increase in professional services personnel and an increase in mix of incident response services with higher rates per hour as compared to the same period in 2020.
Our international revenue increased $11.7 million, or 14%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase reflects growth in sales from certain international regions compared to prior periods as a result of an increase in revenue recognized from a build-up of deferred revenue from prior periods.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2021		2020		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Product, subscription and support	$51,968		$53,136		$(1,168)	(2)%
Professional services	32,602		28,450		4,152	15
Total cost of revenue	$84,570		$81,586		$2,984	4%
Gross margin:
Product, subscription and support		72%		69%
Professional services		49%		44%
Total gross margin		66%		64%
The cost of product, subscription and support revenue decreased by $1.2 million, or 2%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in cost of product, subscription and support revenue was primarily due to a $0.5 million decrease in third-party cloud hosting costs, and a $0.4 million decrease in travel and entertainment costs which we attribute to the COVID-19 pandemic.
The cost of professional services revenue increased by $4.2 million, or 15%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in cost of professional services revenue was primarily due to a $5.1 million increase in personnel costs due to increased headcount assigned to projects, and a $1.7 million increase in stock-based compensation partially offset by a $1.8 million decrease in travel and entertainment costs which we attribute to the COVID-19 pandemic.
Gross margin percentage increased by 2% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to lower travel and expense costs which we attribute to the COVID-19 pandemic, efficiencies within our cloud hosting costs and a higher mix of incident response services which carry a higher rate per hour.
Operating Expenses

	Three Months Ended March 31,
	2021		2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$72,420	29%	$67,503	30%	$4,917	7%
Sales and marketing	99,601	40	100,200	45	(599)	(1)
General and administrative	26,489	11	27,429	12	(940)	(3)
Restructuring charges	—	—	10,974	5	(10,974)	(100)
Total operating expenses	$198,510	81%	$206,106	92%	$(7,596)	(4)%
Includes stock-based compensation expense of:
Research and development	$14,655		$11,545
Sales and marketing	13,982		11,486
General and administrative	7,088		5,505
Total	$35,725		$28,536
Research and Development
Research and development expense increased by $4.9 million, or 7%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to an increase of $3.1 million in stock-based compensation expense, and an increase of $0.5 million in third-party consulting costs, offset by a decrease of $0.4 million in travel and entertainment expense which we attribute to the COVID-19 pandemic.

Sales and Marketing
Sales and marketing expense decreased by $0.6 million, or 1%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily due to a decrease of $4.2 million in travel and entertainment expense which we attribute to the COVID-19 pandemic, and a decrease of $1.5 million in marketing program costs. These decreases were partially offset by increases of $2.5 million in stock-based compensation expense, $1.7 million in commissions expense and $0.5 million in consulting costs.
General and Administrative
General and administrative expense decreased by $0.9 million, or 3%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily due to a decrease of $4.1 million in payroll related costs primarily driven by lower headcount as a result of the restructuring plans implemented in 2020, and a decrease of $0.3 million in travel and entertainment expense which we attribute to the COVID-19 pandemic, partially offset by an increase of $1.6 million in stock-based compensation expense and an increase of $2.3 million in professional services costs.
Restructuring Charges
No restructuring charges were incurred during the three months ended March 31, 2021. During the three months ended March 31, 2020, we incurred restructuring charges of approximately $11.0 million, which primarily related to employee severance charges and other termination benefits as well as certain facilities exit costs under our January 2020 restructuring plan.
Interest Income

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Interest income	$1,644	$4,424	$(2,780)	(63)%
Interest income decreased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due primarily to a lower rate of return on balances in our cash and cash equivalents and investments.
Interest Expense

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Interest expense	$(14,624)	$(15,846)	$1,222	(8)%
Interest expense decreased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the repurchase of a portion of our convertible notes in June 2020. Interest expense pertains primarily to the amortization of discount and issuance costs related to our convertible notes.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Other income (expense), net	$571	$(989)	$1,560	(158)%
Other income (expense), net, increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a $1.1 million release of interest related to payroll tax liability in the three months ended March 31, 2021.

Provision for Income Taxes

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Provision for income taxes	$1,503	$925
Effective tax rate	(3.1)%	(1.2)%
The provision for income taxes increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in the provision for income taxes was primarily due to a tax benefit from our acquisition of Verodin, Inc. included in the three months ended March 31, 2020 but was not in the three months ended March 31, 2021.

Liquidity and Capital Resources

	As of March 31, 2021	As of December 31, 2020
	(In thousands)
Cash and cash equivalents	$516,972	$676,454
Short-term investments	$783,689	$624,824

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash provided by (used in) operating activities	$20,860	$(24,456)
Cash used in investing activities	(172,559)	(20,230)
Cash used in financing activities	(7,783)	(6,051)
Net decrease in cash and cash equivalents	$(159,482)	$(50,737)

As of March 31, 2021, our cash and cash equivalents of $517.0 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $86.1 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2021 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
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

Operating Activities
During the three months ended March 31, 2021, our operating activities provided cash of $20.9 million. We incurred a net loss of $50.6 million, which included net non-cash expenses of $86.6 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible notes. Our net change in operating assets and liabilities used cash of $15.1 million, primarily related to cash sourced from a reduction in accounts receivable of $44.5 million due to increased collections, a decrease in prepaid expenses and other assets of $5.5 million primarily due to receipt of other receivables, an increase in accounts payable of $8.1 million, an increase in accrued liabilities of $5.4 million. offset by a decrease in accrued compensation of $25.3 million, a decrease in deferred revenue of $45.8 million, and a decrease in other long-term liabilities of $7.3 million.
During the three months ended March 31, 2020, our operating activities used cash of $24.5 million. We incurred a net loss of $76.3 million, which included net non-cash expenses of $79.2 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible notes. Our net change in operating assets and liabilities used cash of $27.3 million, primarily due to a decrease in accounts receivable of $30.3 million which we attribute to the COVID-19 pandemic, a decrease in prepaid expenses and other current assets of $2.8 million, an increase in accounts payable of $1.7 million, partially offset by decrease in accrued compensation of $1.6 million, a decrease in other long-term liabilities of $3.6 million, and a decrease in deferred revenue of $54.7 million.
Investing Activities
Cash used in investing activities during the three months ended March 31, 2021 was $172.6 million. This was primarily due to $163.0 million provided by net maturities of short-term investments, offset by $10.0 million used for capital expenditures to purchase property and equipment and demonstration units.
Cash used in investing activities during the three months ended March 31, 2020 was $20.2 million. This was primarily due to $12.6 million used to acquire Cloudvisory, net of cash acquired, and $11.7 million used for capital expenditures to purchase property and equipment and demonstration units, $5.3 million provided by net maturities of short-term investments and $1.0 million used for an investment in a privately held company.
Financing Activities
During the three months ended March 31, 2021, financing activities used $7.8 million in cash, primarily for payment related to shares withheld for taxes of $8.8 million offset by $1.1 million received from exercises of employee stock options.
During the three months ended March 31, 2020, financing activities used $6.1 million in cash, primarily for payments related to shares withheld for taxes of $7.4 million offset by exercises of employee stock options for $1.3 million.

Contractual Obligations and Commitments
There have been no significant changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 except for those disclosed in Note 9 Convertible Senior Notes and Note 10 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Part I, Item I of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three months ended March 31, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at March 31, 2021 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $1,300.7 million and $1,301.3 million as of March 31, 2021 and December 31, 2020, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions, the U.S. Treasury and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to our investment policies which limit the duration of our short-term investments. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as the Series A Notes, Series B Notes and 2024 Notes have fixed interest rates of 1.000%, 1.625% and 0.875%, respectively. The fair value of our convertible notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of March 31, 2021, the fair value of our convertible notes was approximately $1.0 billion.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the "Litigation" subheading in Note 10 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Part I, Item I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. Please see page 33 of this Quarterly Report on Form 10-Q for a discussion of forward-looking statements that are qualified by these risk factors. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.
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
We have incurred operating losses each year since our inception, including net losses of $55.2 million and $76.3 million during the three months ended March 31, 2021 and 2020, respectively. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.
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

If any of our customers becomes infected with malware after using our products or services, such customer could be disappointed with our products and services, regardless of whether our products or services blocked the theft of any of such customer’s data or would have blocked such theft if configured properly. Similarly, if our products detect attacks against a customer but the customer has not permitted our products to block the theft of customer data, customers and the public may erroneously believe that our products were not effective. For any security breaches against customers that use our services, such as customers that have hired us to monitor their networks and endpoints through our own or our co-branded security operation centers, breaches against those customers may result in customers and the public believing that our products and services failed. Furthermore, if any enterprises or governments that are publicly known to use our products or services are the subject of an advanced cyber-attack that becomes publicized, our other current or potential customers may look to our competitors for alternatives to our products and services. Real or perceived security breaches of our customers’ networks could cause disruption or damage to their networks or other negative consequences and could result in negative publicity to us, damage to our reputation, declining sales, increased expenses and customer relations issues.

Furthermore, our products and services may fail to detect or prevent malware, ransomware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our products and services to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our clients and the sophistication of malware, viruses and other threats. In addition, from time to time, firms test our products against other security products. Our products may fail to detect or prevent threats in any particular test for a number of reasons, including misconfiguration. To the extent potential customers, industry analysts or testing firms believe that the occurrence of a failure to detect or prevent any particular threat is a flaw or indicates that our products or services do not provide significant value, our reputation and business could be harmed. Failure to keep pace with technological changes in the IT security industry and changes in the threat landscape could adversely affect our ability to protect against security breaches and could cause us to lose customers. In addition, in the event that a customer suffers a cyber-attack, we could be subject to claims based on a misunderstanding of the scope of our contractual warranties or the protection afforded by the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002.

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
From the year ended December 31, 2010 to the year ended December 31, 2020, our revenue grew from $11.8 million to $940.6 million, which represents a compounded annual growth rate of approximately 55%. Although we have experienced rapid growth in the past, we may not continue to grow in the future. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

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

Our customers depend on the continuous availability of our DTI cloud and other cloud-based products and services. Our cloud-based products and services are vulnerable to damage or interruption from a variety of sources, including damage or interruption caused by fire, earthquake, power loss, telecommunications or computer systems failure, cyber-attack, human error, terrorist acts and war. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ networks, leaving their networks unprotected against the latest security threats or, in the case of technical failures and downtime of security operation centers, all security threats.

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

Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisitions of Clean Communications Limited (d/b/a The Email Laundry) ("The Email Laundry"), X15 Software Inc ("X15"), Verodin, Inc. ("Verodin"), Cloudvisory and Respond Software.

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

If the general level of advanced cyber-attacks declines, or is perceived by our current or potential customers to have declined, our business could be harmed.

Our business is substantially dependent on enterprises and governments recognizing that advanced cyber-attacks are pervasive and are not effectively prevented by legacy security solutions. High visibility attacks on prominent enterprises and governments have increased market awareness of the problem of advanced cyber-attacks and help to provide an impetus for enterprises and governments to devote resources to protecting against advanced cyber-attacks, such as testing our platform, purchasing it, and broadly deploying it within their organizations. If advanced cyber attacks were to decline, or enterprises or governments perceived that the general level of advanced cyber-attacks have declined, our ability to attract new customers and expand our offerings within existing customers could be materially and adversely affected. A change in the threat landscape may reduce the demand from customers or prospects for our solutions, and therefore could increase our sales cycles and harm our business, results of operations and financial condition.

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

•effectively expand our business domestically and internationally; and

•successfully compete with other companies that currently provide, or may in the future provide, solutions like ours that protect against advanced cyber-attacks, measure security effectiveness, or investigate and respond to attacks.

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

For example, the EU General Data Protection Regulation ("GDPR"), which became fully effective on May 25, 2018, imposes more stringent data protection requirements than previously effective EU data protection law and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR requires, among other things, that personal data only be transferred outside of the EU to certain jurisdictions, including the United States, if steps are taken to legitimize those data transfers. We historically relied on the EU-U.S. and Swiss-U.S. Privacy Shield programs, and the use of model contractual clauses approved by the European Commission, to legitimize these transfers. Both the EU-U.S. Privacy Shield and these model contractual clauses have been subject to legal challenge, however, and on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield framework that had been in place since 2016, which allowed companies like us to meet certain European legal requirements for the transfer of personal data from the European Economic Area (“EEA”) to the U.S., and imposed additional obligations on companies when relying on the model clauses approved by the European Commission. This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and may even require ad hoc verification of measures taken with respect to data flows. The CJEU decision requires us to take additional steps to legitimize any impacted personal data transfers, including in connection with the use of the model clauses approved by the European Commission, with the full impact of such decision uncertain at this time. The CJEU decision and related developments could result in increased costs of compliance and limitations on our customers and us. More generally, as a result of the CJEU decision or related developments, we may find it necessary or desirable to modify our data handling practices, and our practices relating to cross-border transfers of data or other data handling practices, or those of our customers and vendors, may be challenged our business, financial condition and operating results may be adversely impacted. Some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. On February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation.

Further, in June 2016, the United Kingdom ("U.K.") voted to leave the EU, commonly referred to as “Brexit,” which resulted in the U.K. exiting the EU on January 31, 2020, subject to a transition period ending December 31, 2020. Brexit could lead to further legislative and regulatory changes. The U.K. has implemented legislation that substantially implements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. Aspects of U.K. data protection laws and regulations, however, including with respect to the role of the U.K. Information Commissioner’s Office and regulation of data transfers to and from the U.K. in the medium to longer term, remain unclear. In particular, Brexit could require us to make additional changes to the way we conduct our business and transmit data to and from the United Kingdom.

California enacted legislation in 2018, the California Consumer Privacy Act (“CCPA”), that became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Aspects of the CCPA and its interpretation remain unclear. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., as observed with the recent Virginia Consumer Data Protection Act, enacted March 2021 and which becomes effective January 1, 2023.

Even the perception of privacy, data protection or information security concerns, whether or not valid, may harm our reputation, inhibit adoption of our products by current and future customers, or adversely impact our ability to hire and retain workforce talent. If our security measures are or are believed to be inadequate or breached as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques or otherwise, and this results in, or is believed to result in, the disruption of the confidentiality, integrity or availability of our systems or networks or any data we process or maintain, or the loss, destruction or corruption of such data, or our privacy, data protection or information security practices are or are perceived to be inadequate, we could incur significant liability, we could face a loss of revenues, and our business may suffer and our reputation and competitive position may be damaged. Additionally, our service providers may suffer, or be perceived to suffer, privacy or data security breaches or other incidents that may compromise, or be perceived to compromise, data stored or processed for us that may give rise to any of the foregoing.

We also expect that there will continue to be changes in interpretations of existing laws and regulations, or new proposed laws and regulations concerning privacy, data protection and information security. We cannot yet determine the impact these laws and regulations or changed interpretations may have on our business, but we anticipate that they could impair our or our customers’ ability to collect, use or disclose information relating to individuals, which could decrease demand for our platform or products, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. Moreover, because the interpretation and application of many laws and regulations relating to privacy, data protection and information security, along with certain industry standards, are uncertain, it is possible that these laws, regulations and standards, or contractual obligations to which we are or may become subject, or to which we may be alleged to be subject, may be interpreted and applied in a manner that is inconsistent with our existing or future data management practices or features of our platform and products. Our actual or perceived failure to adequately comply with any such applicable laws, regulations, standards, and other actual or asserted obligations or to protect personal data and other data we process or maintain, could result in regulatory investigations and enforcement actions against us, fines, penalties and other liabilities, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, required efforts to mitigate or otherwise respond to incidents, litigation, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our operations, financial performance and business. Even the perception of privacy, data protection or information security concerns, whether or not valid, may harm our reputation and inhibit adoption of our products and subscriptions by current and future customers.

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
We have substantial existing indebtedness. In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the "Series A Notes") and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the "Series B Notes" and, together with the Series A Notes, the "2035 Notes"). During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (the "2024 Notes" and, together with the 2035 Notes, the "convertible notes") and repurchased approximately $340.2 million aggregate principal amount of the Series A Notes. During the three months ended June 30, 2020, we repurchased approximately $96.4 million aggregate principal amount of the Series A Notes. As a result, as of March 31, 2021, we had approximately $1.1 billion aggregate principal amount of convertible notes outstanding.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1†	Outside Director Compensation Policy, as amended and currently in effect
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certifications
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates a management contract or compensatory plan or arrangement.
*	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIREEYE, INC.

Dated: April 30, 2021	By:	/s/ Frank E. Verdecanna
Frank E. Verdecanna
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and duly authorized signatory)