Form 10-Q
period 2021-06-30
FireEye, Inc.
filed 2021-08-09
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares of the registrant's common stock outstanding as of August 4, 2021 was 239,191,838.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
FIREEYE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$387,310	$676,454
Short-term investments	866,301	624,824
Accounts receivable, net of allowance for doubtful accounts of $1,011 and $2,137 at June 30, 2021 and December 31, 2020, respectively	77,257	94,339
Prepaid expenses and other current assets	40,634	39,913
Current assets held for sale	500,688	126,715
Total current assets	1,872,190	1,562,245
Property and equipment, net	65,886	64,336
Operating lease right-of-use assets, net	36,096	36,728
Goodwill	1,050,924	1,050,962
Intangible assets, net	98,447	120,555
Deposits and other long-term assets	18,390	18,084
Long-term assets held for sale	—	392,974
TOTAL ASSETS	$3,141,933	$3,245,884

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,375	$4,027
Operating lease liabilities, current	12,157	14,556
Accrued and other current liabilities	19,564	19,730
Accrued compensation	65,226	78,842
Convertible senior notes, current, net	440,497	—
Deferred revenue, current	235,960	226,356
Current liabilities held for sale	637,669	410,233
Total current liabilities	1,420,448	753,744
Convertible senior notes, non-current, net	543,306	960,896
Deferred revenue, non-current	61,366	57,897
Operating lease liabilities, non-current	56,624	41,802
Other long-term liabilities	4,586	12,339
Long-term liabilities held for sale	—	285,251
TOTAL LIABILITIES	2,086,330	2,111,929
Commitments and contingencies (NOTE 11)
Series A Convertible Preferred Stock, par value of $0.0001 per share; 400 shares authorized, issued and outstanding as of June 30, 2021 and December 31, 2020	$410,124	$401,050
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 239,177 shares and 235,690 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	24	24
Additional paid-in capital	3,653,574	3,623,243
Treasury stock, at cost; 1,778 shares as of June 30, 2021 and December 31, 2020, respectively	(80,000)	(80,000)
Accumulated other comprehensive income	1,419	3,834
Accumulated deficit	(2,929,538)	(2,814,196)
Total stockholders’ equity	645,479	732,905
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$3,141,933	$3,245,884
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Platform, cloud subscription and managed services	$51,936	$48,051	$107,935	$93,353
Professional services	61,974	49,179	120,663	96,031
Total revenue	113,910	97,230	228,598	189,384
Cost of revenue:
Platform, cloud subscription and managed services	28,243	26,497	54,856	52,357
Professional services	35,282	27,049	67,754	55,841
Total cost of revenue	63,525	53,546	122,610	108,198
Total gross profit	50,385	43,684	105,988	81,186
Operating expenses:
Research and development	40,930	28,665	82,835	57,743
Sales and marketing	63,018	52,840	124,231	111,586
General and administrative	29,020	26,349	54,371	54,857
Restructuring charges	1,927	12,558	1,927	18,775
Total operating expenses	134,895	120,412	263,364	242,961
Operating loss	(84,510)	(76,728)	(157,376)	(161,775)
Interest income	1,365	2,863	3,009	7,287
Interest expense	(14,762)	(15,356)	(29,386)	(31,202)
Other income (expense), net	(471)	(119)	100	(1,107)
Loss before income taxes from continuing operations	(98,378)	(89,340)	(183,653)	(186,797)
Provision for income taxes	763	656	1,943	1,006
Loss from continuing operations	$(99,141)	$(89,996)	$(185,596)	$(187,803)
Net income from discontinued operations, net of income taxes	34,445	36,721	70,254	58,222
Net loss	(64,696)	(53,275)	(115,342)	(129,581)
Dividend on series A convertible preferred stock	(4,563)	—	(9,075)	—
Accretion of series A convertible preferred stock	—	—	(82)	—
Net loss attributable to common stockholders	$(69,259)	$(53,275)	$(124,499)	$(129,581)
Net loss per share attributable to common stockholders, basic and diluted:
Continuing operations	$(0.44)	$(0.41)	$(0.83)	$(0.86)
Discontinued operations	0.15	0.17	0.30	0.27
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.24)	$(0.53)	$(0.59)
Weighted average shares used in computing net loss per share, basic and diluted	237,279	221,352	236,016	219,570
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(64,696)	$(53,275)	$(115,342)	$(129,581)
Change in net unrealized gain (loss) on available-for-sale investments	(621)	7,980	(2,415)	5,131
Comprehensive loss	$(65,317)	$(45,295)	$(117,757)	$(124,450)
See accompanying notes to condensed consolidated financial statements.

FIREEYE, INC.
Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders' Equity
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total stockholders' equity, beginning balances	$715,131	$653,608	$732,905	$701,666

Common stock and additional paid-in-capital:
Balance, beginning of period	3,657,934	3,488,478	3,623,268	3,457,381
Issuance of common stock for equity awards, net of tax withholdings	2,502	2,383	3,599	3,731
Shares withheld for taxes	(926)	(640)	(9,725)	(8,039)
Issuance of common stock related to employee stock purchase plan	12,335	12,300	12,335	12,300
Shares repurchased	(68,334)	—	(68,334)	—
Shares retired	—	(70,000)	—	(70,000)
Accretion of series A convertible preferred stock	—	—	(82)	—
Dividends on series A convertible preferred stock	(4,563)	—	(9,075)	—
Stock-based compensation	54,650	38,004	101,612	75,152
Balance, end of period	3,653,598	3,470,525	3,653,598	3,470,525

Treasury stock:
Balance, beginning of period	(80,000)	(150,000)	(80,000)	(150,000)
Shares retired	—	70,000	—	70,000
Balance, end of period	(80,000)	(80,000)	(80,000)	(80,000)

Accumulated other comprehensive income (loss):
Balance, beginning of period	2,040	(1,669)	3,834	1,180
Unrealized gain (loss) on investments	(621)	7,980	(2,415)	5,131
Balance, end of period	1,419	6,311	1,419	6,311

Accumulated deficit:
Balance, beginning of period	(2,864,842)	(2,683,201)	(2,814,196)	(2,606,895)
Net loss	(64,696)	(53,275)	(115,342)	(129,581)
Balance, end of period	(2,929,538)	(2,736,476)	(2,929,538)	(2,736,476)

Total stockholders' equity, ending balances	$645,479	$660,360	$645,479	$660,360

Series A convertible preferred stock:
Balance, beginning of period	$405,562	$—	$401,050	$—
Series A convertible preferred stock issuance costs	—	—	(82)	—
Accretion of series A convertible preferred stock	—	—	82	—
Dividends on series A convertible preferred stock	4,563	—	9,075	—
Balance, end of period	$410,125	$—	$410,125	$—

See accompanying notes to condensed consolidated financial statements

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(115,342)	$(129,581)
Less: income from discontinued operations	70,254	58,222
Loss from continuing operations	$(185,596)	$(187,803)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	46,648	37,684
Stock-based compensation	72,173	52,802
Non-cash interest expense related to convertible senior notes	22,907	24,367
Deferred income taxes	(114)	154
Other	20	1,166
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	17,294	25,910
Prepaid expenses and other assets	6,323	5,089
Accounts payable	4,331	(6,203)
Accrued liabilities	(1,540)	(5,046)
Accrued compensation	(13,616)	14,245
Deferred revenue	13,072	(29,157)
Other long-term liabilities	(4,914)	(5,701)
Net cash used in operating activities - continuing operations	(23,012)	(72,493)
Net cash provided by operating activities - discontinued operations	67,317	62,727
Net cash provided by (used in) operating activities	44,305	(9,766)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(13,497)	(14,037)
Purchases of short-term investments	(512,642)	(106,631)
Proceeds from maturities of short-term investments	264,160	277,749
Purchase of investment in privately held company	—	(1,000)
Proceeds from sales of short-term investments	—	28,208
Business acquisitions, net of cash acquired	50	(6,284)
Lease deposits	725	34
Net cash provided by (used in) investing activities - continuing operations	(261,204)	178,039
Net cash used in investing activities - discontinued operations	(10,039)	(10,130)
Net cash provided by (used in) investing activities	(271,243)	167,909
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible senior notes	—	(96,392)
Share repurchases	(68,334)	—

FIREEYE, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Series A convertible preferred stock issuance costs	(9,075)	—
Dividends on series A convertible preferred stock	8,993	—
Payment related to shares withheld for taxes	(9,725)	(8,039)
Proceeds from employee stock purchase plan	12,335	12,300
Proceeds from exercise of equity awards	3,600	3,731
Net cash used in financing activities	(62,206)	(88,400)
Net change in cash and cash equivalents	(289,144)	69,743
Cash and cash equivalents, beginning of period	676,454	334,603
Cash and cash equivalents, end of period	$387,310	$404,346
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,581	$1,449
Cash paid for interest	$6,480	$6,962
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$3,735	$2,348
Dividend on series A convertible preferred stock	$9,075	$—
Accretion of series A convertible preferred stock	$82	$—
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
FireEye, Inc. and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) provide intelligence-based cybersecurity products, solutions and services that allow organizations to prepare for, prevent, investigate, respond to and remediate cyber attacks, including attacks that target on-premise, cloud and critical infrastructure environments.

Unless otherwise noted, discussion in these Notes to Condensed Consolidated Financial Statements refers to our continuing operations. Refer to Note 2, “Discontinued Operations” for further information.

Our portfolio of cybersecurity solutions and services is comprised of the following:

•Mandiant Solutions, including the Mandiant Advantage software-as-a-service (SaaS) platform with integrated modules for threat intelligence, validation and security automation, managed services, and professional services. Our products, solutions and services help customers minimize the risk of costly cybersecurity breaches by:

•detecting and preventing advanced, targeted and evasive attacks missed by other security control products,
•automating the investigation and triage of security alerts generated by FireEye products, as well as security control products from other vendors,
•providing visibility into the latest threats and the tools and techniques used by threat actors,
•validating the effectiveness of existing cybersecurity controls against attacks before an attack occurs and,
•providing assessment, training and other strategic security consulting services that help organizations improve their resilience to attack.
The majority of our solutions and services are sold to end-customers through distributors, resellers, and strategic partners, with a lesser percentage of sales directly to our end-customers.

On June 2, 2021, we announced a stock repurchase program for the repurchase of up to $500 million of our common stock. There is no expiration date on this authorization, and we may suspend, amend or discontinue the repurchase program at any time. As of the three and six months ended June 30, 2021, we had repurchased approximately 3.5 million shares of our common stock at an average repurchase price of approximately $19.41 per share for a total repurchase price of approximately $68.3 million. The repurchases were recorded to additional paid-in capital as the Company is in an accumulated net deficit position.

On May 29, 2021, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we agreed to sell our FireEye Products business to a consortium led by Symphony Technology Group (“STG”) in exchange for total cash consideration of $1.2 billion and assumption of certain liabilities of the Products business as specified in the Purchase Agreement. The transaction is expected to close by the end of the fourth quarter of 2021, subject to customary regulatory approvals and closing conditions. As a result, the FireEye Products business was classified as discontinued operations in our condensed consolidated financial statements and excluded from continuing operations and the related assets and liabilities were classified as held for sale.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year. As a result of the Purchase Agreement, the FireEye Products business is in discontinued operations in our condensed consolidated financial statements and all prior periods presented have been adjusted to reflect the assets and liabilities held for sale and discontinued operations. The balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at that date but does not include all information required by U.S. GAAP for annual consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates include, but are not limited to, determining the nature and timing of satisfaction of performance obligations, useful life of our security appliances that are dependent on intelligence and assessing the material rights associated with it, determining the standalone selling price of performance obligations, subscriptions and services, commissions expense including the period of benefit of customer acquisition cost, bonus expense, future taxable income, contract manufacturer liabilities, litigation and settlement costs and other loss contingencies, fair value of our equity awards, achievement of targets for performance stock units, fair value of the liability and equity components of the Convertible Senior Notes (as defined in Note 10), results of operations of the Company’s discontinued operations and the purchase price allocation of acquired businesses. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from current or revised future estimates.
Summary of Significant Accounting Policies
Our accounting policies are set forth in Note 1 to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020. We include herein certain updates to those policies.

Discontinued Operations

We consider assets to be held for sale when management commits to a formal plan to actively market the assets for sale at a price reasonable in relation to fair value, it is unlikely that significant changes will be made to the plan, the assets are available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated and the sale of the assets is expected to be completed within one year. Upon designation as held for sale, we record the carrying value of the assets at the lower of carrying value or estimated fair value, less costs to sell and assets held for sale are not depreciated or amortized.

If the disposal of the component of an entity (or group of components) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, it meets the criteria for discontinued operations. The results of discontinued operations, as well as any gain or loss on the disposal transaction, are presented separately, net of tax, from the results of continuing operations for all periods presented. The revenue and expenses included in the results of discontinued operations are the revenue and direct operating expenses incurred by the discontinued component that may be reasonably segregated from the revenue and costs of the ongoing operations of the Company. The assets and liabilities have been accounted for as assets and liabilities held for sale in our condensed consolidated balance sheets. The operating results have been included in discontinued operations in our condensed consolidated financial statements. Assets and liabilities held for sale are classified as current as of June 30, 2021 as it is probable that the sale will occur and proceeds will be collected within one year. The condensed consolidated statement of cash flows presents combined cash flows from continuing operations with cash flows from discontinued operations within each cash flow statement category. The prior periods have been adjusted to reflect the assets and liabilities held for sale and discontinued operations.

See Note 2, “Discontinued Operations,” to our condensed consolidated financial statements for additional information.
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
Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06): This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Convertible Senior Notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. We are currently evaluating the timing, method of adoption and overall impact of this standard on our consolidated financial statements.

2. Discontinued Operations

On May 29, 2021, we entered into the Purchase Agreement, pursuant to which we agreed to sell our Products business to STG in exchange for total cash consideration of $1.2 billion and assumption of certain liabilities of the Products business as specified in the Purchase Agreement. As a result, the FireEye Products business was classified as discontinued operations in our condensed consolidated statements of operations and excluded from continuing operations. The assets and liabilities have been accounted for as assets and liabilities held for sale in our condensed consolidated balance sheets. The transaction is expected to close by the end of the fourth quarter of 2021, subject to customary regulatory approvals and closing conditions.

The following table summarizes the assets and liabilities held for sale relating to our discontinued operations (dollars in thousands):

	As of June 30, 2021	As of December 31, 2020
MAJOR CLASSES OF ASSETS
Current:
Accounts receivable, net of allowance for doubtful accounts of $339 and $422 at June 30, 2021 and December 31, 2020, respectively	$46,961	$59,236
Inventories	4,772	4,023
Prepaid expenses and other current assets	60,070	63,456
Property and equipment, net	20,706	—
Goodwill	313,912	—
Intangible assets, net	4,292	—
Deposits and other long-term assets	49,256	—
Operating lease right-of-use assets, net	719	—
Total current assets held for sale	$500,688	$126,715
Non-current:
Property and equipment, net	—	15,434
Goodwill	—	313,924
Intangible assets, net	—	5,512
Deposits and other long-term assets	—	56,580
Operating lease right-of-use assets, net	—	1,524
Total assets classified as held for sale	$500,688	$519,689

MAJOR CLASSES OF LIABILITIES
Current:
Accounts payable	$4,367	$1,080
Accrued and other current liabilities	8,762	3,510
Deferred revenue, current	614,802	387,353
Operating lease liabilities	768	1,468
Accrued compensation	8,970	16,822
Total current liabilities held for sale	$637,669	$410,233
Non-current:
Deferred revenue, non-current	—	284,851
Operating lease liabilities	—	400
Total liabilities classified as held for sale	$637,669	$695,484

Commitments and contingencies
Contract manufacturer commitments	$7,005	$5,996

The following table summarizes the results of the discontinued operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
MAJOR LINE ITEMS CONSTITUTING NET INCOME
Revenue from discontinued operations	$134,045	$132,671	$265,704	$265,238
Cost of revenue	28,001	29,947	55,802	60,200
Research & development	28,665	29,260	56,086	64,980
Sales and marketing	36,886	36,306	74,530	76,066
General and administrative	5,466	—	8,126	—
Restructuring charges	—	—	—	4,757
Net income from discontinued operations before income taxes	$35,027	$37,158	$71,160	$59,235
Provision for income taxes	582	437	906	1,013
Net income from discontinued operations, net of income taxes	$34,445	$36,721	$70,254	$58,222

At the closing of the sale of the Products business, we intend to enter into a Transition Services Agreement with STG, which will be designed to ensure and facilitate an orderly transfer of business operations. The transition period is expected to be approximately 12 to 18 months after the sale closes. No revenues or expenses have been incurred for the transitional services as of June 30, 2021.

3. Fair Value Measurements
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
The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of June 30, 2021				As of December 31, 2020
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$141,708	$—	$—	$141,708	$32,954	$—	$—	$32,954
Total cash equivalents	141,708	—	—	141,708	32,954	—	—	32,954
Short-term investments:
Certificates of deposit	—	4,418	—	4,418	—	2,752	—	2,752
Commercial paper	—	—	—	—	—	19,994	—	19,994
Corporate notes and bonds	—	579,385	—	579,385	—	437,652	—	437,652
U.S. Treasuries	—	82,135	—	82,135	—	74,934	—	74,934
U.S. Government agencies	—	200,363	—	200,363	—	89,492	—	89,492
Total short-term investments	—	866,301	—	866,301	—	624,824	—	624,824
Total assets measured at fair value	$141,708	$866,301	$—	$1,008,009	$32,954	$624,824	$—	$657,778
Additionally, we have a restructuring liability related to certain real estate facilities that was calculated based on the present value of future non-lease payments, discounted at a rate commensurate with our current cost of financing as well as external ratings. This non-recurring fair value measurement is considered to be a Level 3 measurement due to the use of significant unobservable inputs. See Note 7 Restructuring Charges for a reconciliation of this liability.
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a privately held company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. In light of the COVID-19 pandemic, we performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of June 30, 2021.
The estimated fair value of the Convertible Senior Notes was determined to be $1.0 billion as of June 30, 2021 and as of December 31, 2020. The fair value was determined based on the closing trading prices per $1,000 principal amount of the respective Convertible Senior Notes as of the last day of trading for the period. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

4. Investments
Our investments consisted of the following (in thousands):

	As of June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$4,370	$48	$—	$4,418
Corporate notes and bonds	577,356	2,190	(161)	579,385
U.S. Treasuries	82,148	7	(20)	82,135
U.S. Government agencies	200,500	9	(146)	200,363
Total	$864,374	$2,254	$(327)	$866,301

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$2,679	$73	$—	$2,752
Commercial paper	19,994	—	—	19,994
Corporate notes and bonds	433,445	4,248	(41)	437,652
U.S. Treasuries	74,914	26	(6)	74,934
U.S. Government agencies	89,451	54	(13)	89,492
Total	$620,483	$4,401	$(60)	$624,824
The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2021
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$490	$—	$—	$—	$490	$—
Commercial paper	—	—	—	—	—	—
Corporate notes and bonds	267,699	(159)	17,902	(2)	285,601	(161)
U.S. Treasuries	70,599	(20)	—	—	70,599	(20)
U.S. Government agencies	159,570	(143)	2,497	(3)	162,067	(146)
Total	$498,358	$(322)	$20,399	$(5)	$518,757	$(327)

	As of December 31, 2020
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$4,997	$—	$—	$—	$4,997	$—
Corporate notes and bonds	92,855	(41)	870	—	93,725	(41)
U.S. Treasuries	42,799	(6)	—	—	42,799	(6)
U.S. Government agencies	37,488	(13)	1,700	—	39,188	(13)
Total	$178,139	$(60)	$2,570	$—	$180,709	$(60)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis.

The following table summarizes the contractual maturities of our investments as of June 30, 2021 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$464,094	$465,435
Due within one to three years	400,280	400,866
Total	$864,374	$866,301
All available-for-sale securities have been classified as current, based on management's ability to use the funds in current operations.
As of December 31, 2020 and June 30, 2021, we held an 11.0% ownership interest in a privately held company, which is accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the privately held company. The investment was fully written off as of March 31, 2021 and no gains or losses were recorded during the six months ended June 30, 2021. We were informed that substantially all of the assets of the privately held company were sold during the three months ended March 31, 2021 and that the privately held company is expected to be dissolved after the first anniversary of the asset sale. None of the proceeds of the sale were paid to us or other shareholders of the privately held company in respect of their stock holdings.

5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Computer equipment and software	$149,231	$139,147
Leasehold improvements	56,304	56,401
Furniture and fixtures	12,698	12,955
Machinery and equipment	160	160
Total property and equipment	218,393	208,663
Less: accumulated depreciation	(152,507)	(144,327)
Total property and equipment, net	$65,886	$64,336
Depreciation and amortization expense related to property and equipment during the three months ended June 30, 2021 and 2020 was $7.7 million and $5.9 million, respectively. Depreciation and amortization expense related to property and equipment during the six months ended June 30, 2021 and 2020 was $16.3 million and $11.1 million, respectively.
During the three months ended June 30, 2021 and 2020, we capitalized $4.8 million and $3.4 million, respectively, of software development costs primarily related to our platform and cloud subscription offerings. Amortization expense related to capitalized software development costs during the three months ended June 30, 2021 and 2020 were $3.0 million and $2.6 million, respectively. During the six months ended June 30, 2021 and 2020, we capitalized $8.8 million and $7.9 million, respectively, of software development costs primarily related to our platform and cloud subscription offerings. Amortization expense related to capitalized software development costs during the six months ended June 30, 2021 and 2020 were $6.0 million and $4.7 million, respectively.
Refer to Note 7 Restructuring Charges regarding fixed assets write-offs.
6. Business Combinations
Acquisition of Cloudvisory
In January 2020, we acquired Cloudvisory, a provider of cloud visibility and control solutions. As consideration for the acquisition, we paid approximately $13.2 million in cash and assumed $0.3 million in net tangible liabilities.
The acquisition of Cloudvisory was accounted for in accordance with the acquisition method of accounting for business combinations with FireEye as the accounting acquirer. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price of $13.2 million was allocated using the information available to us. The results of operations of Cloudvisory have been included in our consolidated statements of operations from the acquisition date, though revenue and net income from Cloudvisory were not material for the six months ended June 30, 2021. Transaction costs were immaterial and expensed as incurred. Pro forma financial information has not been presented for this acquisition as the impact to our consolidated financial statements was not material. Allocation of the purchase price is as follows (in thousands):

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
The intangibles acquired and net tangible liability assumed in this acquisition are reported as held for sale. Goodwill generated by the Cloudvisory acquisition amounted to $1.8 million and was allocated to the Products business based on relative fair value and is reported as held for sale.
Acquisition of Respond Software
In November 2020, we acquired all outstanding shares of privately held Respond Software, a cybersecurity investigation automation company. The acquisition of Respond Software, a leader in automation of extended detection and response (XDR), is intended to add significant capabilities to our Mandiant Advantage platform by automating threat detection and reducing the amount of analyst time necessary to investigate threats due to the reduction in false positives as well as to accelerate Respond Software's learning models with our unique expertise and threat intelligence. In connection with this acquisition, we paid cash consideration of $116.1 million and issued 4,931,862 shares of our common stock, 694,768 of these shares were subject to vesting conditions as of December 31, 2020, of which 257,852 were canceled during the three months ended March 31, 2021 and 436,916 shares remained subject to vesting conditions as of June 30, 2021. The estimated fair value of the common stock issued and not subject to vesting conditions was $60.3 million. We also assumed unvested stock options, which are now exercisable for our common stock, of which $1.2 million of the fair value has been accounted for as consideration for assumed awards pertaining to pre-combination service prior to acquisition. Based on the above, total purchase consideration for Respond Software was $177.6 million.
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

Amount
Net tangible assets assumed	$(4,551)
Intangible assets	31,880
Deferred tax liability	(1,120)
Goodwill	151,388
Total purchase price allocation	$177,597
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
Goodwill generated by the Respond acquisition amounted to $34.8 million and was allocated to the Products business based on relative fair value and is reported as held for sale.
Goodwill and Purchased Intangible Assets
Goodwill and purchased intangible assets held for sale pursuant to our agreement to sell the FireEye Products business to STG were included in assets held for sale in our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, and accordingly, are excluded from the amounts shown in the tables below.
Goodwill increased by $0.04 million for tax adjustment for the six months ended June 30, 2021. There were no other changes to the carrying amount of goodwill.
Purchased intangible assets consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Developed technology	$147,493	$147,493
Content	158,700	158,700
Customer relationships	112,360	112,360
Contract backlog	13,200	13,200
Trade names	17,720	17,720
Non-competition agreements	1,100	1,100
Total intangible assets	450,573	450,573
Less: accumulated amortization	(352,126)	(330,018)
Total net intangible assets	$98,447	$120,555
Amortization expense of intangible assets during the three months ended June 30, 2021 and 2020 was $11.0 million and $10.0 million, respectively. Amortization expense of intangible assets during the six months ended June 30, 2021 and 2020 was $22.1 million and $20.4 million, respectively.
The expected future annual amortization expense of intangible assets as of June 30, 2021 is presented below (in thousands):

Years Ending December 31,	Amount
2021 (remaining six months)	$21,865
2022	33,305
2023	28,287
2024	9,905
2025	5,085
Total	$98,447

7. Restructuring Charges
The following table sets forth the restructuring balance as of June 30, 2021 related to previous restructuring activities and a summary of restructuring activities during the six months ended June 30, 2021 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2020	$570	$478	$1,048
Provision for restructuring charges	1,898	—	1,898
Cash payments	(1,797)	(351)	(2,148)
Other adjustments	(127)	15	(112)
Balance, June 30, 2021	$544	$142	$686
The remainder of the restructuring balance of $0.7 million at June 30, 2021 is composed of $0.1 million of non-cancelable non-lease costs which we expect to pay over the terms of the related obligations through the first quarter of 2022 and $0.5 million of severance costs.
8. Leases
We have operating leases primarily for corporate offices. Our leases have remaining lease terms of one to eleven years, some of which include options to extend the leases for up to five years, and some of which include options to terminate within one year.
Operating leases held for sale related to our discontinued operations were included in assets and liabilities held for sale in our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, and accordingly, are excluded from the amounts shown in the tables below.
The components of lease expenses were as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating lease costs	$3,192	$6,783
Short-term lease costs	384	682
Sublease income	(221)	(444)
Total net lease costs	$3,355	$7,021
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

As of June 30, 2021
Operating leases:
Operating lease right-of-use assets, net	$36,096

Operating lease liabilities, current	$12,157
Operating lease liabilities, non-current	56,624
Total operating lease liabilities	$68,781

Weighted average remaining lease term (in years)	7.0
Weighted average discount rate	6.1%
Supplemental cash flow and other information related to leases is as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,513	$9,327

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$—	$11,683

Cash flows of operating lease liabilities are as follows (in thousands):

Years Ending December 31,	Amount
2021 (remaining six months)	$5,529
2022	14,093
2023	12,586
2024	11,235
2025	10,639
2026	10,608
2027 and thereafter	20,278
Total lease payments	84,968
Less: imputed interest	(16,187)
Total lease obligations	68,781
Less: current lease obligations	(12,157)
Long-term lease obligations	$56,624
As of June 30, 2021, we did not have any additional operating lease commitments for office leases that have not yet commenced.

9. Deferred Revenue
Deferred revenue held for sale related to our discontinued operations was included in liabilities held for sale in our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, and accordingly, is excluded from the amounts shown in the tables below.
Deferred revenue consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Platform, cloud subscription and managed services, current	$128,149	$126,086
Professional services, current	107,811	100,270
Total deferred revenue, current	235,960	226,356
Platform, cloud subscription and managed services, non-current	60,024	56,691
Professional services, non-current	1,342	1,206
Total deferred revenue, non-current	61,366	57,897
Total deferred revenue	$297,326	$284,253
Changes in the balance of deferred revenue for the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Deferred revenue, beginning of period	$280,291	$250,534	$284,253	$273,241
Billings for the period	130,945	90,780	241,671	160,227
Revenue recognized	(113,910)	(97,230)	(228,598)	(189,384)
Deferred revenue, end of period	$297,326	$244,084	$297,326	$244,084
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations for continuing operations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods ("backlog"). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $297.3 million in deferred revenue and $13.4 million in backlog.
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
We expect to recognize these remaining performance obligations as follows (in percentages):

	Total	Less than 1 year	1-2 years	2-3 years	More than 3 years
Deferred revenue	100%	79%	14%	6%	1%
Backlog	100%	65%	24%	10%	1%

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
The 2024 Notes bear interest at 0.875% per year, payable semiannually in arrears on June 1 and December 1 of each year. The 2024 Notes mature on June 1, 2024, unless earlier repurchased, redeemed or converted.
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
Holders may convert the 2024 Notes at their option in multiples of $1,000 principal amount prior to the business day preceding March 1, 2024, only under the following circumstances:
•during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the 2024 Notes on each applicable trading day;
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
Additionally, we may redeem for cash all or any portion of the 2024 Notes, if the last reported sale price of our common stock has been at least 130% of the conversion price of the 2024 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.

As of June 30, 2021, none of the conditions permitting holders to convert their 2024 Notes had been satisfied and no shares of our common stock had been issued in connection with any conversions of the 2024 Notes. Based on the closing price of our common stock of $20.22 per share on June 30, 2021, the conversion value of the 2024 Notes was less than the principal amount of the 2024 Notes outstanding on a per 2024 Note basis.
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
The liability and equity components of the 2024 Notes consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
	2024 Notes	2024 Notes
Liability component:
Principal	$600,000	$600,000
Less: 2024 Notes discounts and issuance costs, net of amortization	(80,130)	(92,750)
Net carrying amount	$519,870	$507,250

Equity component, net of issuance costs	$138,064	$138,064
The unamortized issuance costs as of June 30, 2021 will be amortized over a weighted-average remaining period of approximately 2.9 years.
Interest expense related to the 2024 Notes consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	2024 Notes	2024 Notes	2024 Notes	2024 Notes
Coupon interest	$1,313	$1,313	$2,625	$2,625
Amortization of 2024 Notes discounts and issuance costs	6,349	6,044	12,620	12,015
Total interest expense recognized	$7,662	$7,357	$15,245	$14,640

Effective interest rate on the liability component	6.0%	6.0%	6.0%	6.1%
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
Convertible Senior Notes due 2035
In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the "Series A Notes") and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the “Series B Notes” and together with the Series A Notes, the "2035 Notes", and the 2035 Notes, together with the 2024 Notes, the "Convertible Senior Notes") in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act. The net proceeds after the initial purchasers' discount of $23.0 million and issuance costs of $0.5 million from the 2035 Notes were $896.5 million. The Series A Notes and Series B Notes bear interest at 1.000% per year and 1.625% per year, respectively, payable semiannually in arrears on June 1 and December 1 of each year. The 2035 Notes mature on June 1, 2035, unless earlier repurchased, redeemed or converted.
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
Holders may convert the 2035 Notes at their option in multiples of $1,000 principal amount prior to March 1, 2035, only under the following circumstances:
•during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2035 Notes of the relevant series on each applicable trading day;
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
Regardless of the foregoing conditions, holders may convert their 2035 Notes at their option in multiples of $1,000 principal amount at any time after March 1, 2035 until maturity for either series of 2035 Notes. Upon conversion, the 2035 Notes can be settled in cash, shares of our common stock or any combination thereof at our option.
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
As of June 30, 2021, $23.4 million aggregate principal amount of the Series A Notes remained outstanding.
The liability and equity components of the remaining portion of 2035 Notes consisted of the following (in thousands):

	As of June 30, 2021		As of December 31, 2020
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$23,436	$460,000	$23,436	$460,000
Less: 2035 Notes discount and issuance costs, net of amortization	—	(19,503)	—	(29,790)
Net carrying amount	$23,436	$440,497	$23,436	$430,210

Equity component, net of issuance costs	$15,559	$117,834	$15,559	$117,834
The unamortized discounts and issuance costs as of June 30, 2021 will be amortized over a weighted-average remaining period of approximately 0.9 years.
Interest expense for the three and six months ended June 30, 2021 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$59	$1,869	$117	$3,738
Amortization of 2035 Notes discount and issuance costs	—	5,174	—	10,287
Total interest expense recognized	$59	$7,043	$117	$14,025

Effective interest rate on the liability component	1.0%	6.5%	1.0%	6.5%
Interest expense for the three and six months ended June 30, 2020 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$219	$1,869	$519	$3,738
Amortization of 2035 Notes discount and issuance costs	1,023	4,935	2,540	9,812
Total interest expense recognized	$1,242	$6,804	$3,059	$13,550

Effective interest rate on the liability component	4.2%	6.6%	5.2%	6.6%

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

11. Commitments and Contingencies
Letters of Credit
We were party to letters of credit totaling $3.4 million and $3.9 million as of June 30, 2021 and December 31, 2020, respectively, issued primarily in support of operating leases for our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Purchase Obligations
As of June 30, 2021, we had approximately $23.1 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In situations where we have received delivery of the goods or services as of June 30, 2021 under purchase orders outstanding as of the same date, such amounts are reflected in the condensed consolidated balance sheet as accounts payable or accrued liabilities and are excluded from the $23.1 million.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through June 30, 2021, there have been no claims under any indemnification provisions.

12. Redeemable Convertible Preferred Stock

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

The Holder has the right, at its option, to convert its Series A Preferred Stock, in whole or in part, into fully paid and non-assessable shares of our common stock at a conversion price equal to $17.25 per share subject to certain customary adjustments in the event of certain adjustments to our common stock. The conversion price was equal to $17.25 per share as of June 30, 2021. After the third anniversary of December 11, 2020, subject to certain conditions, we may, at our option, require conversion of all of the outstanding shares of Series A Preferred Stock to Common Stock if, for at least 20 trading days during the 30 consecutive trading days immediately preceding the date we notify the Holders of the election to convert, the closing price of our common stock is at least 175% of the conversion price.

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

We have applied the guidance in ASC 480‑10‑S99‑3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and have therefore classified the Series A Preferred Stock as mezzanine equity. The Series A Preferred Stock was recorded outside of stockholders’ deficit because it is probable that the shares will be redeemed at the option of the Holders and that redemption option is not solely within the Company's control. Upon issuance, we elected to record the Series A Preferred Stock at redemption value. As such, we recognized $0.1 million and $4.7 million of accretion as of June 30, 2021 and December 31, 2020, respectively.

We accrued $9.1 million of dividends on the Series A Preferred Stock during the six months ended June 30, 2021. The cumulative dividend accrued on the Series A Preferred Stock as of June 30, 2021 was $10.1 million. Accrued dividends are recorded against additional paid-in capital due to the Company being in an accumulated deficit position.

13. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share, of which 400,000 shares of Series A Preferred Stock were issued and outstanding as of June 30, 2021 and December 31, 2020.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of June 30, 2021 and December 31, 2020. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.
We had reserved shares of common stock for issuance as follows (in thousands):

	As of June 30, 2021	As of December 31, 2020
Reserved under stock award plans	44,327	38,745
Convertible senior notes	33,856	33,856
Convertible preferred stock	23,775	23,249
Employee Stock Purchase Plan (ESPP)	4,684	3,425
Total	106,642	99,275

14. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Approximately 14.4 million shares and 14.9 million shares of our common stock were reserved for future grants as of June 30, 2021 and December 31, 2020, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of approximately 4.7 million shares and 3.4 million shares of common stock were available for future issuance as of June 30, 2021 and December 31, 2020, respectively, under our ESPP.
From time to time, we also grant restricted common stock or restricted stock awards outside of our equity incentive plans to certain employees in connection with acquisitions.
Stock Option Activity
A summary of the activity, for continuing and discontinued operations, for our stock option changes during the reporting period and a summary of information related to options outstanding and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2020	3,485	$8.33	5.3	$60,679
Exercised	(714)	5.04		11,034
Cancelled	(66)	20.30
Balance — June 30, 2021	2,705	$8.90	5.3	$39,960
Options exercisable — June 30, 2021	1,694	$12.81	3.71	$21,912
The aggregate intrinsic value above represents the pre-tax difference between the exercise price of stock options and the quoted market price of our stock on that day for all in-the-money stock options.
Restricted Stock Award ("RSA") and Restricted Stock Unit ("RSU") Activity
A summary of the activity, for continuing and discontinued operations, for our restricted common stock, RSAs and RSUs during the reporting periods and a summary of information related to unvested restricted common stock, RSAs and RSUs, including those expected to vest based on the achievement of a performance condition, are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2020	20,400	$15.35	1.4	$470,424
Granted	14,427	20.72
Vested	(5,899)	15.24
Cancelled	(1,669)	16.91
Unvested balance — June 30, 2021	27,259	$18.17	1.6	$551,195
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — June 30, 2021	2,748	$19.04	1.9	$55,556
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
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP for the offering periods beginning in May 2020:

	Three and Six Months Ended June 30, 2021	Three and Six Months Ended June 30, 2020
Fair value of common stock	$22.33	$13.06
Risk-free interest rate	0.04%	0.17% - 0.18%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Volatility	55% - 62%	52% - 68%
Dividend yield	—%	—%
Stock-based compensation expense related to stock options, ESPP and restricted stock unit awards, relating to continuing operations, is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of platform, subscription and support revenue	$3,487	$2,486	$6,301	$4,865
Cost of professional services revenue	$6,135	$4,171	$11,321	$7,748
Research and development	9,320	4,850	17,743	10,366
Sales and marketing	11,539	8,162	21,429	17,043
General and administrative	8,261	6,981	15,349	12,486
Total	$38,742	$26,650	$72,143	$52,508
As of June 30, 2021, total compensation cost related to stock-based awards not yet recognized was $458.6 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.8 years.

15. Income Taxes
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
We recognized a provision for income taxes of $0.8 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively. We recognized a provision for income taxes of $1.9 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively. The provision for income taxes was primarily comprised of income taxes in foreign jurisdictions and withholding taxes, offset by tax benefits from business combinations.
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

16. Net Loss per Share
Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and options. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for continuing operations for the three and six months ended June 30, 2021 and 2020, all potentially issuable common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Loss from continuing operations	$(99,141)	$(89,996)	$(185,596)	$(187,803)
Net income from discontinued operations	34,445	36,721	70,254	58,222
Net loss	(64,696)	(53,275)	(115,342)	(129,581)
Dividend on series A convertible preferred stock	(4,563)	—	(9,075)	—
Accretion of series A convertible preferred stock	—	—	(82)	—
Net loss attributable to common stockholders	(69,259)	(53,275)	(124,499)	(129,581)
Denominator:
Weighted average number of shares outstanding—basic and diluted	237,279	221,352	236,016	219,570
Net loss per share attributable to common stockholders, basic and diluted:
Continuing operations	$(0.44)	$(0.41)	$(0.83)	$(0.86)
Discontinued operations	0.15	0.17	0.30	0.27
Total net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.24)	$(0.53)	$(0.59)

The following outstanding options, unvested shares and units, ESPP shares, shares issuable upon the conversion of the Convertible Senior Notes, convertible preferred stock and shares contingently issuable were excluded (as common stock equivalents)

from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2021	2020
Options to purchase common stock	2,705	3,425
Unvested restricted stock awards and units	27,259	22,680
Convertible preferred stock	23,775	—
Convertible senior notes	33,856	33,856
ESPP shares	133	198

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
As discussed in Note 2, the results of product and related subscription and support revenue during the three and six months ended June 30, 2021 have been included in discontinued operations due to the Purchase Agreement entered into with STG.
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	U.S.		EMEA		APAC		Other
Platform, cloud subscription and managed services	$34,669	$34,976	$8,439	$6,032	$6,266	$4,736	$2,562	$2,307
Professional services	42,804	34,003	7,978	6,655	4,953	3,612	6,239	4,909
Total revenue	$77,473	$68,979	$16,417	$12,687	$11,219	$8,348	$8,801	$7,216

	Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	U.S.		EMEA		APAC		Other
Platform, cloud subscription and managed services	$71,843	$67,913	$17,015	$11,507	$13,798	$9,875	$5,278	$4,058
Professional services	83,427	66,156	16,418	13,328	9,124	7,090	11,695	9,457
Total revenue	$155,270	$134,069	$33,433	$24,835	$22,922	$16,965	$16,973	$13,515

Our continuing operations generate revenue from sales of our Mandiant Solutions software-as-a-service platform and modules, subscriptions to our managed services and professional services engagements. We disaggregate our revenue from continuing operations into two main categories: (i) platform, cloud subscription and managed services and (ii) professional services.

Our platform, cloud subscription and managed services category includes our Mandiant Advantage software-as-a-service platform and our threat intelligence, security validation, and automated defense modules, as well as our managed services for detection and response and validation. We deliver our managed services and platform entirely through the cloud or, in the case of our security validation software, either through the cloud or in a hybrid on-premise/cloud configuration.

Our professional services include incident response and other security consulting services to our customers who have experienced a cybersecurity breach or desire assistance assessing the resilience of their information systems infrastructure. The majority of our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from professional services is recognized as services are delivered. Revenue from our pre-paid expertise-on-demand subscription and some pre-paid professional services is deferred and recognized when services are delivered.
The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Platform, cloud subscription and managed services	$51,936	$48,051	$107,935	$93,353
Professional services	61,974	49,179	120,663	96,031
Total revenue	$113,910	$97,230	$228,598	$189,384

Long lived assets by geography
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of June 30, 2021	As of December 31, 2020
Property and equipment, net:
United States	$62,017	$59,998
International	3,869	4,338
Total property and equipment, net	$65,886	$64,336
For the three and six months ended June 30, 2021, one reseller represented 10% of our total revenue but did not represent 10% or greater of our total revenue for the three or six months ended June 30, 2020.
As of June 30, 2021 and December 31, 2020, no customer represented 10% or greater of our net accounts receivable balance.

19. Subsequent Events
On August 4, 2021, we acquired a privately held company. As consideration for the acquisition, we paid approximately $16.3 million in cash.

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
•cost of revenue, including changes in costs associated with customer support;
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
•our expectations, beliefs, plans, intentions and strategies related to our acquisition of Respond Software, Inc. (“Respond Software”);
•our expectations, beliefs, plans, intentions and strategies related to our proposed divestiture of our Products business to Symphony Technology Group (“STG”) including our expectations related to the transition services agreement to be entered into in connection therewith and the impact of the divestiture on our remaining business;

•our ability to consummate the pending divestiture of our Products business, and the timing, costs and any benefits of such divestiture; and
•the effects of seasonal trends on our results of operations.
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

Overview
We provide a broad portfolio of cybersecurity products, solutions and services that allow organizations to prepare for, prevent, respond to, investigate and remediate cyber attacks. Our portfolio includes FireEye Products for the detection and prevention of advanced, targeted and evasive attacks, and Mandiant Solutions, which include threat intelligence, security validation, and automated alert investigation integrated in the Mandiant Advantage platform, managed services and professional services.

On May 29, 2021, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we agreed to sell our FireEye Products business to a consortium led by Symphony Technology Group (“STG”) in exchange for total cash consideration of $1.2 billion and assumption of certain liabilities of the Products business as specified in the Purchase Agreement. The transaction is expected to close by the end of the fourth quarter of 2021 subject to customary regulatory approvals and closing conditions. As a result, the FireEye Products business was classified as discontinued operations in our condensed consolidated financial statements and excluded from continuing operations and the related assets and liabilities were classified as held for sale.
In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a global pandemic. We operate in geographic locations that have been impacted by COVID-19. The pandemic has impacted, and could further impact, our operations and the operations of our customers as a result of quarantines, various local, state and federal government public health orders, facility and business closures, supply chain shortages, and travel and logistics restrictions. While we instituted a global work-from-home policy and restricted employee travel to essential, business-critical trips toward the end of the first quarter of 2020, we were able to maintain strong customer relationships and deliver our technology-enabled managed and professional services to customers without interruption. As a result, we did not incur significant disruptions to our operations during the three months ended June 30, 2021.
We anticipate governments and businesses may take additional actions or extend existing actions to respond to the risks of the COVID-19 pandemic. We continue to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. Although we are unable to predict the impact of the COVID-19 pandemic on our business, results of operations, liquidity or capital resources at this time, we expect we may be negatively affected if the pandemic and related public health measures result in substantial manufacturing or supply chain problems, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, delays in payment, or other ramifications from the COVID-19 pandemic. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Our Business Model
We generate revenue from Mandiant solutions. Pursuant to our agreement to sell our FireEye Products business to a consortium led by STG, the revenue from FireEye Products has been included within discontinued operations in our condensed consolidated financial statements for all periods presented. We disaggregate our revenue from Mandiant solutions into two main categories: (i) platform, cloud subscription and managed services and (ii) professional services. For the three months ended June 30, 2021 and 2020, platform, cloud subscription and managed services revenue as a percentage of total revenue was 46% and 49%, respectively. For the six months ended June 30, 2021 and 2020, platform, cloud subscription and managed services revenue as a percentage of total revenue was 47% and 49%, respectively. Revenue from professional services was 54% and 51% for the three months ended June 30, 2021 and 2020, respectively, and 53% and 51% for the six months ended June 30, 2021 and 2020, respectively.

Platform, cloud subscription and managed services

The majority of our platform, cloud subscription and managed services revenue is generated from sales of subscriptions to our Mandiant Advantage platform and modules (including security validation, threat intelligence and automated defense) and managed services that are delivered through the cloud. A majority of the revenue in this category is recognized ratably over the contractual term, generally one to three years.

A portion of our revenue in the platform, cloud subscription and managed services category is derived from term licenses of our security validation platform, and revenue from these sales is recognized when the license key is issued to the customer. Revenue from the sale of our on-premise security validation term licenses continues to decline as we encourage our new and existing customers to migrate their solution to the cloud-based Mandiant Advantage platform for greater flexibility and integration with our threat intelligence and automated defense modules. An increasing number of new security validation customers are purchasing subscriptions for the cloud-based Mandiant Advantage security validation module, and we expect an increasing number of security validation customers to renew on the cloud-based Mandiant Advantage module. Deferred revenue from platform, cloud and managed services as of June 30, 2021 and December 31, 2020 was $188.2 million and $182.8 million, respectively.

Professional services
In addition to our platform, cloud subscription and managed services, we offer professional services, including incident response and other strategic security consulting services, to our customers who have experienced a cybersecurity breach or desire assistance assessing and increasing the resilience of their IT environments to cyber attack. The majority our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from professional services is recognized as services are delivered. Revenue from our expertise-on-demand subscription and some pre-paid professional services is deferred, and revenue is recognized when services are delivered. Deferred revenue from professional services as of June 30, 2021 and December 31, 2020 was $109.2 million and $101.5 million, respectively.
Discontinued Operations
Revenue from discontinued operations is generated primarily from sales of network, email, endpoint security, Helix SIEM and Cloudvisory solutions that are deployed on a customer's premises, either as an integrated security appliance or a distributed hybrid on-premise/private cloud configurations.
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

	Three Months Ended or as of		Six Months Ended or as of
	June 30,		June 30,
	2021	2020	2021	2020
Platform, cloud subscription and managed services revenue	$51,936	$48,051	$107,935	$93,353
Professional services revenue	61,974	49,179	120,663	96,031
Total revenue	$113,910	$97,230	$228,598	$189,384
Year-over-year percentage increase	17%	22%	21%	25%
Gross margin percentage	44%	45%	46%	43%
Deferred revenue, (current and non-current)	$297,326	$244,084	$297,326	$244,084
Annualized recurring revenue	$244,375	$204,606	$244,375	$204,606
Billings (non-GAAP)	$130,945	$90,780	$241,671	$160,227
Net cash used in operating activities - continuing operations	(10,584)	(34,991)	(23,012)	(72,493)
Net cash provided by operating activities - discontinued operations	34,027	49,682	67,317	62,727
Net cash provided by (used in) operating activities	$23,443	$14,691	$44,305	$(9,766)
Free cash flow (non-GAAP) (continuing operations)	$(18,336)	$(39,088)	$(36,509)	$(86,530)
    Deferred revenue. Our deferred revenue consists of amounts that we have the right to invoice but have not yet been recognized into revenue as of the end of the respective period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. The majority of our deferred revenue consists of the unamortized balance of deferred revenue from previously invoiced sales of our security validation platforms, threat intelligence, managed detection and response services and support and maintenance contracts and excludes deferred revenue from discontinued operations included in liabilities held for sale. Invoiced amounts for such contracts can be for multiple years, and we classify our deferred revenue as current or non-current depending on when we expect to recognize the related revenue. If the deferred revenue is expected to be recognized within 12 months it is classified as current, otherwise, the deferred revenue is classified as non-current. A table for our deferred revenue is provided below (in thousands):

	As of June 30,
	2021	2020
Deferred revenue, current	$235,960	$193,351
Deferred revenue, non-current	61,366	50,733
Total deferred revenue	$297,326	$244,084
Annualized recurring revenue. Annualized recurring revenue ("ARR") is an operating metric and represents the annualized revenue run-rate of active term licenses, subscriptions, managed services and support contracts at the end of a reporting period. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace revenue or deferred revenue. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates, and does not include revenue from consumption-based contracts or professional services except for service level agreement payments. We consider ARR a useful measure of the value of the recurring components of our business because it reflects both our ability to attract new customers for our solutions and our success at retaining and expanding our relationships with existing customers. Further, ARR is not impacted by variations in contract length, enabling more meaningful comparison to prior periods as we align our invoicing practices to growing customer preference for annual billing on multi-year contracts.

	As of June 30,
	2021	2020
Platform, cloud subscription and managed services	$236,012	$199,355
Professional services	8,363	5,251
Total annualized recurring revenue	$244,375	$204,606

Billings. Billings are a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles ("GAAP") plus the change in deferred revenue from the beginning to the end of the period, excluding deferred revenue assumed through acquisitions. We monitor billings as a supplement to revenue (the corresponding GAAP measure), because billings impact our deferred revenue, which is an important indicator of the health and visibility of trends in our business and represents a significant percentage of future revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may define billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. Additionally, the calculated billings metric represents the total contract value we have the right to invoice, which includes multi-year subscriptions to our solutions as well as commitments for future services engagements. Calculated billings are impacted by changes in average contract length, thereby reducing the usefulness of comparisons to prior periods. Unlike subscription revenue, which is recognized ratably over a contract term, services revenue is recognized when services are delivered, making calculated services billings less useful as a measure of current business activity. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$113,910	$97,230	$228,598	$189,384
Add: deferred revenue, end of period	297,326	244,084	297,326	244,084
Less: deferred revenue, beginning of period	$(280,291)	$(250,534)	$(284,253)	$(273,241)
Billings (non-GAAP)	$130,945	$90,780	$241,671	$160,227
We have provided disaggregation of billings below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Platform, cloud subscription and managed services	$60,996	$44,602	$113,332	$74,368
Professional services	69,949	46,178	128,339	85,859
Billings (non-GAAP)	$130,945	$90,780	$241,671	$160,227
Net cash provided by (used in) operating activities. We monitor net cash provided by (used in) operating activities as a measure of our overall business performance. Our net cash provided by (used in) operating activities performance is driven in large part by sales of our offerings in the platform, cloud subscription, managed services category and professional services and from up-front payments for both subscriptions and support and maintenance services. Monitoring net cash provided by (used in) operating activities enables us to analyze our financial performance without the non-cash effects of certain items, such as depreciation, amortization and stock-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.
Free cash flow. Free cash flow is a non-GAAP financial measure we define as net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, less purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that, after the purchases of property and equipment, can be used by us for strategic opportunities, including investing in our business, making strategic acquisitions, strengthening our balance sheet and share repurchases. However, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow differently, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of free cash flow to cash flow provided by (used in) operating activities is provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net cash used in operating activities (continuing operations)	$(10,584)	$(34,991)	$(23,012)	$(72,493)
Less: purchase of property and equipment and demonstration units	(7,752)	(4,097)	(13,497)	(14,037)
Free cash flow (non-GAAP)	$(18,336)	$(39,088)	$(36,509)	$(86,530)
Net cash provided by (used in) investing activities (continuing operations)	$(92,971)	$189,911	$(261,204)	$178,039
Net cash used in financing activities (continuing operations)	$(54,423)	$(82,349)	$(62,206)	$(88,400)

Factors Affecting our Performance
Market Adoption. We rely on market education to raise awareness of today’s cyber attacks and articulate the need for our, solutions and services. Although our security validation and automated defense solutions address significant challenges experienced by customers when implementing effective cyber security safeguards – challenges that include an expanding attack surface from remote workers and digital transformation, proliferation of nation state-sponsored attackers, and an acute shortage of cybersecurity talent – the markets for these solutions are in the early stages of development. As a result, our prospective customers may not have a specific portion of their IT budgets allocated for our advanced security solutions.

We invest heavily in sales and marketing efforts to increase market awareness, educate prospective customers and drive adoption of our solutions and services. Additionally, our consultants use our technology in their engagements, allowing customers to witness the features and capabilities in their IT environments. This market education is critical to creating new IT budget dollars or allocating more of existing IT budget dollars to cybersecurity in general and specifically our security validation and security automation solutions. The degree to which prospective customers recognize the mission critical need for our solutions will drive our ability to acquire new customers and increase renewals and follow-on sales opportunities, which, in turn, will affect our future financial performance.
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
Follow-On Sales. To grow our revenue, it is important that our customers make additional purchases of our solutions and services. After the initial sale to a new customer, we focus on expanding our relationship with the customer to sell additional modules available on the Mandiant Advantage platform as well as and additional services. Sales to our existing customer base can take the form of incremental sales of our solutions, managed services, and professional services either to expand their deployment of our technologies, to extend their internal security resources with our managed and professional security services, or continuously measure the effectiveness of their security controls. Our opportunity to expand our customer relationships through follow-on sales will increase as we add new customers, broaden our security solutions portfolio with additional subscriptions and services and enhance the functionality of our existing solutions. Follow-on sales lead to increased revenue over the lifecycle of a customer relationship and can significantly increase the return on our sales and marketing investments. With many of our large enterprise and government customers, we have realized follow-on sales that were multiples of the value of their initial purchases.

Components of Operating Results
Revenue
We generate revenue from the sales of our Mandiant solutions and services. Revenue is recognized when a contract has been entered into with a customer, the performance obligation(s) is (are) identified, the transaction price is determined and has been allocated to the performance obligation(s) and only then for each performance obligation after we have satisfied that performance obligation.
•Platform, cloud subscription and managed services revenue. The majority of our platform, cloud subscription and managed services revenue is generated from sales of subscriptions to our Mandiant Advantage platform and modules (security validation, threat intelligence, and automated defense) and to our managed services that are delivered through the cloud. A small portion of our revenue in the platform, cloud subscription and managed services category is derived from sales of term licenses to our security validation platform, and revenue from these sales is recognized when the license key is issued to the customer.
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

Cost of Revenue
Our total cost of revenue consists of cost of cloud and managed service revenue and cost of professional services revenue.

•Cost of platform, cloud subscription and managed services revenue. Cost of platform, cloud subscription and managed services revenue primarily consists of personnel costs associated with maintaining our threat intelligence and delivering our managed services, hosting costs paid to third party cloud platform providers, and allocated overhead costs. Personnel costs associated with maintaining our threat intelligence and delivering our managed services consist of salaries, benefits, bonuses and stock-based compensation. Overhead costs consist of certain facilities, depreciation and information technology costs. If revenue from sales of our cloud and managed services declines, the cost of platform, cloud subscription and managed services revenue may increase as a percentage of cloud and managed services revenue due to the fixed nature of a portion of these costs.
•Cost of professional services revenue. Cost of professional services revenue primarily consists of personnel costs for our services organization and allocated overhead costs. If sales of our professional services decline or we are unable to maintain our chargeability rates, our cost of professional services revenue may increase as a percentage of professional services revenue.
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the mix between platform, cloud subscription and managed services and professional services revenue, the mix of incident response and other strategic security consulting, and the amount of reimbursable travel expenses. We expect our gross margins to fluctuate slightly depending on these factors, but increase over time with expected growth and higher mix of platform, cloud subscription and managed services revenue compared to professional services revenue.

The inclusion of FireEye products revenue in discontinued operations resulted in an increase in allocated overhead costs to continuing operations, which reduced gross margins.
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
Operating expenses for continuing operations include the full cost of resources shared by Mandiant solutions and FireEye Products. Following the completion of the divestiture, we expect to be reimbursed for the cost of shared resources associated with supporting the FireEye Products business under the Transition Services Agreement ("TSA").
In the fourth quarter of 2020, we experienced an attack from a highly sophisticated threat actor that targeted and accessed certain Red Team assessment tools that we use to test our customers' security. This security incident did not have a material adverse impact to our operating expenses during the three and six months ended June 30, 2021. In addition, we do not expect the incident to materially impact our operating expenses in future periods.
•Research and development. Research and development expense consists primarily of personnel costs and allocated overhead. Research and development expense also includes certain costs associated with delivering our threat intelligence through our Mandiant Advantage platform that were included in cost of goods sold before the Mandiant Advantage platform became generally available. We expect research and development expense to increase in terms of absolute dollars and remain relatively flat or slightly decrease as a percentage of total revenue.
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
Sales and marketing expense also includes costs for market development programs, promotional and other marketing activities, travel, and outside consulting costs. These costs are recognized as incurred. We expect sales and marketing expense to increase in absolute dollars and remain relatively flat as a percentage of total revenue.

•General and administrative. General and administrative expense consists of personnel costs, professional service costs and allocated overhead. General and administrative personnel include our executive, finance, human resources, facilities and legal organizations. Professional service costs consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to slightly decrease in terms of absolute dollars and decrease slightly as a percentage of total revenue prior to the close of the divestiture. After the divestiture of FireEye Products is completed and the cost of shared resources associated with FireEye Products is reimbursed under the TSA, we expect general and administrative costs to decline in terms of absolute dollars and as a percentage of revenue.
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
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes relates primarily to income taxes payable in foreign jurisdictions where we conduct business, withholding taxes, and state income taxes in the United States. The provision is offset by tax benefits primarily related to the reversal of valuation allowances previously established against our deferred tax assets. Should the tax benefits exceed the provision, then a net tax benefit from income taxes is reflected for the period. Income in certain countries may be taxed at statutory tax rates that are lower than the U.S. statutory tax rate. As a result, our overall effective tax rate over the long-term may be lower than the U.S. federal statutory tax rate due to net income being subject to foreign income tax rates that are lower than the U.S. federal statutory rate.

Net Income (Loss) from Discontinued Operations

On May 29, 2021, we entered into a Purchase Agreement, pursuant to which we agreed to sell our FireEye Products business to a consortium led by STG in exchange for total cash consideration of $1.2 billion and assumption of certain liabilities of the Products business as specified in the Purchase Agreement. The FireEye Products business results of operations have been included within discontinued operations. Discontinued operations are more fully described in Note 2 to the condensed consolidated financial statements.

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	% of total Revenue	Amount	% of total Revenue	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars in thousands)				(Dollars in thousands)
Revenue:
Platform, cloud subscription and managed services	$51,936	46%	$48,051	49%	$107,935	47%	$93,353	49
Professional services	61,974	54	49,179	51	$120,663	53	96,031	51
Total revenue	113,910	100	97,230	100	228,598	100	189,384	100
Cost of revenue:
Platform, cloud subscription and managed services	28,243	25	26,497	27	54,856	24	52,357	28
Professional services	35,282	31	27,049	28	67,754	30	55,841	29
Total cost of revenue	63,525	56	53,546	55	122,610	54	108,198	57
Total gross profit	50,385	44	43,684	45	105,988	46	81,186	43
Operating expenses:
Research and development	40,930	36	28,665	29	82,835	36	57,743	30
Sales and marketing	63,018	55	52,840	54	124,231	54	111,586	59
General and administrative	29,020	25	26,349	27	54,371	24	54,857	29
Restructuring charges	1,927	2	12,558	13	1,927	1	18,775	10
Total operating expenses	134,895	118	120,412	124	263,364	115	242,961	128
Operating loss	(84,510)	(74)	(76,728)	(79)	(157,376)	(69)	(161,775)	(85)
Interest income	1,365	1	2,863	3	3,009	1	7,287	4
Interest expense	(14,762)	(13)	(15,356)	(16)	(29,386)	(13)	(31,202)	(16)
Other income (expense), net	(471)	—	(119)	—	100	—	(1,107)	(1)
Loss before income taxes from continuing operations	(98,378)	(86)	(89,340)	(92)	(183,653)	(80)	(186,796)	(98)
Provision for income taxes	763	1	656	1	1,943	1	1,006	1
Loss from continuing operations	$(99,141)	(87)%	(89,996)	(93)%	(185,596)	(81)%	(187,803)	(99)%
Net income from discontinued operations, net of income taxes	$34,445		$36,721		$70,254		$58,222
Net loss	$(64,696)		$(53,275)		$(115,342)		$(129,581)

Comparison of the Three Months Ended June 30, 2021 and 2020
Continuing operations
Revenue

	Three Months Ended June 30,
	2021		2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Platform, cloud subscription and managed services	$51,936	46%	$48,051	49%	$3,885	8%
Professional services	61,974	54	49,179	51	12,795	26
Total revenue	$113,910	100%	$97,230	100%	$16,680	17%

Revenue by geographic region:
U.S.	$77,473	68%	$68,979	71%	$8,494	12%
EMEA	16,417	14	12,687	13	3,730	29
APAC	11,219	10	8,348	9	2,871	34
Other	8,801	8	7,216	7	1,585	22
Total revenue	$113,910	100%	$97,230	100%	$16,680	17%
Platform, cloud subscription and managed services revenue increased by $3.9 million, or 8%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in platform, cloud subscription and managed services revenue reflected increased recognition of deferred revenue associated with sales of the threat intelligence and security validation modules of the Mandiant Advantage platform and our Managed Defense managed security service, partially offset by a decrease in sales of term licenses for our on-premise security validation solution.
Professional services revenue increased by $12.8 million, or 26%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily driven by an increase in number of engagements enabled by an increase in professional services personnel and an increase in mix of incident response services with higher rates per hour as compared to the same period in 2020.
Our international revenue increased $8.2 million, or 29%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase reflects growth in sales of our platform, cloud subscription and managed services and an increase in the number of professional services engagements in certain international regions compared to prior periods.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2021		2020		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Platform, cloud subscription and managed services	$28,243		$26,497		$1,746	7%
Professional services	35,282		27,049		8,233	30
Total cost of revenue	$63,525		$53,546		$9,979	19%
Gross margin:
Platform, cloud subscription and managed services		46%		45%
Professional services		43%		45%
Total gross margin		44%		45%
The cost of platform, cloud subscription and managed services revenue increased by $1.7 million, or 7%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in cost of platform, cloud subscription and managed services revenue was primarily due to an increase of $1 million in stock-based compensation and an increase of $0.7 million in amortization of intangible assets.
The cost of professional services revenue increased by $8.2 million, or 30%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in cost of professional services revenue was primarily due to an increase of $6.3 million in payroll costs due to increased headcount assigned to projects and an increase of $2.0 million in stock-based compensation expense.
Gross margin percentage stayed flat during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Operating Expenses

	Three Months Ended June 30,
	2021		2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$40,930	36%	$28,665	29%	$12,265	43%
Sales and marketing	63,018	55	52,840	54	10,178	19
General and administrative	29,020	25	26,349	27	2,671	10
Restructuring charges	1,927	2	12,558	13	(10,631)	(85)
Total operating expenses	$134,895	118%	$120,412	124%	$14,483	12%
Includes stock-based compensation expense of:
Research and development	$9,320		$4,850
Sales and marketing	11,539		8,162
General and administrative	8,261		6,981
Total	$29,120		$19,993
Research and Development
Research and development expense increased by $12.3 million, or 43%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to an increase of $7.8 million in employee costs due to an increase in headcount and an increase of $4.5 million in stock-based compensation expense.
Sales and Marketing
Sales and marketing expense increased by $10.2 million, or 19%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to an increase of $2.3 million in marketing program expense, an increase of $4.8 million in commission and employee expenses due to an increase in headcount, an increase of $3.4 million in stock-based compensation expense and an increase of $0.3 million in expense related to amortization of intangible assets, partially offset by a decrease of $0.6 million in other operating expenses.
General and Administrative
General and administrative expense increased by $2.7 million, or 10%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to an increase of $3.2 million in professional services expense and an increase of $1.2 million in stock-based compensation expense associated with annual equity refresh grants and the addition of new hires. These increases were partially offset by a decrease of $1.7 million from an insurance reimbursement.
Restructuring Charges
During the three months ended June 30, 2021 we incurred restructuring charges of approximately $1.9 million which primarily related to employee severance charges and other termination benefits as well as certain facilities exit costs. During the three months ended June 30, 2020, we incurred restructuring charges of approximately $11.9 million, which primarily related to employee salary, severance charges and other termination benefits and $0.6 million related to certain facilities exit costs and other restructuring related expenses under our 2020 restructuring plans.

Interest Income

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Interest income	$1,365	$2,863	$(1,498)	(52)%
Interest income decreased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due primarily to a lower rate of return on balances in our cash and cash equivalents and investments.
Interest Expense

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Interest expense	$(14,762)	$(15,356)	$594	(4)%
Interest expense decreased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to the repurchase of a portion of our convertible notes in June 2020. Interest expense pertains primarily to the amortization of discount and issuance costs related to our convertible notes.
Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Other expense, net	$(471)	$(119)	$(352)	296%
Other expense, net, increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to foreign currency transaction losses.
Provision for Income Taxes

	Three Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Provision for income taxes	$763	$656
Effective tax rate	(0.8)%	(0.7)%

The provision for income taxes increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in the provision for income taxes was primarily due to higher foreign taxes.

Discontinued Operations

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Net income from discontinued operations	$34,445	$36,721	$(2,276)	(6)%

Net income from discontinued operations decreased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily due to divestiture related costs of $5.5 million incurred in the second quarter of 2021, offset by a $1.9 million decrease in cost of product and related subscriptions revenue.

Comparison of the Six Months Ended June 30, 2021 and 2020
Continuing Operations
Revenue

	Six Months Ended June 30, 2021
	2021		2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Platform, cloud subscription and managed services	$107,935	47%	$93,353	49%	$14,582	16%
Professional services	120,663	53	96,031	51	24,632	26
Total revenue	$228,598	100%	$189,384	100%	$39,214	21%

Revenue by geographic region:
United States	$155,270	68%	$134,069	71%	$21,201	16%
EMEA	33,433	15	24,835	13	8,598	35
APAC	22,922	10	16,965	9	5,957	35
Other	16,973	7	13,515	7	3,458	26
Total revenue	$228,598	100%	$189,384	100%	$39,214	21%
Platform, cloud subscription and managed services revenue increased by $14.6 million, or 16%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in platform, cloud subscription and managed services revenue was primarily due to an increase in revenue recognized from deferred revenue related to increased sales of subscriptions to our threat intelligence and validation modules of the Mandiant Advantage platform and our managed services.

Professional services revenue increased by $24.6 million, or 26%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to an increase in the number of engagements, resulting in an increase in billable hours compared to the same period in 2020.

Our international revenue increased $18.0 million, or 33%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase reflects an increase in sales of our platform, cloud subscription and managed services and an increase in the number of professional services engagements in certain international regions compared to prior periods.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2021		2020		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Platform, cloud subscription and managed services	$54,856		$52,357		$2,499	5%
Professional services	67,754		55,841		11,913	21
Total cost of revenue	$122,610		$108,198		$14,412	13%
Gross margin:
Platform, cloud subscription and managed services		49%		44%
Professional services		44%		42%
Total gross margin		46%		43%
The cost of platform, cloud subscription and managed services revenue increased by $2.5 million, or 5%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in cost of platform, cloud subscription and managed services revenue was primarily due to an increase of $1.4 million in stock-based compensation and an increase of $1.2 million in amortization of intangible assets.

The cost of professional services revenue increased $11.9 million, or 21%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in cost of professional services revenue was primarily due to an increase of $8.3 million in payroll costs due to increased headcount assigned to projects and an increase of $3.6 million in stock-based compensation expense.
Gross profit margin increased by 3% as a percentage of revenue during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Platform, cloud subscription and managed services gross profit margin increased by 5% compared to the same period in 2020. Professional services gross margin increased 2% primarily due to an increase in billable hours as compared to the same period in 2020.
Operating Expenses

	Six Months Ended June 30,
	2021		2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$82,835	36%	$57,743	30%	$25,092	43%
Sales and marketing	124,231	54	111,586	59	12,645	11
General and administrative	54,371	24	54,857	29	(486)	(1)
Restructuring charges	1,927	1	18,775	10	(16,848)	(90)
Total operating expenses	$263,364	115%	$242,961	128%	$20,403	8%
Includes stock-based compensation expense of:
Research and development	$17,743		$10,366
Sales and marketing	21,429		17,043
General and administrative	15,349		12,486
Restructuring charges	—		—
Total	$54,521		$39,895
Research and Development
Research and development expense increased $25.1 million, or 43%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was due primarily to a $17.7 million increase in payroll and related costs due to an increase in headcount and an increase of $7.4 million in stock-based compensation expense.
Sales and Marketing
Sales and marketing expense increased $12.6 million, or 11%, during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily due to a $7.7 million increase in commission costs and employee costs due to an increase in headcount, an increase of $4.4 million in stock-based compensation expense and a $0.5 million increase in amortization for intangible assets.
General and Administrative
General and administrative expense decreased by $0.5 million, or 1%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was primarily due to a decrease of $3.4 million in payroll and related costs and $1.7 million from an insurance reimbursement, partially offset by an increase of $2.9 million in stock-based compensation expense.
Restructuring Charges
During the six months ended June 30, 2021, we incurred restructuring charges of approximately $1.9 million. During the six months ended June 30, 2020, we incurred restructuring charges of approximately $18.8 million, which primarily related to employee severance charges and other termination benefits of $13.9 million as well as certain facilities exit costs of $1.2 million and $3.7 million for other outside services under our 2020 restructuring plans.

Interest Income

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Interest income	$3,009	$7,287	$(4,278)	(59)%
Interest income decreased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to a lower rate of return on balances in our cash and cash equivalents and investments.
Interest Expense

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Interest expense	$(29,386)	$(31,202)	$1,816	(6)%
Interest expense decreased slightly for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the repurchase of a portion of our convertible notes in June 2020.
Other Expense, Net

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Other income (expense), net	$100	$(1,107)	$1,207	(109)%
Other income (expense), net, for the six months ended June 30, 2021 decreased primarily due to foreign currency transaction losses compared to the six months ended June 30, 2020.
Provision for Income Taxes

	Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Provision for income taxes	$1,943	$1,006
Effective tax rate	(1.1)%	(0.5)%

The provision for income taxes increased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in the provision for income taxes for the six months ended June 30, 2021 was primarily due to higher foreign taxes in the six months ended June 30, 2021 and a tax benefit adjustment from our acquisition of Verodin, Inc. included in the six months ended June 30, 2020 that was not in the six months ended June 30, 2021.
Discontinued Operations

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Net income from discontinued operations	$70,254	$58,222	$12,032	21%

Net income from discontinued operations increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to a decrease of $4.4 million cost of product and related subscriptions revenue and a decrease of $7.1 million in operating expenses.

Liquidity and Capital Resources

	As of June 30, 2021	As of December 31, 2020
	(In thousands)
Cash and cash equivalents	$387,310	$676,454
Short-term investments	$866,301	$624,824

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash used in operating activities - continuing operations	$(23,012)	$(72,493)
Cash provided by operating activities - discontinued operations	67,317	62,727
Cash provided by (used in) operating activities	44,305	(9,766)
Cash provided by (used in) investing activities - continuing operations	(261,204)	178,039
Cash used in investing activities - discontinued operations	(10,039)	(10,130)
Cash provided by (used in) investing activities	(271,243)	167,909
Cash used in financing activities	(62,206)	(88,400)
Net increase (decrease) in cash and cash equivalents	$(289,144)	$69,743

As of June 30, 2021, our cash and cash equivalents of $387.3 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $69.0 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2021 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
On May 29, 2021, we entered into a Purchase Agreement, pursuant to which we agreed to sell our Products business to STG in exchange for total cash consideration of $1.2 billion and assumption of certain liabilities of the Products business as specified in the Purchase Agreement.
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
Our principal sources of liquidity are existing cash and cash equivalents and short-term investments and any cash inflow from operations, which we believe will be sufficient to meet our anticipated cash needs for at least the next 12 months. While we have experienced delays in collections which we attribute to the COVID-19 pandemic, we believe we will be able to manage liquidity to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the efficiency of our marketing and sales activities, the introduction of new and enhanced product and service offerings, the cost of any future acquisitions of technology or businesses, and the continuing market acceptance of our products and services. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
During the six months ended June 30, 2021, our operating activities from continuing operations used cash of $23.0 million. We incurred a net loss of $185.6 million, which included net non-cash expenses of $141.6 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible notes. Our net change in operating assets and liabilities used cash of $21.0 million, primarily related to cash sourced from accounts receivable of $17.3 million due to increased collections, a decrease in prepaid expenses and other assets of $6.3 million primarily due to receipt of other receivables, an increase in accounts payable of $4.3 million, an decrease in deferred revenue of $13.1 million offset by a decrease in accrued liabilities of $1.5 million, a decrease in accrued compensation of $13.6 million, and a decrease in other long-term liabilities of $4.9 million. Our operating activities from discontinued operations provided cash of $67.3 million.
During the six months ended June 30, 2020, our operating activities from continuing operations used cash of $72.5 million. We incurred a net loss of $187.8 million, which included net non-cash expenses of $116.2 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible notes. Our net change in operating assets and liabilities used cash of $0.9 million, primarily related to cash sourced from accounts receivable of $25.9 million due to increased collections, from prepaid expenses and other current assets of $5.1 million primarily due to receipt of other receivables, increase in accrued compensation of $14.2 million offset by a decrease in deferred revenue of $29.2 million, decrease in accounts payable of $6.2 million, a decrease in other long-term liabilities of $5.7 million and a decrease in accrued liabilities of $5.0 million. Our operating activities from discontinued operations provided cash of $62.7 million.
Investing Activities
Cash used in investing activities from continuing operations during the six months ended June 30, 2021 was $261.2 million. This was primarily due to $248.5 million used in purchases of short-term investments, offset by $13.5 million used for capital expenditures to purchase property and equipment and demonstration units. Cash used in investing activities from discontinued operations was $10.0 million.
Cash provided by investing activities during the six months ended June 30, 2020 was $178.0 million. This was primarily due to $171.1 million provided by net maturities of short-term investments, $28.2 million provided by sale of short term investments, offset by $6.3 million used to acquire Cloudvisory, net of cash acquired, $14.0 million used for capital expenditures to purchase property and equipment and demonstration units, and $1.0 million used for the purchase of an investment in a privately held company. Cash used in investing activities from discontinued operations was $10.1 million.
Financing Activities
During the six months ended June 30, 2021, financing activities used $62.2 million in cash, primarily for share repurchases of $68.3 million, payment related to shares withheld for taxes of $9.7 million, offset by $12.3 million received from employee purchases of shares under our 2013 Employee Stock Purchase Plan ("ESPP") and $3.6 million received from exercises of employee stock options.
During the six months ended June 30, 2020, financing activities used $88.4 million in cash, primarily for payment of $96.4 million related to the repurchase of Series A Notes, payment related to shares withheld for taxes of $8.0 million, offset by $12.3 million received from employee purchases of shares under our ESPP and $3.7 million received from exercises of employee stock options.

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
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Summary of Significant Accounting Policies
We include herein certain updates to those policies.

Discontinued Operations

We consider assets to be held for sale when management, commits to a formal plan to actively market the assets for sale at a price reasonable in relation to fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, we record the carrying value of the assets at the lower of its carrying value or its estimated fair value, less costs to sell. In accordance with GAAP, assets held for sale are not depreciated or amortized.

If the disposal of the component of an entity (or group of components) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, it meets the criteria for discontinued operations. The results of discontinued operations, as well as any gain or loss on the disposal transaction, are presented separately, net of tax, from the results of continuing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by the discontinued segment that may be reasonably segregated from the costs of the ongoing operations of the Company. The assets and liabilities have been accounted for as assets held for sale in our condensed consolidated balance sheets. The operating results have been included in discontinued operations in our condensed consolidated statements of operations. The condensed consolidated statement of cash flows presents combined cash flows from continuing operations with cash flows from discontinued operations within each cash flow statement category.

See Note 2, “Discontinued Operations,” to our condensed consolidated financial statements for additional information.

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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at June 30, 2021 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $1,253.6 million and $1,301.3 million as of June 30, 2021 and December 31, 2020, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions, the U.S. Treasury and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to our investment policies which limit the duration of our short-term investments. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as the Series A Notes, Series B Notes and 2024 Notes have fixed interest rates of 1.000%, 1.625% and 0.875%, respectively. The fair value of our convertible notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of June 30, 2021, the fair value of our convertible notes was approximately $1.0 billion.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the "Litigation" subheading in Note 11 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Part I, Item I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
Summary

• If we are unsuccessful at executing the separation and transition of the FireEye Products business assets to STG, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.

• The proposed divestiture of the FireEye Products business is subject to a number of conditions beyond our control. Failure to complete the proposed divestiture within the expected timeframe, or at all, could adversely affect our business, results of operations and our stock price.

• We may not achieve the intended benefits of the sale of the FireEye Products business.

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

Risks Related to the Pending Sale of the FireEye Products Business

If we are unsuccessful at executing the separation and transition of the FireEye Products business assets to STG, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.

Transitions related to the separation and transition of the FireEye Products business may involve significant turnover in management and other key personnel and changes in our strategic direction. Transitions of this type can be disruptive, result in the loss of focus and employee morale and make the execution of business strategies more difficult. We have made commitments to STG to provide transition services, enter into bilateral commercial agreements and certain threat intelligence data as has historically been provided to FireEye Products. We may experience delays in the anticipated timing of activities related to such transitions and higher than expected or unanticipated execution costs or lower than expected revenues. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business. Even if we are successful at executing the separation and transition of the FireEye Products business, the divestiture may not enhance long-term stockholder value as anticipated.

The proposed divestiture of the FireEye Products business is subject to a number of conditions beyond our control. Failure to complete the proposed divestiture within the expected timeframe, or at all, could adversely affect our business, results of operations and our stock price.

The consummation of the purchase by STG of certain of our FireEye Products business assets remains subject to the satisfaction or waiver of certain customary closing conditions, including (i) the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which has occurred, (ii) the receipt of certain specified foreign governmental approvals, and (iii) other customary closing conditions.

We cannot predict whether and when the remaining conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the proposed divestiture, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed divestiture. Certain costs associated with the proposed divestiture have already been incurred or may be payable even if the proposed divestiture is not consummated. Finally, disruptions to our business resulting from the pendency of the proposed divestiture, including adverse changes in our relationships with our customers, partners, suppliers and employees, could occur and could continue or accelerate in the event that we fail to consummate the proposed divestiture.

In addition, any potential litigation or administrative proceedings arising from the proposed divestiture may cause delay to or result in the termination of the transaction, which could result in substantial costs, divert our management's attention and resources, and harm our business, results of operations, financial condition, or stock price. For example, on July 13, 2021, an alleged stockholder filed an action against the Company, seeking inspection of certain of books and records pursuant to Section 220 of the Delaware General Corporation Law. On July 26, 2021, the parties filed a stipulation that the Company is not obligated to respond to the complaint at this time.

Our stock price may also fluctuate significantly based on announcements by STG and other third parties or us regarding the divestiture or based on market perceptions of the likelihood of us satisfying the closing conditions related to the divestiture. Such announcements may lead to perceptions in the market that the divestiture may not be completed, which could cause our stock price to fluctuate or decline. If we do not consummate the divestiture, the price of our common stock may decline significantly from the current market price. Any of these events could adversely affect our business, financial condition and results of operations and could cause a decline in the price of our common stock.

We may not achieve the intended benefits of the sale of the FireEye Products business.

We may not realize some or all of the anticipated benefits from the sale of the FireEye Products business. The constraints on our business imposed by the divestiture, including the resources required to focus on completing the divestiture and the limitations created by the sale of certain assets we have historically used in our business, a non-compete, bilateral commercial agreements and the loss of employees, could have a continuing impact on the execution of our business strategy and our overall operating results. Further, our remaining employees may become concerned about the future of our remaining operations and lose focus or seek other employment.

We may not realize some or all of the anticipated benefits from the divestiture with respect to the anticipated performance in our remaining business and the divestiture may in fact adversely affect our business. Our ability to realize the anticipated benefits of the divestiture will depend, to a large extent, on our ability to successfully operate the remaining business as a standalone business and to grow and develop the remaining business in the absence of the divested business. In addition, some of the anticipated benefits may not occur for a significant time period following the completion of the divestiture. If our strategy is not successful and does not achieve our expectations over the long term, our business and results of operations may be adversely affected and the price of our common stock could decline.

Our future results of operations will be dependent solely on the operations of the Mandiant Solutions business following the closing of the divestiture transaction and will then differ materially from our previous results.

The FireEye Products business generated approximately 58% of our total revenue for fiscal 2020, and approximately 63% of our total revenue for fiscal 2019. Accordingly, after the closing of the divestiture transaction, our future financial results will differ materially from our previous results since our future financial results will then be dependent solely on our Mandiant Solutions business. Any downturn in our Mandiant Solutions business could have a material adverse effect on our future operating results and financial condition and could materially and adversely affect the trading price of our common stock.

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
We have incurred operating losses each year since our inception, including net losses of $69.3 million and $53.3 million during the three months ended June 30, 2021 and 2020, respectively. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.
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

•grow our revenues from software, subscriptions and recent offerings from acquisitions such as Verodin and Respond Software;

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

For example, the EU General Data Protection Regulation ("GDPR"), which became fully effective on May 25, 2018, imposes more stringent data protection requirements than previously effective EU data protection law and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR requires, among other things, that personal data only be transferred outside of the EU to certain jurisdictions, including the United States, if steps are taken to legitimize those data transfers. We historically relied on the EU-U.S. and Swiss-U.S. Privacy Shield programs, and the use of standard contractual clauses approved by the European Commission (the “SCCs”), to legitimize these transfers. Both the EU-U.S. Privacy Shield and the SCCs have been subject to legal challenge, however, and on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield framework that had been in place since 2016, which allowed companies like us to meet certain European legal requirements for the transfer of personal data from the European Economic Area (“EEA”) to the U.S., and imposed additional obligations on companies when relying on the SCCs. This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and may even require ad hoc verification of measures taken with respect to data flows. The CJEU decision requires us to take additional steps to legitimize any impacted personal data transfers, including in connection with the use of the SCCs, with the full impact of such decision uncertain at this time. The European Commission released a draft of revised SCCs addressing the CJEU concerns in November 2020, and on June 4, 2021, published new SCCs. The CJEU decision and related developments could result in increased costs of compliance and limitations on our customers and us. More generally, as a result of the CJEU decision or related developments, we may find it necessary or desirable to modify our data handling practices and to implement additional contractual and technical safeguards, and our practices relating to cross-border transfers of data or other data handling practices, or those of our customers and vendors, may be challenged. We also may be required to engage in additional contractual negotiations. As a result of these factors, our business, financial condition and operating results may be adversely impacted. Some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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

California enacted legislation in 2018, the California Consumer Privacy Act (“CCPA”), that became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Aspects of the CCPA and its interpretation remain unclear. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., as observed with the recent Virginia Consumer Data Protection Act, enacted March 2021 and which becomes effective January 1, 2023, and the Colorado Privacy Act, enacted in June 2021 and which takes effect on July 1, 2023.

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
We have substantial existing indebtedness. In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the "Series A Notes") and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the "Series B Notes" and, together with the Series A Notes, the "2035 Notes"). During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (the "2024 Notes" and, together with the 2035 Notes, the "convertible notes") and repurchased approximately $340.2 million aggregate principal amount of the Series A Notes. During the three months ended June 30, 2020, we repurchased approximately $96.4 million aggregate principal amount of the Series A Notes. As a result, as of June 30, 2021, we had approximately $1.1 billion aggregate principal amount of convertible notes outstanding.
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

The current accounting method for reflecting the Convertible Senior Notes on our balance sheet, accruing interest expense for the Convertible Senior Notes and reflecting the shares of our common stock underlying the Convertible Senior Notes in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. Under current accounting principles, the initial liability carrying amount of the Convertible Senior Notes is the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, unconvertible debt.

However, in August 2020, FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), eliminating the separate accounting for the debt and equity components as described above. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. We are currently evaluating the timing, method of adoption and overall impact of this standard on our consolidated financial statements.

When ASU 2020-06 is adopted by the Company, we expect the elimination of the separate accounting for the Convertible Senior Notes described above to reduce the interest expense that we expect to recognize for the Convertible Senior Notes for accounting purposes. In addition, ASU 2020-06 eliminates the use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, and instead requires application of the “if-converted” method. Among other potential impacts, the Company’s adoption of ASU 2020-06 is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Convertible Senior Notes. Furthermore, if any of the conditions to the convertibility for a series of Convertible Senior Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of such series of Convertible Senior Notes as a current, rather than a long-term, liability. This reclassification could be required even if no holders of the applicable series of Convertible Senior Notes convert their notes and could materially reduce our reported working capital and have a material effect on our reported financial results.

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

Risks Related to Our Series A Convertible Preferred Stock

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

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.

In June 2021, our Board of Directors approved a stock repurchase program for the repurchase of up to $500 million of the currently outstanding shares of the Company’s common stock. The repurchase program has no termination date and may be suspended for periods, amended or discontinued at any time. We are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. There can be no guarantee around the timing of our share repurchases, or that the volume of such repurchases will increase. The stock repurchase program could affect the price of our common stock, increase volatility, diminish our cash reserves, and even if fully implemented may not enhance long-term stockholder value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases during the second quarter ended June 30, 2021 (in thousands, except per share amounts):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2021 – April 30, 2021	—	—	—	—
May 1, 2021 – May 31, 2021	—	—	—	—
June 1, 2021 – June 30, 2021 (1)	3,517	$19.41	3,517	$431,666
Total:	3,517		3,517

(1) On June 2, 2021, we announced a stock repurchase program for the repurchase of up to $500 million of our common stock. There is no expiration date on this authorization and we may suspend, amend or discontinue the repurchase program at any time.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1+
Asset Purchase Agreement, dated as of May 29, 2021, by and between the Registrant and Polaris Buyer LLC (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on June 2, 2021)

10.1†
Offer Letter between the Registrant and John Watters, dated April 1, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-36067, filed on April 7, 2021)

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

FIREEYE, INC.

Dated: August 9, 2021	By:	/s/ Frank E. Verdecanna
Frank E. Verdecanna
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and duly authorized signatory)