Form 10-Q
period 2021-09-30
Mandiant, Inc.
filed 2021-11-09
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number 001-36067

Mandiant, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1548921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 McCarthy Blvd.
Milpitas, CA 95035
(Address of principal executive offices) (Zip Code)

(408) 321-6300
(Registrant's telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	MNDT	The NASDAQ Global Select Market

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
The number of shares of the registrant's common stock outstanding as of November 3, 2021 was 239,987,486.

		Page
	PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	3
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020	4
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity for the Three and Nine Months Ended September 30, 2021 and 2020	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	53

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	90
Item 3.	Defaults Upon Senior Securities	90
Item 4.	Mine Safety Disclosures	90
Item 5.	Other Information	90
Item 6.	Exhibits	90

	Signature	91

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

MANDIANT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$384,700	$664,679
Short-term investments	845,637	624,824
Accounts receivable, net of allowance for doubtful accounts of $563 and $1,225 at September 30, 2021 and December 31, 2020, respectively	67,553	70,563
Prepaid expenses and other current assets	44,342	39,670
Current assets held for sale	573,486	162,509
Total current assets	1,915,718	1,562,245
Property and equipment, net	60,772	64,336
Operating lease right-of-use assets, net	35,550	36,728
Goodwill	1,060,023	1,050,962
Intangible assets, net	90,715	120,555
Deposits and other long-term assets	18,841	18,084
Long-term assets held for sale	—	392,974
TOTAL ASSETS	$3,181,619	$3,245,884

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,854	$4,027
Operating lease liabilities, current	13,567	14,556
Accrued and other current liabilities	22,467	19,730
Accrued compensation	67,261	71,784
Convertible senior notes, current, net	445,732	—
Deferred revenue, current	248,140	226,356
Current liabilities held for sale	686,072	417,291
Total current liabilities	1,497,093	753,744
Convertible senior notes, non-current, net	549,733	960,896
Deferred revenue, non-current	66,536	57,897
Operating lease liabilities, non-current	54,571	41,802
Other long-term liabilities	4,672	12,339
Long-term liabilities held for sale	—	285,251
TOTAL LIABILITIES	2,172,605	2,111,929
Commitments and contingencies (NOTE 11)
Series A Convertible Preferred Stock, par value of $0.0001 per share; 400 shares authorized, issued and outstanding as of September 30, 2021 and December 31, 2020	414,738	401,050
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 239,783 shares and 235,690 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	24	24
Additional paid-in capital	3,671,356	3,623,243
Treasury stock, at cost; 1,778 shares as of September 30, 2021 and December 31, 2020	(80,000)	(80,000)
Accumulated other comprehensive income	656	3,834
Accumulated deficit	(2,997,760)	(2,814,196)
Total stockholders’ equity	594,276	732,905
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$3,181,619	$3,245,884
See accompanying notes to condensed consolidated financial statements.

MANDIANT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Platform, cloud subscription and managed services	$60,249	$48,613	$168,184	$141,966
Professional services	61,721	51,439	182,384	147,470
Total revenue	121,970	100,052	350,568	289,436
Cost of revenue:
Platform, cloud subscription and managed services	28,725	27,431	83,581	79,788
Professional services	36,380	29,660	104,134	85,501
Total cost of revenue	65,105	57,091	187,715	165,289
Total gross profit	56,865	42,961	162,853	124,147
Operating expenses:
Research and development	44,814	31,316	127,649	89,059
Sales and marketing	65,899	55,459	190,130	167,045
General and administrative	32,760	24,485	87,131	79,342
Restructuring charges	—	822	1,927	19,597
Total operating expenses	143,473	112,082	406,837	355,043
Operating loss	(86,608)	(69,121)	(243,984)	(230,896)
Interest income	1,226	2,163	4,235	9,450
Interest expense	(14,903)	(14,353)	(44,289)	(45,555)
Other income (expense), net	(464)	156	(364)	(951)
Loss before income taxes from continuing operations	(100,749)	(81,155)	(284,402)	(267,952)
Provision for income taxes	498	458	2,441	1,464
Loss from continuing operations	$(101,247)	$(81,613)	$(286,843)	$(269,416)
Net income from discontinued operations, net of income taxes	33,025	42,494	103,279	100,716
Net loss	$(68,222)	$(39,119)	$(183,564)	$(168,700)
Dividend on series A convertible preferred stock	(4,613)	—	(13,688)	—
Accretion of series A convertible preferred stock	—	—	(82)	—
Net loss attributable to common stockholders	$(72,835)	$(39,119)	$(197,334)	$(168,700)
Net loss per share attributable to common stockholders, basic and diluted:
Continuing operations	$(0.45)	$(0.36)	$(1.27)	$(1.22)
Discontinued operations	0.14	0.19	0.44	0.46
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.17)	$(0.83)	$(0.76)
Weighted average shares used in computing net loss per share, basic and diluted	237,168	224,807	236,404	221,329
See accompanying notes to condensed consolidated financial statements.

MANDIANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(68,222)	$(39,119)	$(183,564)	$(168,700)
Change in net unrealized gain (loss) on available-for-sale investments	(763)	(1,197)	(3,178)	3,934
Comprehensive loss	$(68,985)	$(40,316)	$(186,742)	$(164,766)
See accompanying notes to condensed consolidated financial statements.

MANDIANT, INC.
Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders' Equity
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total stockholders' equity, beginning balances	$645,478	$660,360	$732,905	$701,666

Common stock and additional paid-in-capital:
Balance, beginning of period	3,653,597	3,470,525	3,623,267	3,457,381
Issuance of common stock for equity awards, net of tax withholdings	751	2,539	4,351	6,270
Shares withheld for taxes	(789)	(763)	(10,514)	(8,802)
Issuance of common stock related to employee stock purchase plan	—	—	12,335	12,300
Shares repurchased	(31,667)	—	(100,001)	—
Shares retired	—	—	—	(70,000)
Accretion of series A convertible preferred stock	—	—	(82)	—
Dividends on series A convertible preferred stock	(4,613)	—	(13,688)	—
Stock-based compensation	54,101	41,340	155,712	116,492
Balance, end of period	3,671,380	3,513,641	3,671,380	3,513,641

Treasury stock:
Balance, beginning of period	(80,000)	(80,000)	(80,000)	(150,000)
Shares retired	—	—	—	70,000
Balance, end of period	(80,000)	(80,000)	(80,000)	(80,000)

Accumulated other comprehensive income:
Balance, beginning of period	1,419	6,311	3,834	1,180
Net unrealized gain (loss) on investments	(763)	(1,197)	(3,178)	3,934
Balance, end of period	656	5,114	656	5,114

Accumulated deficit:
Balance, beginning of period	(2,929,538)	(2,736,476)	(2,814,196)	(2,606,895)
Net loss	(68,222)	(39,119)	(183,564)	(168,700)
Balance, end of period	(2,997,760)	(2,775,595)	(2,997,760)	(2,775,595)

Total stockholders' equity, ending balances	$594,276	$663,160	$594,276	$663,160

Series A convertible preferred stock:
Balance, beginning of period	$410,125	$—	$401,050	$—
Series A convertible preferred stock issuance costs	—	—	(82)	—
Accretion of series A convertible preferred stock	—	—	82	—
Dividends on series A convertible preferred stock	4,613	—	13,688	—
Balance, end of period	$414,738	$—	$414,738	$—

See accompanying notes to condensed consolidated financial statements

MANDIANT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(183,564)	$(168,700)
Less: income from discontinued operations	103,279	100,716
Loss from continuing operations	(286,843)	(269,416)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	67,448	57,630
Stock-based compensation	111,295	82,102
Non-cash interest expense related to convertible senior notes	34,570	35,480
Deferred income taxes	(106)	91
Other	1,154	1,514
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	3,174	17,429
Prepaid expenses and other assets	6,654	3,691
Accounts payable	8,731	(9,961)
Accrued liabilities	618	(1,456)
Accrued compensation	(4,524)	23,868
Deferred revenue	30,423	(29,617)
Other long-term liabilities	(9,827)	(8,205)
Net cash used in operating activities - continuing operations	(37,233)	(96,850)
Net cash provided by operating activities - discontinued operations	126,836	120,351
Net cash provided by operating activities	89,603	23,501
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(16,809)	(16,554)
Purchases of short-term investments	(647,949)	(305,180)
Proceeds from maturities of short-term investments	414,952	355,820
Purchase of investment in privately held company	—	(1,000)
Proceeds from sales of short-term investments	2,008	28,208
Business acquisitions, net of cash acquired	(11,678)	(6,284)
Lease deposits	(233)	(222)
Net cash provided by (used in) investing activities - continuing operations	(259,709)	54,788
Net cash used in investing activities - discontinued operations	(15,962)	(12,018)
Net cash provided by (used in) investing activities	(275,671)	42,770
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible senior notes	—	(96,392)
Share repurchases	(100,001)	—

MANDIANT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Series A convertible preferred stock issuance costs	(82)	—
Payment related to shares withheld for taxes	(10,514)	(8,802)
Proceeds from employee stock purchase plan	12,335	12,300
Proceeds from exercise of equity awards	4,351	6,270
Net cash used in financing activities	(93,911)	(86,624)
Net change in cash and cash equivalents	(279,979)	(20,353)
Cash and cash equivalents, beginning of period	664,679	322,828
Cash and cash equivalents held for sale, beginning of period	11,775	11,775
Cash and cash equivalents held for sale, end of period	(11,775)	(11,775)
Cash and cash equivalents, end of period	$384,700	$302,475
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4,915	$3,961
Cash paid for interest	$6,480	$6,962
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$3,495	$2,031
Dividend on series A convertible preferred stock	$13,688	$—
Accretion of series A convertible preferred stock	$82	$—
See accompanying notes to condensed consolidated financial statements.

MANDIANT, INC.
Notes to Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Mandiant, Inc., with principal executive offices located in Milpitas, California, was incorporated as NetForts, Inc. on February 18, 2004, under the laws of the State of Delaware, and changed its name to FireEye, Inc. on September 7, 2005. On October 4, 2021, the Company changed its name to Mandiant, Inc.
Mandiant, Inc. and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) provide intelligence-based cybersecurity solutions and services that allow organizations to prepare for, prevent, investigate, respond to and remediate cyber attacks, including attacks that target on-premise, cloud and critical infrastructure environments.

Unless otherwise noted, discussion in these Notes to Condensed Consolidated Financial Statements refers to our continuing operations. Refer to Note 2, “Discontinued Operations,” for further information.

Our portfolio of cybersecurity solutions and services is comprised of the following:

•Mandiant Solutions, including the Mandiant Advantage software-as-a-service (SaaS) platform with integrated modules for threat intelligence, validation and security automation, managed services, and professional services. Our solutions and services help customers minimize the risk of costly cybersecurity breaches by:

•detecting and preventing advanced, targeted and evasive attacks missed by other security control solutions,
•automating the investigation and triage of security alerts generated by Mandiant solutions, as well as security control solutions from other vendors,
•providing visibility into the latest threats and the tools and techniques used by threat actors,
•validating the effectiveness of existing cybersecurity controls against attacks before an attack occurs and,
•providing assessment, training and other strategic security consulting services that help organizations improve their resilience to attack.
The majority of our solutions and services are sold to end-customers directly, with a lesser percentage of sales to our end-customers sold through distributors, resellers, and strategic partners.
On August 4, 2021, we acquired Intrigue Corp. ("Intrigue"), a privately-held company, for cash consideration of approximately $12.3 million. Intrigue's attack surface management technology will be integrated into the Mandiant Advantage platform, enabling organizations to discover, monitor and manage risk across their entire attack surface.
On June 2, 2021, we announced a stock repurchase program for the repurchase of up to $500 million of our common stock. There is no expiration date on this authorization, and we may suspend, amend or discontinue the repurchase program at any time. During the three months ended September 30, 2021, we repurchased 1.8 million shares of our common stock for $31.6 million, at an average repurchase price of approximately $17.72 per share. During the nine months ended September 30, 2021, we repurchased 5.3 million shares of our common stock for $100.0 million, at an average repurchase price of approximately $18.84 per share. As of September 30, 2021, we had cumulatively repurchased 5.3 million shares of our common stock for $100.0 million, at an average repurchase price of approximately $18.84. The repurchases were recorded to additional paid-in capital as the Company is in an accumulated net deficit position.

On May 29, 2021, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we agreed to sell the FireEye Products business to a consortium led by Symphony Technology Group (“STG”) in exchange for total cash consideration of $1.2 billion and assumption of certain assets and liabilities of the FireEye Products business as specified in the Purchase Agreement. As a result, the FireEye Products business was classified as discontinued operations in our condensed consolidated financial statements and excluded from continuing operations and the related assets and liabilities were classified as held for sale. The transaction closed on October 8, 2021.

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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Mandiant, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year. As a result of the Purchase Agreement, the FireEye Products business is presented as discontinued operations in our condensed consolidated financial statements and all prior periods presented have been adjusted to reflect the assets and liabilities held for sale and discontinued operations. The balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at that date but does not include all information required by U.S. GAAP for annual consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates include, but are not limited to, determining the nature and timing of satisfaction of performance obligations, useful life of our security appliances that are dependent on intelligence and assessing the material rights associated with it, determining the standalone selling price of performance obligations, subscriptions and services, commissions expense including the period of benefit of customer acquisition cost, bonus expense, future taxable income, contract manufacturer liabilities, litigation and settlement costs and other loss contingencies, fair value of our equity awards, achievement of targets for performance stock units, fair value of the liability and equity components of the Convertible Senior Notes (as defined in Note 10), results of operations of the Company’s discontinued operations, and the purchase price allocation of acquired businesses. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from current or revised future estimates.
Summary of Significant Accounting Policies
Our accounting policies are set forth in Note 1 to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020. We include herein certain updates to those policies.

Discontinued Operations

We consider assets to be held for sale when management commits to a formal plan to actively market the assets for sale at a price reasonable in relation to fair value, it is unlikely that significant changes will be made to the plan, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated and the sale of the assets is expected to be completed within one year. Upon designation as held for sale, we record the carrying value of the assets at the lower of the then current carrying value or estimated fair value, less costs to sell. Following recording as such, assets held for sale are not depreciated or amortized thereafter.

If the disposal of the component of an entity (or group of components) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, it meets the criteria for discontinued operations. The results of discontinued operations, as well as any gain or loss on the disposal transaction, are presented separately, net of tax, from the results of continuing operations for all periods presented. The revenue and expenses included in the results of discontinued operations are the revenue and direct operating expenses incurred by the discontinued component that may be reasonably segregated from the revenue and costs of the ongoing operations of the Company. The assets and liabilities have been accounted for as assets and liabilities held for sale in our condensed consolidated balance sheets. The operating results have been included in discontinued operations in our condensed consolidated financial statements. Assets and liabilities held for sale are classified as current as of September 30, 2021 as it is probable that the sale will occur and proceeds will be collected within one year. The condensed consolidated statement of cash flows presents combined cash flows from continuing operations with cash flows from discontinued operations within each cash flow statement category. The prior periods have been adjusted to reflect the assets and liabilities held for sale and discontinued operations.

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

Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06): This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Convertible Senior Notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. We are adopting the standard on January 1, 2022 and are currently evaluating the method of adoption and overall impact of this standard on our consolidated financial statements.
2. Discontinued Operations

On May 29, 2021, we entered into the Purchase Agreement, pursuant to which we agreed to sell the FireEye Products business to a consortium led by STG in exchange for total cash consideration of $1.2 billion, subject to certain purchase price adjustments, and assumption of certain assets and liabilities of the FireEye Products business as specified in the Purchase Agreement. On October 8, 2021, we entered into an amendment to the Purchase Agreement, pursuant to which we increased certain assets and liabilities held for sale. The increases have been reflected in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. As a result, the FireEye Products business was classified as discontinued operations in our condensed consolidated statements of operations and excluded from continuing operations for all periods presented. The assets and liabilities have been accounted for as assets and liabilities held for sale in our condensed consolidated balance sheets. The transaction closed on October 8, 2021.

The following table summarizes the assets and liabilities held for sale relating to our discontinued operations (dollars in thousands):

	September 30, 2021	December 31, 2020
MAJOR CLASSES OF ASSETS
Current:
Cash and cash equivalents	$11,775	$11,775
Accounts receivable, net of allowance for doubtful accounts of $905 and $1,334 at September 30, 2021 and December 31, 2020, respectively	88,609	83,012
Inventories	7,565	4,023
Prepaid expenses and other current assets	60,700	63,699
Property and equipment, net	31,285	—
Goodwill	313,873	—
Intangible assets, net	4,292	—
Deposits and other long-term assets	51,974	—
Operating lease right-of-use assets, net	3,413	—
Total current assets held for sale	573,486	162,509
Non-current:
Property and equipment, net	—	15,434
Goodwill	—	313,924
Intangible assets, net	—	5,512
Deposits and other long-term assets	—	56,580
Operating lease right-of-use assets, net	—	1,524
Total assets classified as held for sale	$573,486	$555,483

MAJOR CLASSES OF LIABILITIES
Current:
Accounts payable	$9,105	$1,080
Accrued and other current liabilities	7,980	3,510
Deferred revenue, current	640,049	387,353
Operating lease liabilities	3,031	1,468
Accrued compensation	25,907	23,880
Total current liabilities held for sale	686,072	417,291
Non-current:
Deferred revenue, non-current	—	284,851
Operating lease liabilities	—	400
Total liabilities classified as held for sale	$686,072	$702,542

Commitments and contingencies
Contract manufacturer commitments	$10,034	$5,996

The following table summarizes the results of the discontinued operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
MAJOR LINE ITEMS CONSTITUTING NET INCOME
Revenue from discontinued operations	$132,842	$138,408	$398,546	$403,646
Cost of revenue	28,126	29,654	83,928	89,854
Research and development	31,358	27,470	87,444	92,450
Sales and marketing	35,114	37,648	109,644	113,714
General and administrative	4,631	—	12,757	—
Restructuring charges	—	666	—	5,423
Net income from discontinued operations before income taxes	$33,613	$42,970	$104,773	$102,205
Provision for income taxes	588	476	1,494	1,489
Net income from discontinued operations, net of income taxes	$33,025	$42,494	$103,279	$100,716

At the closing of the sale of the FireEye Products business on October 8, 2021, we entered into a Transition Services Agreement (“TSA”) and a Reseller and Market Cooperation Agreement (“RSA”) with Magenta Buyer LLC ("McAfee Enterprise"), which is backed by a consortium led by STG. The TSA is designed to ensure and facilitate an orderly transfer of business operations. The services provided by us under the TSA will run up to 18 months following the closing, subject to the ability of McAfee Enterprise to earlier terminate any such services. The RSA is designed to enable the parties and their respective subsidiaries to continue using certain product and service offerings in the operation of their businesses. Under the RSA, each party will grant the other a non-exclusive appointment and license as both a seller and a reseller to promote, sell and distribute the product and service offerings directly or indirectly through the other party’s authorized resale and distribution channel on a standalone basis or as part of a bundled service at agreed-upon rates for 36 months following the separation. The agreed-upon fees for the product and service offerings are generally intended to (i) allow the providing party to recover all costs and expenses of providing such product and service offerings plus a mark-up over those costs and expenses or (ii) compensate the providing party for providing such product and service offerings through an agreed-upon fixed fee arrangement. No revenues or expenses have been incurred for the TSA or RSA for the three and nine months ended September 30, 2021, as the TSA and RSA were not in effect during these periods.

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
The following table presents our assets measured at fair value on a recurring basis using the above input categories (in thousands):

	As of September 30, 2021				As of December 31, 2020
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$143,233	$—	$—	$143,233	$32,954	$—	$—	$32,954
Total cash equivalents	143,233	—	—	143,233	32,954	—	—	32,954
Short-term investments:
Certificates of deposit	—	6,355	—	6,355	—	2,752	—	2,752
Commercial paper	—	—	—	—	—	19,994	—	19,994
Corporate notes and bonds	—	569,090	—	569,090	—	437,652	—	437,652
U.S. Treasuries	—	75,364	—	75,364	—	74,934	—	74,934
U.S. Government agencies	—	194,828	—	194,828	—	89,492	—	89,492
Total short-term investments	—	845,637	—	845,637	—	624,824	—	624,824
Total assets measured at fair value	$143,233	$845,637	$—	$988,870	$32,954	$624,824	$—	$657,778
Additionally, we have a restructuring liability related to certain real estate facilities which was calculated based on the present value of future non-lease payments, discounted at a rate commensurate with our current cost of financing as well as external ratings. This non-recurring fair value measurement is considered to be a Level 3 measurement due to the use of significant unobservable inputs. See Note 7, "Restructuring Charges," for a reconciliation of this liability.
We measure certain assets, including goodwill, intangible assets and our equity-method investment in a privately held company at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. In light of the COVID-19 pandemic, we performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of September 30, 2021.
The estimated fair value of the Convertible Senior Notes was determined to be $1.0 billion as of September 30, 2021 and December 31, 2020. The fair value was determined based on the closing trading prices per $1,000 principal amount of the respective Convertible Senior Notes as of the last day of trading for the period. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

4. Investments
Our investments consisted of the following (in thousands):

	As of September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$6,326	$36	$(7)	$6,355
Corporate notes and bonds	567,840	1,469	(219)	569,090
U.S. Treasuries	75,384	2	(22)	75,364
U.S. Government agencies	194,924	5	(101)	194,828
Total	$844,474	$1,512	$(349)	$845,637

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$2,679	$73	$—	$2,752
Commercial paper	19,994	—	—	19,994
Corporate notes and bonds	433,445	4,248	(41)	437,652
U.S. Treasuries	74,914	26	(6)	74,934
U.S. Government agencies	89,451	54	(13)	89,492
Total	$620,483	$4,401	$(60)	$624,824
The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2021
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$2,936	$(7)	$—	$—	$2,936	$(7)
Corporate notes and bonds	263,919	(219)	—	—	263,919	(219)
U.S. Treasuries	42,620	(22)	—	—	42,620	(22)
U.S. Government agencies	170,720	(101)	—	—	170,720	(101)
Total	$480,195	$(349)	$—	$—	$480,195	$(349)

	As of December 31, 2020
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$4,997	$—	$—	$—	$4,997	$—
Corporate notes and bonds	92,855	(41)	870	—	93,725	(41)
U.S. Treasuries	42,799	(6)	—	—	42,799	(6)
U.S. Government agencies	37,488	(13)	1,700	—	39,188	(13)
Total	$178,139	$(60)	$2,570	$—	$180,709	$(60)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis.
The following table summarizes the contractual maturities of our investments as of September 30, 2021 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$425,939	$426,811
Due within one to three years	418,535	418,826
Total	$844,474	$845,637
All available-for-sale securities have been classified as current, based on management's ability to use the funds in current operations.
As of December 31, 2020 and September 30, 2021, we held an 11.0% ownership interest in a privately held company, which is accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the privately held company. The investment was fully written off as of March 31, 2021 and no gains or losses were recorded during the nine months ended September 30, 2021. We were informed that substantially all of the assets of the privately held company were sold during the three months ended March 31, 2021 and that the privately held company is expected to be dissolved after the first anniversary of the asset sale. None of the proceeds of the sale were paid to us or other shareholders of the privately held company in respect of their stock holdings.

5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Computer equipment and software	$79,879	$139,147
Leasehold improvements	58,636	56,401
Furniture and fixtures	14,282	12,955
Machinery and equipment	16	160
Total property and equipment	152,813	208,663
Less: accumulated depreciation and amortization	(92,041)	(144,327)
Total property and equipment, net	$60,772	$64,336
Depreciation and amortization expense related to property and equipment during the three months ended September 30, 2021 and 2020 was $5.3 million and $6.0 million, respectively. Depreciation and amortization expense related to property and equipment during the nine months ended September 30, 2021 and 2020 was $21.7 million and $17.1 million, respectively.
During the three months ended September 30, 2021 and 2020, we capitalized $4.2 million and $2.2 million, respectively, of software development costs primarily related to our platform and cloud subscription offerings. Amortization expense related to capitalized software development costs during the three months ended September 30, 2021 and 2020 was $2.7 million and $2.8 million, respectively. During the nine months ended September 30, 2021 and 2020, we capitalized $13.0 million and $10.0 million, respectively, of software development costs primarily related to our platform and cloud subscription offerings. Amortization expense related to capitalized software development costs during the nine months ended September 30, 2021 and 2020 were $8.7 million and $7.5 million, respectively.

Refer to Note 7, "Restructuring Charges,'" regarding facilities-related write-offs.

6. Business Combinations
Acquisition of Cloudvisory
In January 2020, we acquired Cloudvisory, a provider of cloud visibility and control solutions. As consideration for the acquisition, we paid approximately $13.2 million in cash and assumed $0.3 million in net tangible liabilities.
The acquisition of Cloudvisory was accounted for in accordance with the acquisition method of accounting for business combinations with Mandiant as the accounting acquirer. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price of $13.2 million was allocated using the information available to us. The results of operations of Cloudvisory have been included in our condensed consolidated statements of operations from the acquisition date. Transaction costs were immaterial and expensed as incurred. Pro forma financial information has not been presented for this acquisition as the impact to our condensed consolidated financial statements was not material. Allocation of the purchase price is as follows (in thousands):

Amount
Net tangible liabilities assumed	$(288)
Intangible assets	5,650
Goodwill	7,846
Total purchase price allocation	$13,208
The purchase price exceeded the fair value of the net tangible liabilities assumed and identifiable intangible assets acquired, resulting in the recognition of goodwill. Goodwill is primarily attributable to expected synergies in our subscription offerings and cross-selling opportunities. The goodwill generated as a result of the Cloudvisory acquisition is deductible for tax purposes.
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
The intangible assets acquired and net tangible liability assumed in this acquisition are reported as held for sale in the condensed consolidated balance sheets. Goodwill generated by the Cloudvisory acquisition amounted to $1.8 million and was allocated to the FireEye Products business based on relative fair value and is reported as held for sale.

Acquisition of Respond Software
In November 2020, we acquired all outstanding shares of privately held Respond Software, a cybersecurity investigation automation company. The acquisition of Respond Software, a leader in automation of extended detection and response (XDR), is intended to add significant capabilities to our Mandiant Advantage platform by automating threat detection and reducing the amount of analyst time necessary to investigate threats due to the reduction in false positives as well as to accelerate Respond Software's learning models with our unique expertise and threat intelligence. In connection with this acquisition, we paid cash consideration of $116.1 million and issued 4,931,862 shares of our common stock, 694,768 of these shares were subject to vesting conditions as of December 31, 2020, of which 257,852 were canceled during the three months ended March 31, 2021 and 436,916 shares remained subject to vesting conditions as of September 30, 2021. The estimated fair value of the common stock issued and not subject to vesting conditions was $60.3 million. We also assumed unvested stock options, which are now exercisable for our common stock, of which $1.2 million of the fair value has been accounted for as consideration for assumed awards pertaining to pre-combination service prior to acquisition. Based on the above, total purchase consideration for Respond Software was $177.6 million.
The acquisition of Respond Software was accounted for in accordance with the acquisition method of accounting for business combinations with Mandiant as the accounting acquirer. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price of $177.6 million was allocated using the information available to us. As a result, we may continue to adjust the preliminary purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revisions of preliminary estimates. The results of operations of Respond Software have been included in our condensed consolidated statements of operations from the acquisition date, and revenue and net income from Respond Software were not material for the year ended December 31, 2020. Transaction costs were immaterial and expensed as incurred. Pro forma financial information has not been presented for this acquisition as the impact to our condensed consolidated financial statements was not material. Allocation of the preliminary purchase price is as follows (in thousands):

Amount
Net tangible liabilities assumed	$(4,551)
Intangible assets	31,880
Deferred tax liability	(949)
Goodwill	151,217
Total purchase price allocation	$177,597
The preliminary purchase price exceeded the fair value of the net tangible liabilities assumed and identifiable intangible assets acquired, resulting in the recognition of goodwill. Goodwill is primarily attributable to expected synergies in our subscription offerings and cross-selling opportunities. The goodwill is not expected to be deductible for U.S. income tax purposes.
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
A portion of the goodwill generated by the Respond Software acquisition was allocated to the FireEye Products business based on relative fair value and is reported as held for sale. The amount of Respond Software goodwill reported as held for sale is $34.8 million as of September 30, 2021.
Acquisition of Intrigue
On August 4, 2021, we acquired Intrigue, a privately-held company, for cash consideration of approximately $12.3 million. Intrigue's attack surface management technology will be integrated into the Mandiant Advantage platform, enabling organizations to discover, monitor and manage risk across their entire attack surface.
The acquisition of Intrigue was accounted for in accordance with the acquisition method of accounting for business combinations with Mandiant as the accounting acquirer. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price of $12.3 million was allocated using the information available to us. The results of operations of Intrigue have been included in our condensed consolidated statements of operations from the acquisition date, though revenue and net income from Intrigue were not material for the three and nine months ended September 30, 2021. Transaction costs were immaterial and expensed as incurred. Pro forma financial information has not been presented for this acquisition as the impact to our condensed consolidated financial statements was not material. Preliminary allocation of the purchase price is as follows (in thousands):

Amount
Net tangible assets acquired	$143
Intangible assets	3,400
Deferred tax liability	(513)
Goodwill	9,230
Total preliminary purchase price allocation	$12,260
The purchase price exceeded the fair value of the net tangible liabilities assumed and identifiable intangible assets acquired, resulting in the recognition of goodwill. Goodwill is primarily attributable to expected synergies in our subscription offerings and cross-selling opportunities. The goodwill generated as a result of the Intrigue acquisition is not deductible for tax purposes.
Intangible assets consist primarily of developed technology. Intangible assets attributable to developed technology include a combination of patented and unpatented technology, trade secrets, computer software and research processes that represent the foundation for the existing and planned new products to facilitate the generation of new content.

The estimated useful life and fair values of the identifiable intangible assets are as follows (in thousands):

	Estimated Useful Life (in years)	Amount
Developed technology	3	$3,400
Total identifiable intangible assets		$3,400
The value of developed technology was estimated using the excess earnings method, an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect the fact that certain other assets contribute to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the acquired technology, which were discounted at a rate of 40% to determine the fair value.
The discount rate was determined by accounting for the risk associated with the asset, including required technology development necessary to support respective projections, the uncertainty of market success and the risk inherent with projected financial results. The estimated useful life was determined by evaluating the expected economic and useful lives of the asset and of similar intangible assets from previous business combinations and adjusting accordingly for circumstances that may be unique to Intrigue.
Goodwill and Purchased Intangible Assets
Goodwill and purchased intangible assets held for sale pursuant to our agreement to sell the FireEye Products business to a consortium led by STG were included in assets held for sale in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, and accordingly, are excluded from the amounts shown in the tables below.
An initial amount of $9.2 million was recorded to goodwill as a result of the Intrigue acquisition. Goodwill decreased by a net of $0.2 million due to tax adjustments to the goodwill balance of Respond Software for the nine months ended September 30, 2021. There were no other changes to the carrying amount of goodwill.
Purchased intangible assets consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Developed technology	$150,893	$147,493
Content	158,700	158,700
Customer relationships	112,360	112,360
Contract backlog	13,200	13,200
Trade names	17,720	17,720
Non-competition agreements	1,100	1,100
Total intangible assets	453,973	450,573
Less: accumulated amortization	(363,258)	(330,018)
Total net intangible assets	$90,715	$120,555
Amortization expense of intangible assets during the three months ended September 30, 2021 and 2020 was $11.1 million and $10.0 million, respectively. Amortization expense of intangible assets during the nine months ended September 30, 2021 and 2020 was $33.2 million and $30.4 million, respectively.
The expected future annual amortization expense of intangible assets as of September 30, 2021 is presented below (in thousands):

Years Ending December 31,	Amount
2021 (remaining three months)	$11,204
2022	34,439
2023	29,421
2024	10,566
2025	5,085
Total	$90,715

7. Restructuring Charges
The following table sets forth the restructuring balance as of September 30, 2021 related to previous restructuring activities and a summary of restructuring activities during the nine months ended September 30, 2021 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2020	$570	$478	$1,048
Provision for restructuring charges	1,898	—	1,898
Cash payments	(2,168)	(360)	(2,528)
Other adjustments	(249)	11	(238)
Balance, September 30, 2021	$51	$129	$180
The remainder of the restructuring balance of $0.2 million at September 30, 2021 is composed of $0.1 million of non-cancelable non-lease costs which we expect to pay over the terms of the related obligations through the first quarter of 2022 and $0.1 million of severance costs.

8. Leases
We have operating leases primarily for corporate offices. Our leases have remaining lease terms of one to eleven years, some of which include options to extend the leases for up to five years, and some of which include options to terminate within one year.
Operating leases held for sale related to our discontinued operations were included in assets and liabilities held for sale in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, and accordingly, are excluded from the amounts shown in the tables below.
The components of lease expenses were as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating lease costs	$3,256	$10,039
Short-term lease costs	493	1,175
Sublease income	(148)	(592)
Total net lease costs	$3,601	$10,622
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

As of September 30, 2021
Operating leases:
Operating lease right-of-use assets, net	$35,550

Operating lease liabilities, current	$13,567
Operating lease liabilities, non-current	54,571
Total operating lease liabilities	$68,138

Weighted average remaining lease term (in years)	6.9
Weighted average discount rate	6.0%
Supplemental cash flow and other information related to leases is as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,951	$13,278

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$—	$11,683

Cash flows of operating lease liabilities are as follows (in thousands):

Years Ending December 31,	Amount
2021 (remaining three months)	$2,894
2022	14,600
2023	12,914
2024	11,409
2025	10,626
2026	10,595
2027 and thereafter	20,250
Total lease payments	83,288
Less: imputed interest	(15,150)
Total lease obligations	68,138
Less: current lease obligations	(13,567)
Long-term lease obligations	$54,571
As of September 30, 2021, we did not have any additional operating lease commitments for office leases that have not yet commenced.

9. Deferred Revenue
Deferred revenue held for sale related to our discontinued operations was included in liabilities held for sale in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, and accordingly, is excluded from the amounts shown in the tables below.
Deferred revenue consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Platform, cloud subscription and managed services, current	$136,273	$126,086
Professional services, current	111,867	100,270
Total deferred revenue, current	248,140	226,356
Platform, cloud subscription and managed services, non-current	65,275	56,691
Professional services, non-current	1,261	1,206
Total deferred revenue, non-current	66,536	57,897
Total deferred revenue	$314,676	$284,253
Changes in the balance of deferred revenue for the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Deferred revenue, beginning of period	$297,326	$244,084	$284,253	$273,241
Billings for the period	139,320	99,591	380,991	259,818
Revenue recognized	(121,970)	(100,052)	(350,568)	(289,436)
Deferred revenue, end of period	$314,676	$243,623	$314,676	$243,623
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations for continuing operations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods ("backlog"). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $314.7 million in deferred revenue and $11.1 million in backlog.

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
We expect to recognize these remaining performance obligations as follows (in percentages):

	Total	Less than 1 year	1-2 years	2-3 years	More than 3 years
Deferred revenue	100%	79%	14%	6%	1%
Backlog	100%	48%	30%	20%	2%

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
As of September 30, 2021, none of the conditions permitting holders to convert their 2024 Notes had been satisfied and no shares of our common stock had been issued in connection with any conversions of the 2024 Notes. Based on the closing price of our common stock of $17.80 per share on September 30, 2021, the conversion value of the 2024 Notes was less than the principal amount of the 2024 Notes outstanding on a per 2024 Note basis.
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
The liability and equity components of the 2024 Notes consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
	2024 Notes	2024 Notes
Liability component:
Principal	$600,000	$600,000
Less: 2024 Notes discounts and issuance costs, net of amortization	(73,703)	(92,750)
Net carrying amount	$526,297	$507,250

Equity component, net of issuance costs	$138,064	$138,064
The unamortized issuance costs as of September 30, 2021 will be amortized over a weighted-average remaining period of approximately 2.7 years.
Interest expense related to the 2024 Notes consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	2024 Notes	2024 Notes	2024 Notes	2024 Notes
Coupon interest	$1,313	$1,313	$3,938	$3,938
Amortization of 2024 Notes discounts and issuance costs	6,427	6,119	19,047	18,133
Total interest expense recognized	$7,740	$7,432	$22,985	$22,071

Effective interest rate on the liability component	6.0%	6.0%	6.0%	6.1%
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
As of September 30, 2021, $23.4 million aggregate principal amount of the Series A Notes remained outstanding.
The liability and equity components of the remaining portion of 2035 Notes consisted of the following (in thousands):

	As of September 30, 2021		As of December 31, 2020
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$23,436	$460,000	$23,436	$460,000
Less: 2035 Notes discount and issuance costs, net of amortization	—	(14,268)	—	(29,790)
Net carrying amount	$23,436	$445,732	$23,436	$430,210

Equity component, net of issuance costs	$15,559	$117,834	$15,559	$117,834
The unamortized discounts and issuance costs as of September 30, 2021 will be amortized over a weighted-average remaining period of approximately 0.7 years.
Interest expense for the three and nine months ended September 30, 2021 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$59	$1,869	$176	$5,606
Amortization of 2035 Notes discount and issuance costs	—	5,235	—	15,523
Total interest expense recognized	$59	$7,104	$176	$21,129

Effective interest rate on the liability component	1.0%	6.5%	1.0%	6.5%

Interest expense for the three and nine months ended September 30, 2020 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$59	$1,869	$577	$5,606
Amortization of 2035 Notes discount and issuance costs	—	4,994	2,540	14,806
Total interest expense recognized	$59	$6,863	$3,117	$20,412

Effective interest rate on the liability component	1.0%	6.5%	3.5%	6.6%
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

11. Commitments and Contingencies
Letters of Credit
We were party to letters of credit totaling $3.4 million and $3.9 million as of September 30, 2021 and December 31, 2020, respectively, issued primarily in support of operating leases for our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Purchase Obligations
As of September 30, 2021, we had approximately $26.1 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In situations where we have received delivery of the goods or services as of September 30, 2021 under purchase orders outstanding as of the same date, such amounts are reflected in the condensed consolidated balance sheet as accounts payable or accrued liabilities and are excluded from the $26.1 million.
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
On November 3, 2021, an alleged shareholder filed an action against the Company and its board of directors, alleging a violation of Delaware General Corporation Law Sec. 271 and breaches of fiduciary duty in connection with sale of the FireEye Products business. The lawsuit seeks a declaratory judgment, a shareholder vote, and attorneys’ fees, as well as other relief. The action was filed in the Court of Chancery of the State of Delaware under the caption Altieri v. Mandiant, Inc., et al., No. 2021-0946. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through September 30, 2021, there have been no claims under any indemnification provisions.
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

The Holder has the right, at its option, to convert its Series A Preferred Stock, in whole or in part, into fully paid and non-assessable shares of our common stock at a conversion price equal to $17.25 per share subject to certain customary adjustments in the event of certain adjustments to our common stock. The conversion price was equal to $17.25 per share as of September 30, 2021. After the third anniversary of December 11, 2020, subject to certain conditions, we may, at our option, require conversion of all of the outstanding shares of Series A Preferred Stock to Common Stock if, for at least 20 trading days during the 30 consecutive trading days immediately preceding the date we notify the Holders of the election to convert, the closing price of our common stock is at least 175% of the conversion price.

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

We have applied the guidance in ASC 480‑10‑S99‑3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and have therefore classified the Series A Preferred Stock as mezzanine equity. The Series A Preferred Stock was recorded outside of stockholders’ deficit because it is probable that the shares will be redeemed at the option of the Holders and that redemption option is not solely within the Company's control. Upon issuance, we elected to record the Series A Preferred Stock at redemption value. As such, we recognized $0.1 million and $4.7 million of accretion as of September 30, 2021 and December 31, 2020, respectively.

We accrued $13.7 million of dividends on the Series A Preferred Stock during the nine months ended September 30, 2021. The cumulative dividend accrued on the Series A Preferred Stock as of September 30, 2021 was $14.7 million. Accrued dividends are recorded against additional paid-in capital due to the Company being in an accumulated deficit position.

13. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share, of which 400,000 shares of Series A Preferred Stock were issued and outstanding as of September 30, 2021 and December 31, 2020.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of September 30, 2021 and December 31, 2020. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.
We had reserved shares of common stock for issuance as follows (in thousands):

	As of September 30, 2021	As of December 31, 2020
Reserved under stock award plans	41,923	38,745
Convertible senior notes	33,856	33,856
Convertible preferred stock	24,043	23,249
Employee Stock Purchase Plan (ESPP)	4,684	3,425
Total	104,506	99,275

14. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Approximately 13.8 million shares and 14.9 million shares of our common stock were reserved for future grants as of September 30, 2021 and December 31, 2020, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of approximately 4.7 million shares and 3.4 million shares of common stock were available for future issuance as of September 30, 2021 and December 31, 2020, respectively, under our ESPP.
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

Stock Option Activity
A summary of the activity, for continuing and discontinued operations, for our stock option changes during the reporting period and a summary of information related to options outstanding and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2020	3,485	$8.33	5.3	$60,679
Exercised	(913)	4.76		13,972
Cancelled	(99)	29.39
Balance — September 30, 2021	2,473	8.81	5.0	31,100
Options exercisable — September 30, 2021	1,642	$12.05	3.6	$18,311
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

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2020	20,400	$15.35	1.4	$470,424
Granted	16,045	20.62
Vested	(8,135)	15.71
Cancelled	(2,616)	17.23
Unvested balance — September 30, 2021	25,694	18.39	1.6	457,355
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — September 30, 2021	2,748	$18.69	1.6	$48,907
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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP for the offering periods beginning in May 2020:

	Three and Nine Months Ended September 30, 2021	Three and Nine Months Ended September 30, 2020
Fair value of common stock	$22.33	$13.06
Risk-free interest rate	0.04%	0.17% - 0.18%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Volatility	55% - 62%	52% - 68%
Sounds	—%	—%
Stock-based compensation expense related to stock options, ESPP and restricted stock unit awards, relating to continuing operations, is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of platform, cloud subscription and managed services revenue	$3,451	$2,667	$9,752	$7,532
Cost of professional services revenue	6,253	4,722	17,574	12,470
Research and development	9,644	6,232	27,387	16,598
Sales and marketing	10,176	9,706	31,605	26,749
General and administrative	9,598	5,952	24,948	18,439
Total	$39,122	$29,279	$111,266	$81,788
As of September 30, 2021, total compensation cost related to stock-based awards not yet recognized was $419.0 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.7 years.

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
We recognized a provision for income taxes of $0.5 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively. We recognized a provision for income taxes of $2.4 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively. The provision for income taxes was primarily comprised of income taxes in foreign jurisdictions and withholding taxes, offset by tax benefits from business combinations.
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

16. Net Loss per Share
Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and options. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for continuing operations for the three and nine months ended September 30, 2021 and 2020, all potentially issuable common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Loss from continuing operations	$(101,247)	$(81,613)	$(286,843)	$(269,416)
Net income from discontinued operations	33,025	42,494	103,279	100,716
Net loss	(68,222)	(39,119)	(183,564)	(168,700)
Dividend on series A convertible preferred stock	(4,613)	—	(13,688)	—
Accretion of series A convertible preferred stock	—	—	(82)	—
Net loss attributable to common stockholders	(72,835)	(39,119)	(197,334)	(168,700)
Denominator:
Weighted average number of shares outstanding—basic and diluted	237,168	224,807	236,404	221,329
Net loss per share attributable to common stockholders, basic and diluted:
Continuing operations	$(0.45)	$(0.36)	$(1.27)	$(1.22)
Discontinued operations	0.14	0.19	0.44	0.46
Total net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.17)	$(0.83)	$(0.76)

The following outstanding options, unvested shares and units, ESPP shares, shares issuable upon the conversion of the Convertible Senior Notes, convertible preferred stock and shares contingently issuable were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of September 30,
	2021	2020
Options to purchase common stock	2,473	2,999
Unvested restricted stock awards and units	25,694	21,633
Convertible preferred stock	24,043	—
Convertible senior notes	33,856	33,856
ESPP shares	530	744

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
As discussed in Note 2, the results of product and related subscription and support revenue during the three and nine months ended September 30, 2021 have been included in discontinued operations due to the Purchase Agreement entered into with a consortium led by STG and closing of the sale.
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	U.S.		EMEA		APAC		Other
Platform, cloud subscription and managed services	$40,844	$35,482	$9,040	$5,749	$7,245	$5,548	$3,120	$1,834
Professional services	42,864	36,027	7,737	6,251	4,865	4,286	6,255	4,875
Total revenue	$83,708	$71,509	$16,777	$12,000	$12,110	$9,834	$9,375	$6,709

	Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	U.S.		EMEA		APAC		Other
Platform, cloud subscription and managed services	$112,687	$103,394	$26,056	$17,256	$21,043	$15,423	$8,398	$5,893
Professional services	126,291	102,183	24,155	19,580	13,989	11,376	17,949	14,331
Total revenue	$238,978	$205,577	$50,211	$36,836	$35,032	$26,799	$26,347	$20,224

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
The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Platform, cloud subscription and managed services	$60,249	$48,613	$168,184	$141,966
Professional services	61,721	51,439	182,384	147,470
Total revenue	$121,970	$100,052	$350,568	$289,436

Long lived assets by geography
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of September 30, 2021	As of December 31, 2020
Property and equipment, net:
United States	$57,382	$59,998
International	3,390	4,338
Total property and equipment, net	$60,772	$64,336
For the three and nine months ended September 30, 2021, and for the three months ended September 30, 2020, one reseller represented 10% of our total revenue. For the nine months ended September 30, 2020, no customer represented 10% or greater of our total revenue.
As of September 30, 2021 and December 31, 2020, no customer represented 10% or greater of our net accounts receivable balance.

19. Subsequent Events
On October 8, 2021, we completed the previously announced sale of the FireEye Products business to a consortium led by STG in exchange for total cash consideration of $1.2 billion, subject to certain purchase price adjustments, and assumption of certain liabilities of the FireEye Products business as specified in the Purchase Agreement, as amended by an Amendment to the Asset Purchase Agreement entered into on October 8, 2021. The FireEye Products business was classified as discontinued operations in our condensed consolidated statements of operations and excluded from continuing operations. The assets and liabilities have been accounted for as assets and liabilities held for sale in our condensed consolidated balance sheets. See Note 2, "Discontinued Operations," for additional information.

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
•our ability to innovate new offerings and bring them to market in a timely manner;
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
•our expectations, beliefs, plans, intentions and strategies related to our acquisitions of Respond Software, Inc. (“Respond Software”) and Intrigue Corp. ("Intrigue");
•our expectations, beliefs, plans, intentions and strategies related to our divestiture of the FireEye Products business to a consortium led by Symphony Technology Group (“STG”) including our expectations related to the transition services agreement and the impact of the divestiture on our remaining business;
•costs and any benefits of our divestiture of the FireEye Products business; and
•the effects of seasonal trends on our results of operations.

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
Investors and others should note that we announce material financial information to our investors using our investor relations Web site (http://investors.mandiant.com/), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information.

Overview
We provide a broad portfolio of cybersecurity solutions and services that allow organizations to prepare for, prevent, respond to, investigate and remediate cyber attacks. Our portfolio includes Mandiant Solutions, which include threat intelligence, security validation, and automated alert investigation integrated in the Mandiant Advantage platform, managed services and professional services.

On May 29, 2021, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we agreed to sell the FireEye Products business to a consortium led by STG in exchange for total cash consideration of $1.2 billion and assumption of certain liabilities of the FireEye Products business as specified in the Purchase Agreement. As a result, the FireEye Products business was classified as discontinued operations in our condensed consolidated financial statements and excluded from continuing operations and the related assets and liabilities were classified as held for sale. The transaction closed on October 8, 2021.
In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a global pandemic. The pandemic has impacted, and could further impact, our operations and the operations of our customers as a result of quarantines, various local, state and federal government public health orders, facility and business closures, supply chain shortages, vaccination mandates, and travel and logistics restrictions. While we instituted a global work-from-home policy and restricted employee travel to essential, business-critical trips toward the end of the first quarter of 2020, we were able to maintain strong customer relationships and deliver our technology-enabled managed and professional services to customers without interruption. As a result, we did not incur significant disruptions to our operations during the three and nine months ended September 30, 2021.
On September 9, 2021, President Biden directed the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (the “ETS”) requiring that all employers with at least 100 employees ensure that their U.S. employees are fully vaccinated for COVID-19 by January 4, 2022 or obtain a negative COVID-19 test at least once a week. The ETS was issued on November 4, 2021. As a company with more than 100 U.S. employees, we would be required to mandate COVID-19 vaccination of our U.S. workforce or require our unvaccinated U.S. employees to be tested on a weekly basis. Although this ETS takes effect immediately, it also serves as a proposal under Section 6(b) of the Occupational Safety and Health Act for a final standard. It remains unclear, among other things, if the final OSHA standard will apply to all U.S. employees or only to U.S. employees who work in an office, and how compliance will be documented. President Biden also issued an Executive Order requiring certain COVID-19 precautions for U.S. government contractors and their subcontractors, which would include us, including mandatory employee vaccination (subject to medical and religious exemptions) (the “Executive Order”). We are evaluating the ETS and taking steps to comply with the Executive Order. Our preparation and implementation of these requirements could be difficult, costly, and potentially result in employee attrition, including attrition of key employees, disruptions in workforce performance, and difficulty securing future labor needs, any of which could have a material adverse effect on our business, financial condition, and results of operations.
We anticipate governments and businesses may take additional actions or extend existing actions to respond to the risks of the COVID-19 pandemic. We continue to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. Although we are unable to predict the impact of the COVID-19 pandemic on our business, results of operations, liquidity or capital resources at this time, we expect we may be negatively affected if the pandemic and related public health measures result in disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, delays in payment, or other ramifications from the COVID-19 pandemic. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Our Business Model
We generate revenue from Mandiant Solutions. Pursuant to our agreement to sell the FireEye Products business to a consortium led by STG, the revenue from FireEye Products has been included within discontinued operations in our condensed consolidated financial statements for all periods presented. We disaggregate our revenue from Mandiant Solutions into two main categories: (i) platform, cloud subscription and managed services and (ii) professional services. For the three months ended September 30, 2021 and 2020, platform, cloud subscription and managed services revenue as a percentage of total revenue was 49% and 49%, respectively. For the nine months ended September 30, 2021 and 2020, platform, cloud subscription and managed services revenue as a percentage of total revenue was 48% and 49%, respectively. Revenue from professional services was 51% and 51% for the three months ended September 30, 2021 and 2020, respectively, and 52% and 51% for the nine months ended September 30, 2021 and 2020, respectively.

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

While our threat intelligence and automated defense modules are only available through the cloud, a portion of our revenue in the platform, cloud subscription and managed services category is derived from term licenses of our security validation platform, and revenue from these sales is recognized when the license key is issued to the customer. Revenue from the sale of our on-premise security validation term licenses continues to decline as we encourage our new and existing customers to migrate their solution to the cloud-based Mandiant Advantage platform for greater flexibility and integration with our threat intelligence and automated defense modules. An increasing number of new security validation customers are purchasing subscriptions for the cloud-based Mandiant Advantage security validation module, and we expect an increasing number of security validation customers to renew on the cloud-based Mandiant Advantage module. Deferred revenue from platform, cloud and managed services as of September 30, 2021 and December 31, 2020 was $201.5 million and $182.8 million, respectively.

Professional services
In addition to our platform, cloud subscription and managed services, we offer professional services, including incident response and other strategic security consulting services, to our customers who have experienced a cybersecurity breach or desire assistance assessing and increasing the resilience of their IT environments to cyber attack. The majority our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from professional services is recognized as services are delivered. Revenue from our expertise-on-demand subscription and some pre-paid professional services is deferred, and revenue is recognized when services are delivered. Deferred revenue from professional services as of September 30, 2021 and December 31, 2020 was $113.1 million and $101.5 million, respectively.
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

	Three Months Ended or as of		Nine Months Ended or as of
	September 30,		September 30,
	2021	2020	2021	2020
Platform, cloud subscription and managed services revenue	$60,249	$48,613	$168,184	$141,966
Professional services revenue	61,721	51,439	182,384	147,470
Total revenue	$121,970	$100,052	$350,568	$289,436
Year-over-year percentage increase	22%	18%	21%	22%
Gross margin percentage	47%	43%	46%	43%
Deferred revenue, (current and non-current)	$314,676	$243,623	$314,676	$243,623
Annualized recurring revenue	$264,115	$208,929	$264,115	$208,929
Billings (non-GAAP)	$139,320	$99,591	$380,991	$259,818
Net cash used in operating activities - continuing operations	$(13,756)	$(22,024)	$(37,233)	$(96,850)
Net cash provided by operating activities - discontinued operations	59,054	55,291	126,836	120,351
Net cash provided by operating activities	$45,298	$33,267	$89,603	$23,501
Free cash flow (non-GAAP) (continuing operations)	$(11,597)	$(1,431)	$(54,042)	$(113,404)
    Deferred revenue. Our deferred revenue consists of amounts that we have the right to invoice but have not yet been recognized into revenue as of the end of the respective period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. The majority of our deferred revenue consists of the unamortized balance of deferred revenue from previously invoiced sales of our security validation platforms, threat intelligence and managed detection and response services and excludes deferred revenue from discontinued operations included in liabilities held for sale. Invoiced amounts for such contracts can be for multiple years, and we classify our deferred revenue as current or non-current depending on when we expect to recognize the related revenue. If the deferred revenue is expected to be recognized within 12 months it is classified as current, otherwise, the deferred revenue is classified as non-current. A table for our deferred revenue is provided below (in thousands):

	As of September 30,
	2021	2020
Deferred revenue, current	$248,140	$192,713
Deferred revenue, non-current	66,536	50,910
Total deferred revenue	$314,676	$243,623
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

	As of September 30,
	2021	2020
Platform, cloud subscription and managed services	$254,932	$202,903
Professional services	9,183	6,026
Total annualized recurring revenue	$264,115	$208,929
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$121,970	$100,052	$350,568	$289,436
Add: deferred revenue, end of period	314,676	243,623	314,676	243,623
Less: deferred revenue, beginning of period	(297,326)	(244,084)	(284,253)	(273,241)
Billings (non-GAAP)	$139,320	$99,591	$380,991	$259,818
We have provided disaggregation of billings below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Platform, cloud subscription and managed services	$73,623	$46,676	$186,955	$121,044
Professional services	65,697	52,915	194,036	138,774
Billings (non-GAAP)	$139,320	$99,591	$380,991	$259,818
Net cash provided by (used in) operating activities. We monitor net cash provided by (used in) operating activities as a measure of our overall business performance. Our net cash provided by (used in) operating activities performance is driven in large part by sales of our offerings in the platform, cloud subscription, managed services category and professional services and from up-front payments for both subscriptions and services. Monitoring net cash provided by (used in) operating activities enables us to analyze our financial performance without the non-cash effects of certain items, such as depreciation, amortization and stock-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.
Free cash flow. Free cash flow is a non-GAAP financial measure we define as net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, less purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that, after the purchases of property and equipment, can be used by us for strategic opportunities, including investing in our business, making strategic acquisitions, debt repayment, strengthening our balance sheet and share repurchases. However, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow differently, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of free cash flow to cash flow provided by (used in) operating activities is provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash provided by (used in) operating activities (continuing operations)	$(8,285)	$1,086	$(37,233)	$(96,850)
Less: purchase of property and equipment and demonstration units	(3,312)	(2,517)	(16,809)	(16,554)
Free cash flow (non-GAAP) (continuing operations)	$(11,597)	$(1,431)	$(54,042)	$(113,404)
Net cash provided by (used in) investing activities (continuing operations)	$1,495	$(123,251)	$(259,709)	$54,788
Net cash provided by (used in) financing activities (continuing operations)	$(31,705)	$1,776	$(93,911)	$(86,624)

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
Operating expenses for continuing operations include the full cost of resources shared by Mandiant solutions and FireEye Products. Following the completion of the divestiture, we will be reimbursed for the cost of shared resources associated with supporting the FireEye Products business under the Transition Services Agreement ("TSA").
In the fourth quarter of 2020, we experienced an attack from a highly sophisticated threat actor that targeted and accessed certain Red Team assessment tools that we use to test our customers' security. This security incident did not have a material adverse impact to our operating expenses during the three and nine months ended September 30, 2021. In addition, we do not expect the incident to materially impact our operating expenses in future periods.
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
Sales and marketing expense also includes costs for market development programs, promotional and other marketing activities, travel, and outside consulting costs. These costs are recognized as incurred. We expect sales and marketing expense to increase in absolute dollars and remain relatively constant as a percentage of total revenue.
•General and administrative. General and administrative expense consists of personnel costs, professional service costs and allocated overhead. General and administrative personnel include our executive, finance, human resources, facilities and legal organizations. Professional service costs consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to decrease in terms of absolute dollars and decrease as a percentage of total revenue after the divestiture of FireEye Products and the cost of shared resources associated with FireEye Products is reimbursed under the TSA.
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
Net Income (Loss) from Discontinued Operations
On May 29, 2021, we entered into a Purchase Agreement, pursuant to which we agreed to sell the FireEye Products business to a consortium led by STG in exchange for total cash consideration of $1.2 billion and assumption of certain liabilities of the FireEye Products business as specified in the Purchase Agreement. The transaction closed on October 8, 2021. The FireEye Products business results of operations have been included within discontinued operations. Discontinued operations are more fully described in Note 2 to the condensed consolidated financial statements.

Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	% of total Revenue	Amount	% of total Revenue	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars in thousands)				(Dollars in thousands)
Revenue:
Platform, cloud subscription and managed services	$60,249	49%	$48,613	49%	$168,184	48%	$141,966	49
Professional services	61,721	51	51,439	51	182,384	52	147,470	51
Total revenue	121,970	100	100,052	100	350,568	100	289,436	100
Cost of revenue:
Platform, cloud subscription and managed services	28,725	24	27,431	27	83,581	24	79,788	28
Professional services	36,380	30	29,660	30	104,134	30	85,501	30
Total cost of revenue	65,105	53	57,091	57	187,715	54	165,289	57
Total gross profit	56,865	47	42,961	43	162,853	46	124,147	43
Operating expenses:
Research and development	44,814	37	31,316	31	127,649	36	89,059	31
Sales and marketing	65,899	54	55,459	55	190,130	54	167,045	58
General and administrative	32,760	27	24,485	24	87,131	25	79,342	27
Restructuring charges	—	—	822	1	1,927	1	19,597	7
Total operating expenses	143,473	118	112,082	112	406,837	116	355,043	123
Operating loss	(86,608)	(71)	(69,121)	(69)	(243,984)	(70)	(230,896)	(80)
Interest income	1,226	1	2,163	2	4,235	1	9,450	3
Interest expense	(14,903)	(12)	(14,353)	(14)	(44,289)	(13)	(45,555)	(16)
Other income (expense), net	(464)	—	156	—	(364)	—	(951)	—
Loss before income taxes from continuing operations	$(100,749)	(83)	$(81,155)	(81)	$(284,402)	(81)	$(267,952)	(92)
Provision for income taxes	498	—	458	—	2,441	1	1,464	1
Loss from continuing operations	$(101,247)	(83)%	$(81,613)	(82)%	$(286,843)	(82)%	$(269,416)	(93)%
Net income from discontinued operations, net of income taxes	33,025		42,494		103,279		100,716
Net loss	$(68,222)		$(39,119)		$(183,564)		$(168,700)

Comparison of the Three Months Ended September 30, 2021 and 2020
Continuing operations
Revenue

	Three Months Ended September 30,
	2021		2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Platform, cloud subscription and managed services	$60,249	49%	$48,613	49%	$11,636	24%
Professional services	61,721	51	51,439	51	10,282	20
Total revenue	$121,970	100%	$100,052	100%	$21,918	22%

Revenue by geographic region:
U.S.	$83,708	69%	$71,509	71%	$12,199	17%
EMEA	16,777	14	12,000	12	4,777	40
APAC	12,110	10	9,834	10	2,276	23
Other	9,375	7	6,709	7	2,666	40
Total revenue	$121,970	100%	$100,052	100%	$21,918	22%
Platform, cloud subscription and managed services revenue increased by $11.6 million, or 24%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in platform, cloud subscription and managed services revenue reflected increased recognition of deferred revenue associated with sales of the threat intelligence and security validation modules of the Mandiant Advantage platform and our Managed Defense managed security service, partially offset by a decrease in sales of term licenses for our on-premise security validation solution.
Professional services revenue increased by $10.3 million, or 20%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily driven by an increase in number of engagements enabled by an increase in professional services personnel and an increase in mix of incident response services with higher rates per hour as compared to the same period in 2020.
Our international revenue increased $9.7 million, or 34%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase reflects growth in sales of our platform, cloud subscription and managed services and an increase in the number of professional services engagements in certain international regions compared to prior periods.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2021		2020		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Platform, cloud subscription and managed services	$28,725		$27,431		$1,294	5%
Professional services	36,380		29,660		6,720	23
Total cost of revenue	$65,105		$57,091		$8,014	14%
Gross margin:
Platform, cloud subscription and managed services		52%		44%
Professional services		41%		42%
Total gross margin		47%		43%
The cost of platform, cloud subscription and managed services revenue increased by $1.3 million, or 5%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in cost of platform, cloud subscription and managed services revenue was primarily due to an increase of $1.9 million in payroll costs due to an increase in headcount, an increase of $0.8 million in stock-based compensation, an increase of $0.8 million in amortization of intangible assets and an increase of $0.3 million pertaining to hosting services, partially offset by a $2.7 million decrease in shared services.
The cost of professional services revenue increased by $6.7 million, or 23%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in cost of professional services revenue was primarily due to an increase of $5.6 million in headcount and travel expense to support the increase in customer engagements and an increase of $1.5 million in stock-based compensation expense, partially offset by a $0.8 million decrease in shared services.
Gross margin percentage increased 4 percentage points during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Operating Expenses

	Three Months Ended September 30,
	2021		2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$44,814	37%	$31,316	31%	$13,498	43%
Sales and marketing	65,899	54	55,459	55	10,440	19
General and administrative	32,760	27	24,485	24	8,275	34
Restructuring charges	—	—	822	1	(822)	(100)
Total operating expenses	$143,473	118%	$112,082	112%	$31,391	28%
Includes stock-based compensation expense of:
Research and development	$9,644		$6,232
Sales and marketing	10,176		9,706
General and administrative	9,598		5,952
Total	$29,418		$21,890
Research and Development
Research and development expense increased by $13.5 million, or 43%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to an increase of $7.3 million in employee costs due to an increase in headcount both organically and through acquisitions and an increase of $3.4 million in stock-based compensation expense.
Sales and Marketing
Sales and marketing expense increased by $10.4 million, or 19%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to an increase of $5.4 million in marketing program expense and company rebranding costs and an increase of $4.0 million in commission and employee expenses due to an increase in headcount.
General and Administrative
General and administrative expense increased by $8.3 million, or 34%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to an increase of $3.6 million in stock-based compensation expense associated with annual equity refresh grants and the addition of new hires, an increase of $1.9 million in professional services expense and an increase of $1.4 million in employee costs primarily due to retention bonuses.
Restructuring Charges
We did not incur restructuring charges during the three months ended September 30, 2021. During the three months ended September 30, 2020, we incurred restructuring charges of approximately $0.8 million, which primarily related to employee salary, severance charges and other termination benefits and related to certain facilities exit costs and other restructuring-related expenses under our 2020 restructuring plans.

Interest Income

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Interest income	$1,226	$2,163	$(937)	(43)%
Interest income decreased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due primarily to a lower rate of return on balances in our cash and cash equivalents and investments.
Interest Expense

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Interest expense	$(14,903)	$(14,353)	$(550)	4%
Interest expense decreased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the repurchase of a portion of our convertible notes in June 2020. Interest expense pertains primarily to the amortization of discount and issuance costs related to our convertible notes.
Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Other expense, net	$(464)	$156	$(620)	(397)%
Other expense, net, increased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to foreign currency transaction losses.
Provision for Income Taxes

	Three Months Ended September 30,
	2021	2020
	(Dollars in thousands)
Provision for income taxes	$498	$458
Effective tax rate	(0.5)%	(0.6)%

The provision for income taxes remained relatively flat for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Discontinued Operations

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Net income from discontinued operations	$33,025	$42,494	$(9,469)	(22)%

Net income from discontinued operations decreased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was primarily due a $4.0 million decrease in gross profit due to lower revenues and an increase in operating expenses of $5.3 million.

Comparison of the Nine Months Ended September 30, 2021 and 2020
Continuing Operations
Revenue

	Nine Months Ended September 30,
	2021		2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Platform, cloud subscription and managed services	$168,184	48%	$141,966	49%	$26,218	18%
Professional services	182,384	52	147,470	51	34,914	24
Total revenue	$350,568	100%	$289,436	100%	$61,132	21%

Revenue by geographic region:
United States	$238,978	68%	$205,577	71%	$33,401	16%
EMEA	50,211	14	36,836	13	13,375	36
APAC	35,032	10	26,799	9	8,233	31
Other	26,347	8	20,224	7	6,123	30
Total revenue	$350,568	100%	$289,436	100%	$61,132	21%
Platform, cloud subscription and managed services revenue increased by $26.2 million, or 18%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in platform, cloud subscription and managed services revenue was primarily due to an increase in revenue recognized from deferred revenue related to increased sales of subscriptions to our threat intelligence and validation modules of the Mandiant Advantage platform and our managed services.

Professional services revenue increased by $34.9 million, or 24%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to an increase in the number of engagements, resulting in an increase in billable hours compared to the same period in 2020.

Our international revenue increased $27.7 million, or 33%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase reflects an increase in sales of our platform, cloud subscription and managed services and an increase in the number of professional services engagements in certain international regions compared to prior periods.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2021		2020		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Platform, cloud subscription and managed services	$83,581		$79,788		$3,793	5%
Professional services	104,134		85,501		18,633	22
Total cost of revenue	$187,715		$165,289		$22,426	14%
Gross margin:
Platform, cloud subscription and managed services		50%		44%
Professional services		43%		42%
Total gross margin		46%		43%
The cost of platform, cloud subscription and managed services revenue increased by $3.8 million, or 5%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in cost of platform, cloud subscription and managed services revenue was primarily due to an increase of $7.4 million in payroll costs due to an increase in headcount, an increase of $2.2 million in stock-based compensation, an increase of $1.8 million in amortization of intangible assets and an increase of $1.8 million pertaining to hosting services, partially offset by a $9.1 million decrease in shared services.
The cost of professional services revenue increased $18.6 million, or 22%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in cost of professional services revenue was primarily due to an increase of $16.0 million in payroll costs due to increased headcount to support the increase in customer engagements and an increase of $5.1 million in stock-based compensation expense, partially offset by a $2.7 million decrease in shared services.
Gross profit margin increased by 3% as a percentage of revenue during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Platform, cloud subscription and managed services gross profit margin increased by 6% compared to the same period in 2020. Professional services gross margin increased 1% primarily due to an increase in billable hours as compared to the same period in 2020.
Operating Expenses

	Nine Months Ended September 30,
	2021		2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$127,649	36%	$89,059	31%	$38,590	43%
Sales and marketing	190,130	54	167,045	58	23,085	14
General and administrative	87,131	25	79,342	27	7,789	10
Restructuring charges	1,927	1	19,597	7	(17,670)	(90)
Total operating expenses	$406,837	116%	$355,043	123%	$51,794	15%
Includes stock-based compensation expense of:
Research and development	$27,387		$16,598
Sales and marketing	31,605		26,749
General and administrative	24,948		18,439
Restructuring charges	—		—
Total	$83,940		$61,786
Research and Development
Research and development expense increased $38.6 million, or 43%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was due primarily to a $27.4 million increase in payroll and related costs due to an increase in headcount and an increase of $10.8 million in stock-based compensation expense.
Sales and Marketing
Sales and marketing expense increased $23.1 million, or 14%, during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was primarily due to a $13.6 million increase in commission costs and employee costs due to an increase in headcount, an increase of $4.9 million in stock-based compensation expense and a $0.8 million increase in amortization for intangible assets, partially offset by a $3.8 million decrease in marketing programs and professional services.
General and Administrative
General and administrative expense increased by $7.8 million, or 10%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to an increase of $6.5 million in stock-based compensation expense and a $2.9 million increase in third party professional services.
Restructuring Charges
During the nine months ended September 30, 2021, we incurred restructuring charges of approximately $1.9 million. During the nine months ended September 30, 2020, we incurred restructuring charges of approximately $19.6 million, which primarily related to employee severance charges and other termination benefits as well as certain facilities exit costs for other outside services under our 2020 restructuring plans.

Interest Income

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Interest income	$4,235	$9,450	$(5,215)	(55)%
Interest income decreased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to a lower rate of return on balances in our cash and cash equivalents and investments, which was a direct result of the overall lower interest rate environment and our limited duration investment portfolio.
Interest Expense

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Interest expense	$(44,289)	$(45,555)	$1,266	(3)%
Interest expense decreased slightly for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to the repurchase of a portion of our convertible notes in June 2020.
Other Expense, Net

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Other income (expense), net	$(364)	$(951)	$587	(62)%
Other income (expense), net, for the nine months ended September 30, 2021 decreased primarily due to foreign currency transaction losses compared to the nine months ended September 30, 2020.
Provision for Income Taxes

	Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands)
Provision for income taxes	$2,441	$1,464
Effective tax rate	(0.9)%	(0.5)%

The provision for income taxes increased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in the provision for income taxes for the nine months ended September 30, 2021 was primarily due to higher foreign taxes and decreased tax benefits from business combinations included in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Discontinued Operations

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Net income from discontinued operations	$103,279	$100,716	$2,563	3%

Net income from discontinued operations increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to a decrease in operating expenses.

Liquidity and Capital Resources

	As of September 30, 2021	As of December 31, 2020
	(In thousands)
Cash and cash equivalents	$384,700	$664,679
Short-term investments	$845,637	$624,824

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash used in operating activities - continuing operations	$(37,233)	$(96,850)
Cash provided by operating activities - discontinued operations	126,836	120,351
Cash provided by operating activities	$89,603	$23,501
Cash provided by (used in) investing activities - continuing operations	$(259,709)	$54,788
Cash used in investing activities - discontinued operations	(15,962)	(12,018)
Cash provided by (used in) investing activities	$(275,671)	$42,770
Cash used in financing activities	$(93,911)	$(86,624)
Net decrease in cash and cash equivalents	$(279,979)	$(20,353)

As of September 30, 2021, our cash and cash equivalents of $384.7 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $102.9 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2021 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
On August 4, 2021, we announced the acquisition of Intrigue, a privately-held company, for consideration of approximately $12.3 million in cash.
On May 29, 2021, we entered into a Purchase Agreement, pursuant to which we agreed to sell the FireEye Products business to a consortium led by STG in exchange for total cash consideration of $1.2 billion and assumption of certain liabilities of the FireEye Products business as specified in the Purchase Agreement. The proceeds were received when the transaction closed on October 8, 2021.
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

Operating Activities
During the nine months ended September 30, 2021, our operating activities from continuing operations used cash of $37.2 million. We incurred a net loss of $286.8 million, which included net non-cash expenses of $214.4 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible notes. Our net change in operating assets and liabilities provided cash of $35.2 million, primarily related to cash sourced from a decrease in deferred revenue of $30.4 million, a reduction in accounts receivable of $3.2 million due to increased collections, an increase in accounts payable and accrued liabilities of $9.3 million and a decrease in prepaid expenses and other assets of $6.7 million primarily due to receipt of other receivables, partially offset by a decrease in other long-term liabilities of $9.8 million and a decrease in accrued compensation of $4.5 million.
During the nine months ended September 30, 2020, our operating activities from continuing operations used cash of $96.9 million. We incurred a net loss of $269.4 million, which included net non-cash expenses of $176.8 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible notes. Our net change in operating assets and liabilities used cash of $4.3 million, primarily due to a decrease in deferred revenue of $29.6 million, a decrease in accounts payable and accrued liabilities of $11.4 million and a decrease in other long-term liabilities of $8.2 million, partially offset by cash sourced from a reduction in accounts receivable of $17.4 million due to increased collections, an increase in accrued compensation of $23.9 million and a decrease in prepaid expenses and other current assets of $3.7 million primarily due to receipt of other receivables.
Investing Activities
Cash used in investing activities from continuing operations during the nine months ended September 30, 2021 was $259.7 million. This was primarily due to $231.0 million net spending on short-term investments as purchases exceeded maturities and sales, $16.8 million used for capital expenditures to purchase property and equipment and by $11.7 million used to acquire Intrigue, net of cash acquired. Cash used in investing activities from discontinued operations was $16.0 million.
Cash provided by investing activities from continuing operations during the nine months ended September 30, 2020 was $54.8 million. This was primarily due to $78.8 million of net receipts from short-term investments as maturities and sales exceeded purchases, partially offset by $16.6 million used for capital expenditures to purchase property and equipment and by $6.3 million used to acquire Cloudvisory, net of cash acquired. Cash used in investing activities from discontinued operations was $12.0 million.
Financing Activities
During the nine months ended September 30, 2021, financing activities used $93.9 million in cash, primarily for share repurchases of $100.0 million, and payment related to shares withheld for taxes of $10.5 million, partially offset by $12.3 million received from employee purchases of shares under our 2013 Employee Stock Purchase Plan ("ESPP") and $4.4 million received from exercises of employee stock options.
During the nine months ended September 30, 2020, financing activities used $86.6 million in cash, primarily for payment of $96.4 million related to the repurchase of Series A Notes, payment related to shares withheld for taxes of $8.8 million offset by $12.3 million received from employee purchases of shares under our ESPP and $6.3 million received from exercises of employee stock options.
Contractual Obligations and Commitments
There have been no significant changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 except for those disclosed in Note 10 Convertible Senior Notes and Note 11 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Part I, Item I of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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

Recent Accounting Pronouncements
See Note 1, "Description of Business and Summary of Significant Accounting Policies," contained in the "Notes to Condensed Consolidated Financial Statements" in Part I, Item I of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial conditions.

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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at September 30, 2021 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $1,230.3 million and $1,289.5 million as of September 30, 2021 and December 31, 2020, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions, the U.S. Treasury and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to our investment policies which limit the duration of our short-term investments. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as the Series A Notes, Series B Notes and 2024 Notes have fixed interest rates of 1.000%, 1.625% and 0.875%, respectively. The fair value of our convertible notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of September 30, 2021, the fair value of our convertible notes was approximately $1.0 billion.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the "Litigation" subheading in Note 11 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Part I, Item I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. Please see page 34 of this Quarterly Report on Form 10-Q for a discussion of forward-looking statements that are qualified by these risk factors. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.

Summary

• If we are unsuccessful at executing our business plan and necessary transition activities following the sale of the FireEye Products business, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.
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
• Real or perceived defects, errors or vulnerabilities in our solutions or services, the misconfiguration of our solutions, the failure of our solutions or services to detect or respond to a security breach or incident, or the failure of customers to take action on attacks identified by our solutions could harm our reputation and adversely impact our business, financial position and results of operations.
• Our results of operations may vary significantly from period to period, which could cause the trading price of our common stock to decline.
• If we are unable to retain our customers, renew and expand our relationships with them, and add new customers, we may not be able to sustain revenue growth and we may not achieve or maintain profitability in the future.
• Our ability to manage our business and monitor results is highly dependent upon IT systems. A failure of these systems or our planned QTC and ERP implementations could have a material adverse effect on our business.
• The implementation of our planned new ERP and change in related processes could negatively impact the effectiveness of our internal control over financial reporting.
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

Risks Related to the Sale of the FireEye Products Business

If we are unsuccessful at executing our business plan and necessary transition activities following the sale of the FireEye Products business, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.

On October 8, 2021, we completed the sale of the FireEye Products business to Magenta Buyer LLC (“McAfee Enterprise”), which is backed by a consortium led by Symphony Technology Group. This and other operational transitions have involved turnover in management and other key personnel and changes in our strategic direction. Transitions of this type can be disruptive, result in the loss of focus and employee morale and make the execution of business strategies more difficult. We also expect to pay one-time separation costs, a portion of which will be expenses paid by proceeds from the transaction. We have also entered into a transition services agreement under which we will provide assistance to McAfee Enterprise including, but not limited to, business support services and IT services that have historically been provided to the FireEye Products business. We may experience delays in the anticipated timing of activities related to such transitions and higher than expected or unanticipated execution costs. If we do not succeed in executing on these transition activities while achieving our cost optimization goals, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business. Even if we are successful at executing the transition of the FireEye Products business, the divestiture may not enhance long-term stockholder value as anticipated.

The TSA has an initial term of 12 months and may be extended by McAfee Enterprise for up to two three-month extensions. McAfee Enterprise may also terminate any or all services delivered pursuant to the TSA upon written notice, with such termination becoming effective the last day of the month following delivery of such notice. The TSA provides that McAfee Enterprise will pay us a variable fee each month based on the specific services we have provided to it in the previous month. Once services terminate under the TSA, we will not receive the associated fees for providing services and our level of staffing and cost structure may no longer be appropriate for our business needs at that time. If we are not successful at optimizing our costs in performing the services under the TSA, or if we fail to effectively prepare for and manage the effect of the termination of services under the TSA, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.

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

Our future results of operations are dependent solely on the operations of the Mandiant Solutions business and will differ materially from our previous results.

The FireEye Products business generated approximately 58% of our total revenue for fiscal 2020, and approximately 63% of our total revenue for fiscal 2019. Accordingly, our future financial results will differ materially from our previous results since our future financial results will be dependent solely on our Mandiant Solutions business. Any downturn in our Mandiant Solutions business could have a material adverse effect on our future operating results and financial condition and could materially and adversely affect the trading price of our common stock.

Because we depend in part on FireEye Products and product telemetry data in the operation of our business, disruptions in the availability of such products or product telemetry data could negatively impact our ability to operate our business and provide services to our customers.

We use and depend in part on FireEye Products and product telemetry data from FireEye Products in the operation of our business. For example, in providing incident response services, we typically use a variety of FireEye Products as part of the investigation and remediation, and we use FireEye Product data for threat research, threat hunting and generating derivative content for our offerings such as Mandiant Security Validation. We have entered into a market cooperation and reseller agreement with McAfee Enterprise to, among other things, purchase FireEye Products for our continued use in our consulting business. We have also entered into a strategic collaboration agreement with McAfee Enterprise that allows us to, among other things, purchase telemetry data from FireEye Products until October 2024. However, there is an inherent risk that there could be a disruption in the availability of FireEye Products from McAfee Enterprise or in the sharing of product telemetry data by McAfee Enterprise, due to any number of events, including but not limited to supply chain disruptions, natural disasters or other events outside of the control of McAfee Enterprise. Any such disruptions in the availability of such products or product telemetry data could negatively impact our ability to operate our business and provide services to our customers in the same manner as before our divestiture of the FireEye Products business, which could harm our reputation and adversely impact our business, financial position and results of operations.

Risks Related to Our Business and Our Industry

If the IT security market does not continue to adopt our security solutions, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations and financial condition would be harmed.

Our future success depends on market adoption of our unique approach to IT security, which combines our technology, threat intelligence and security expertise in solutions that measure security effectiveness, investigate and respond to breaches and enable customers to adapt to changes in the threat environment. We are seeking to disrupt the IT security market with our security solutions. Our solutions interoperate with, but do not replace, other IT security solutions. Enterprises and governments may be hesitant to purchase our security solutions if they believe their existing solutions provide a level of IT security that is sufficient to meet their needs. Currently, many enterprises and governments have not allocated a fixed portion of their budgets to standalone threat intelligence or solutions that evaluate security effectiveness. As a result, to expand our customer base, we need to convince potential customers to allocate a portion of their discretionary budgets to purchase our technology, threat intelligence and expertise. However, even if we are successful in doing so, any future deterioration in general economic conditions, including as a result of the COVID-19 pandemic, may cause our customers to cut their overall IT spending, and such cuts may fall disproportionately on solutions like ours. If we do not succeed in convincing customers that our solutions should be an integral part of their overall approach to IT security and that a fixed portion of their annual IT budgets should be allocated to our solutions, our sales will not grow as quickly as anticipated, or at all, which would have an adverse impact on our business, results of operations and financial condition.

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

In addition, changes in customer requirements could reduce customer demand for our security solutions. For example, if one or more governments share, on a free or nearly free basis, threat intelligence with other governmental agencies or organizations, such as critical infrastructure companies, then those agencies or organizations might have less demand for additional threat intelligence and may purchase less of our standalone threat intelligence offerings.

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

We have incurred operating losses each year since our inception, including net losses of $72.8 million and $39.1 million during the three months ended September 30, 2021 and 2020 respectively, relating to our Mandiant Solutions business. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.

We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.

The market for security solutions and services is intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards, threat vectors and frequent new product introductions and improvements. We anticipate continued challenges from current competitors, which in many cases are more established and enjoy greater resources than us, as well as by new entrants into the industry. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in our growth rate or revenue that could adversely affect our business and results of operations.

Our current competitors include large cybersecurity vendors such as CrowdStrike, Palo Alto Networks and Rapid7 that have multiple offerings similar to ours; large accounting firms that offer incident response and strategic consulting services similar to ours; and other small and large companies that offer solutions or services that compete in some of our markets. Other IT providers offer, and may continue to introduce, security features that compete with our Mandiant Advantage platform, either in stand-alone security products or as additional features in their network infrastructure products. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

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

In addition, some of our larger competitors have substantially broader offerings and may be able to leverage their relationships with distribution partners and customers based on other products or solutions to gain business in a manner that discourages users from purchasing our solutions, subscriptions and services, including by selling at zero or negative margins, product bundling or offering closed technology platforms. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of performance or features of the solutions. Furthermore, with the completion of our sale of the FireEye Products business, organizations that purchased both Mandiant Solutions offerings and FireEye Products offerings may decide to not continue purchasing Mandiant Solutions offerings if they desire to limit their number of existing suppliers for cybersecurity offerings. As a result, even if the features of our platform are superior, customers may not purchase our solutions. In addition, new innovative start-up companies, and larger companies that are making significant investments in research and development, may invent similar or superior solutions and technologies that compete with our platform. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. Further, as our customers refresh the security solutions bought in prior years, they may seek to consolidate vendors, which may result in current customers choosing to purchase solutions from our competitors on an ongoing basis.

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

Real or perceived defects, errors or vulnerabilities in our solutions or services, the misconfiguration of our solutions, the failure of our solutions or services to detect or respond to a security breach or incident, or the failure of customers to take action on attacks identified by our solutions could harm our reputation and adversely impact our business, financial position and results of operations.

Because our solutions and services are complex, they have contained and may contain design defects or errors that are not detected until after their deployment. Our solutions also provide our customers with the ability to customize a multitude of settings, and it is possible that a customer could misconfigure our solutions or otherwise fail to configure our solutions in an optimal manner. Such defects and misconfigurations of our solutions could cause our solutions or services to be vulnerable to security attacks, or cause them to fail to respond to threats. In addition, because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our solutions and services are unable to detect. Moreover, as our solutions and services are adopted by an increasing number of enterprises and governments, it is possible that the individuals and organizations behind advanced malware attacks will focus on finding ways to defeat our solutions and services. If this happens, our networks, solutions, services and subscriptions could be targeted by attacks specifically designed to disrupt our business and undermine the perception that our solutions and services are capable of providing superior IT security, which, in turn, could have a serious impact on our reputation as a provider of security solutions. For example, in the fourth quarter of 2020, we experienced an attack from a highly sophisticated threat actor which gained access to our networks and systems via trojanized updates to SolarWinds’ Orion IT monitoring and management software as further described below. Moreover, our solutions must interoperate with our customers’ existing infrastructure, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, unanticipated failures could occur if a customer deploys our solutions in an untested configuration. Similarly, if we inadvertently update our solutions with an erroneous configuration or untested detection content, invalid detections or downtime could occur. Any of these situations could result in negative publicity to us, damage to our reputation, declining sales, increased expenses and customer relations issues, and therefore adversely impact our business, financial position and results of operations.

If any of our customers becomes infected with malware after using our solutions or services, such customer could be disappointed with our solutions and services, regardless of whether our solutions or services blocked the theft of any of such customer’s data or would have blocked such theft if configured properly. Similarly, if our solutions detect attacks against a customer but the customer has not permitted our solutions to block the theft of customer data, customers and the public may erroneously believe that our solutions were not effective. For any security breaches or incidents impacting customers that use our services, such as customers that have hired us to monitor their networks and endpoints through our own or our co-branded security operation centers, breaches impacting those customers may result in customers and the public believing that our solutions and services failed. Furthermore, if any enterprises or governments that are publicly known to use our solutions or services are the subject of an advanced cyber-attack that becomes publicized, our other current or potential customers may look to our competitors for alternatives to our solutions and services. Real or perceived security breaches of or other security incidents impacting our customers’ networks could cause disruption or damage to their networks or other negative consequences and could result in negative publicity to us, damage to our reputation, declining sales, increased expenses and customer relations issues.

In addition, we cannot assure you that any limitation of liability provisions in our customer agreements, contracts with third-party vendors and service providers or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. Furthermore, in the event that a customer suffers a security breach, we could be subject to claims based on a misunderstanding of the scope of our contractual warranties. While our insurance policies include liability coverage for certain of these matters, if we experienced a widespread security breach or other incident that impacted a significant number of our customers to whom we owe indemnity obligations, we could be subject to indemnity claims or other damages that exceed our insurance coverage. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any future claim will not be excluded or otherwise be denied coverage by any insurer. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results and reputation.

Any real or perceived defects, errors or vulnerabilities in our solutions and services, or any other actual or perceived failure of our solutions and services to detect or respond to an advanced threat, could result in:

•a loss of existing or potential customers or channel partners;
•delayed or lost revenue and harm to our financial condition and results of operations;
•a delay in attaining, or the failure to attain, market acceptance;
•the expenditure of significant financial and solution development resources in efforts to analyze, correct, eliminate, or work around errors or defects, or to address and eliminate vulnerabilities;
•an increase in warranty and other claims, or an increase in the cost of servicing warranty and other claims, either of which would adversely affect our gross margins;
•harm to our reputation or brand; and
•claims and litigation, regulatory inquiries, demands, investigations, enforcement actions, or other proceedings, and other claims and liabilities, all of which may be costly and burdensome and further harm our reputation.

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
•our ability to successfully execute our business plan and necessary transition activities following the sale of the FireEye Products business;
•changes in our mix of solutions, subscriptions and services sold, including changes in the average contract length for subscriptions and support;
•the timing and success of new platform, subscription or service introductions by us or our competitors;
•real or perceived reductions in the efficacy of our solutions by our customers or in the marketplace;
•budgeting cycles, seasonal buying patterns and purchasing practices of customers;
•the timing of new contracts of our solutions and length of our sales cycles;
•changes in customer, distributor or reseller requirements or market needs;
•changes in the growth rate of the IT security market, particularly the market for solutions that measure security effectiveness, or managed detection and response services;
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
•insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions, subscriptions and services;
•the cost and potential outcomes of future litigation, including, without limitation, the lawsuit described under the "Litigation" subheading in Note 11 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Part , Item I of this Quarterly Report on Form 10-Q;
•the departure of key employees, including, without limitation, attrition due to vaccine mandates;
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

Although we have experienced rapid growth in the past with respect to our Mandiant Solutions business, we may not continue to grow in the future. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:
•maintain, renew and expand our existing customer base;
•win new customers to our solutions;
•increase revenues from existing customers through increased use of our solutions, subscriptions and services within their organizations;
•improve the capabilities of our solutions and subscriptions through research and development;
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

We could suffer disruptions, outages, defects, and other performance and quality problems with our platform or with the public cloud and internet infrastructure on which it relies.

Our business depends on our Mandiant Advantage platform to be available without disruption. We have experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with our platform. We have also experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with the public cloud and internet infrastructure on which our platform relies. These problems can be caused by a variety of factors, including introductions of new functionality, vulnerabilities and defects in proprietary and open source software, human error or misconduct, natural disasters (such as tornadoes, earthquakes, or fires), capacity constraints, design limitations, or denial of service attacks or other security-related incidents.

Further, if our contractual and other business relationships with our public cloud providers are terminated, suspended, or suffer a material change to which we are unable to adapt, such as the elimination of services or features on which we depend, we could be unable to provide our platform and could experience significant delays and incur additional expense in transitioning customers to a different public cloud provider.

Any disruptions, outages, defects, and other performance and quality problems with our platform or with the public cloud and internet infrastructure on which it relies, or any material change in our contractual and other business relationships with our public cloud providers, could result in reduced use of our platform, increased expenses, including service credit obligations, and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.

Recent, past and future acquisitions and investments could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisitions of Verodin, Inc. (“Verodin”), Respond Software, Inc. (“Respond Software”) and Intrigue Corp. (“Intrigue”).

The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete acquisitions that we target in the future. The risks we face in connection with acquisitions, including our acquisitions of Verodin, Respond Software and Intrigue include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•our ability to successfully achieve billings and revenue targets of acquired businesses;
•coordination of research and development and sales and marketing functions;
•integration of solution and service offerings;
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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of equity securities. For example, in May 2019, we issued 8,404,609 shares of common stock in connection with our acquisition of Verodin and in November 2020, we issued 4,931,862 shares of common stock in connection with our acquisition of Respond Software.

There is also a risk that future acquisitions will result in the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the write-off of goodwill, any of which could harm our financial condition or operating results.

Our growth depends on the development, expansion and success of our partner relationships.

As part of our vision for our business, we are building, and will need to grow and maintain, a partner ecosystem of providers of complementary cybersecurity offerings. Some of our existing and future partners may have offerings that compete with our offerings in certain markets. The relationships we have with our partners, and that our partners have with our customers, provide our customers with enhanced value from our Mandiant Advantage platform. Our future growth will be increasingly dependent on the success of these relationships, and if we are unsuccessful in growing and maintaining these relationships or the types and quality of data supported by or available for consumption on our platform, our business, financial condition and results of operations could be adversely affected.

If we are unable to maintain successful relationships with our channel partners and technology alliance partners, or if our channel partners or technology alliance partners fail to perform, our ability to market, sell and distribute our platform will be limited, and our business, financial position and results of operations will be harmed.

In addition to our direct sales force, we rely on our indirect channel partners to sell and support our platform. We derive a substantial portion of our revenue from sales of our solutions, subscriptions and services through, or with the assistance of, our indirect channel, and we expect that sales through channel partners will continue to be a significant percentage of our revenue. We also partner with our technology alliance partners to design go-to-market strategies that combine our platform with solutions or services provided by our technology alliance partners.

Our agreements with our channel partners and our technology alliance partners are generally non-exclusive, meaning our partners may offer customers solutions from several different companies, including solutions that compete with ours. If our channel partners do not effectively market and sell our platform, choose to use greater efforts to market and sell their own solutions or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our platform may be adversely affected. Our channel partners and technology alliance partners may cease marketing our platform with limited or no notice and with little or no penalty, and new channel partners require extensive training and may take several months or more to achieve productivity. The loss of a substantial number of our channel partners, our possible inability to replace them, or the failure to recruit additional channel partners could materially and adversely affect our results of operations. In addition, sales by channel partners are more likely than direct sales to involve collectability concerns, particularly in developing markets. Our channel partner structure could also subject us to lawsuits or reputational harm if, for example, a channel partner misrepresents the functionality of our platform to customers or violates applicable laws or our corporate policies.

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

Although our Mandiant Solutions business has experienced significant growth in the past, we cannot provide any assurance that it will continue to grow at the same rate or at all. There is no assurance that we will be able to successfully implement or scale improvements to our systems, processes and controls in a manner that keeps pace with our growth or that such systems, processes and controls will be effective in preventing or detecting errors, omissions or fraud.

As part of our efforts to improve our internal systems, processes and controls, we have licensed technology from third parties. The support services available for such third-party technology are outside of our control and may be negatively affected by consolidation in the software industry. In addition, if we do not receive adequate support for the software underlying our systems, processes and controls, our ability to provide solutions and services to our customers in a timely manner may be impaired, which may cause us to lose customers, limit us to smaller deployments of our platform or increase our technical support costs.

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

Our business is substantially dependent on enterprises and governments recognizing that advanced cyber-attacks are pervasive and are not effectively prevented by legacy security solutions. High visibility attacks on prominent enterprises and governments have increased market awareness of the problem of advanced cyber-attacks and help to provide an impetus for enterprises and governments to devote resources to protecting against advanced cyber-attacks, such as testing our Mandiant Advantage platform, purchasing it, and broadly deploying it within their organizations. If advanced cyber attacks were to decline, or enterprises or governments perceived that the general level of advanced cyber-attacks have declined, our ability to attract new customers and expand our offerings within existing customers could be materially and adversely affected. A change in the threat landscape may reduce the demand from customers or prospects for our solutions, and therefore could increase our sales cycles and harm our business, results of operations and financial condition.

If organizations do not adopt cloud-based SaaS-delivered security solutions, our ability to grow our business and results of operations may be adversely affected.

We believe our future success will depend in large part on the growth, if any, in the market for cloud-based SaaS-delivered security solutions. The use of SaaS solutions to manage and automate security and IT operations is at an early stage and rapidly evolving. As such, it is difficult to predict its potential growth, if any, customer adoption and retention rates, customer demand for our solutions, or the success of existing competitive solutions. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our solutions and those of our competitors. If our solutions do not achieve widespread adoption or there is a reduction in demand for our solutions due to a lack of customer acceptance, technological challenges, competing solutions, concerns relating to privacy, data protection, or cybersecurity, decreases in corporate spending, weakening economic conditions or otherwise, it could result in early terminations, reduced customer retention rates, or decreased revenue, any of which would adversely affect our business, results of operations, and financial results. We do not know whether the trend in adoption of cloud-based SaaS-delivered security solutions we have experienced in the past will continue in the future. Furthermore, if we or other SaaS security providers experience security incidents, loss or disclosure of customer data, disruptions in delivery, or other problems, the market for SaaS solutions as a whole, including our security solutions, may be negatively affected. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and evolving market.

If we are not able to maintain and enhance our Mandiant brand and our reputation as a provider of high-quality security solutions and services, our business and results of operations may be adversely affected.

We believe that maintaining and enhancing our Mandiant brand and our reputation as a provider of high-quality security solutions and services is critical to our relationship with our existing customers, channel partners, and technology alliance partners and our ability to attract new customers and partners. The successful promotion of our Mandiant brand will depend on a number of factors, including our marketing efforts, and ultimately our ability to continue to develop additional high-quality security solutions and our ability to continue to provide services valued by customers. Although we believe it is important for our growth, our brand promotion activities may not be successful or yield increased revenue.

In addition, in October 2021, we rebranded and changed our name from FireEye, Inc. to Mandiant, Inc. Customers, suppliers and partners may be confused by the name change leading to disruptions in our business, and investors may not understand or appreciate our rebranding efforts, which could materially and adversely impact our business, results of operations, financial condition and trading price of our common stock.

We rely on our management team and other key employees and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to hire, integrate, train and retain qualified personnel, including members for our board of directors, could harm our business.

Our future success is substantially dependent on our ability to hire, integrate, train, retain and motivate the members of our management team and other key employees throughout our organization, including key employees obtained through our acquisitions. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area and the Washington D.C. Area, where we have a substantial presence and need for highly skilled personnel. We may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs, and potential changes in U.S. immigration and work authorization laws and regulations, including those that restrain the flow of technical and professional talent, may make it difficult to renew or obtain visas for highly skilled personnel that we have hired or are actively recruiting. Following the divestiture of the FireEye Products business, we remain highly dependent on the services of Kevin Mandia, our Chief Executive Officer, who is critical to our thought leadership, market presence, reputation, future vision and strategic direction. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our solutions. Engineering personnel and other employees in the technology industry, including the cyber security industry, are increasingly able to work remotely, which in turn increases employee mobility and our risk of unwanted employee attrition. Our competitors and other companies in the technology industry may be successful in recruiting and hiring members of our management team or other key employees, including key employees obtained through our acquisitions, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. Also, to the extent we hire employees from mature public companies with significant financial resources, we may be subject to allegations that such employees have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product.

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

We made a number of organizational changes over the past year and, from time to time, key personnel leave our company. For example, we recently announced that Frank Verdecanna plans to retire in 2022 and that Alexa King stepped down as our Executive Vice President, Corporate and Legal Affairs, General Counsel, and Secretary due to her desire to pursue other opportunities and interests. In addition, in connection with the sale of the FireEye Products business, we experienced employee attrition, including the departure of certain members of senior management. These and other leadership transitions and management changes can be inherently difficult to manage, may cause uncertainty or a disruption to our business, and may increase the likelihood of turnover in other key officers and employees. Our success depends in part on having a successful leadership team. If we cannot effectively manage these and other leadership transitions and management changes, it could make it more difficult to successfully operate our business and pursue our business goals.

In addition, we believe that it is important to establish and maintain a corporate culture that facilitates the maintenance and transfer of institutional knowledge within our organization and also fosters innovation, teamwork, a passion for customers and a focus on execution. Any of our organizational changes may result in a loss of institutional knowledge and cause disruptions to our business. Furthermore, if we are not successful in identifying and recruiting new key employees and integrating them into our organization, and creating effective working relationships among them and our other key employees, such failure could delay or hinder our development of net and enhanced offerings and the achievement of our strategic objectives, which could adversely affect our business, financial condition and results of operations.

Our employees, including our executive officers, work for us on an “at-will” basis, which means they may terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our key employees. If Mr. Mandia or one or more of our other key employees resigns or otherwise ceases to provide us with their service, our business could be harmed.

Any litigation against us could be costly and time-consuming to defend.

From time to time, we are and may become subject to legal proceedings and claims, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, intellectual property claims, or securities class actions or other claims related to our sale of the FireEye Products business or any volatility in the trading price of our common stock. For example, on July 13, 2021, an alleged stockholder filed an action against the Company, seeking inspection of certain of books and records pursuant to Section 220 of the Delaware General Corporation Law. On July 26, 2021, the parties filed a stipulation that the Company is not obligated to respond to the complaint at this time. The lawsuit was voluntarily dismissed on November 3, 2021. Also on November 3, 2021, the same alleged stockholder filed another action against the Company and its board of directors, alleging a violation of Delaware General Corporation Law Sec. 271 and breaches of fiduciary duty in connection with our sale of the FireEye Products business.

Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

If we do not accurately anticipate and respond promptly to changes in our customers’ security needs or scale our business in a cost-effective manner, our competitive position, prospects and financial condition could be harmed.

The IT security market has grown quickly and is expected to continue to evolve rapidly. We have identified a number of new solutions and enhancements to our Mandiant Advantage platform that we believe are important to our continued success in the IT security market. There can be no assurance that we will be successful in developing and marketing, on a timely basis, such new solutions or enhancements or that our new solutions or enhancements will adequately address the changing needs of the marketplace. Although the market expects rapid introduction of new solutions and enhancements to respond to customer needs, the development of these solutions and enhancements is difficult and the timetable for commercial release and availability is uncertain, as there can be significant time lags between initial beta releases and the commercial availability of new solutions and enhancements. We may experience unanticipated delays in the availability of new solutions and enhancements to our platform and fail to meet customer expectations with respect to the timing of such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our customers by developing, releasing and making available on a timely basis new solutions and enhancements to our platform that can adequately respond to our customers’ needs, our competitive position and business prospects will be harmed. Furthermore, from time to time, we or our competitors may announce new solutions with capabilities or technologies that could have the potential to replace or shorten the life cycles of our existing solutions. There can be no assurance that announcements of new solutions will not cause customers to defer purchasing our existing solutions.

Additionally, the process of developing new technology is expensive, complex and uncertain. The success of new solutions and enhancements depends on several factors, including appropriate component costs, timely completion and introduction, differentiation of new solutions and enhancements from those of our competitors and market acceptance. To maintain our competitive position, we must continue to commit significant resources to developing new solutions or enhancements to our Mandiant Advantage platform before knowing whether these investments will be cost-effective or achieve the intended results. There can be no assurance that we will successfully identify new market opportunities, develop and bring new solutions or enhancements to market in a timely manner, or achieve market acceptance of our solutions or that solutions and technologies developed by others will not render our Mandiant Advantage platform obsolete or noncompetitive. If we expend significant resources on researching and developing solutions or enhancements to our platform and such solutions or enhancements are not successful, our business, financial position and results of operations may be adversely affected.

In addition, we provide our cloud-based solutions and services through third-party data center hosting facilities located in the United States and other countries. While we control and have access to our servers and all of the components of our network that are located in our data centers, we do not control the operation of these hosting facilities. We rely on the owners or operators of these hosting facilities in maintaining the availability of their services, maintenance of their infrastructure, and in providing appropriate backup, disaster recovery and security measures. The owners of the data center hosting facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

Furthermore, we have and will continue to make substantial investments to support growth of our Mandiant Advantage platform. If our cloud-based server costs were to increase, our business, results of operations and financial condition may be adversely affected. In addition, ongoing improvements to cloud infrastructure may be more expensive than we anticipate, and may not yield the expected savings in operating costs or the expected performance benefits. In addition, we may be required to re-invest any cost savings achieved from prior cloud infrastructure improvements in future infrastructure projects to maintain the levels of service required by our customers. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.

Our current research and development efforts may not produce successful solutions or enhancements to our platform that result in significant revenue, cost savings or other benefits in the near future, if at all.

We must continue to dedicate significant financial and other resources to our research and development efforts if we are to maintain our competitive position. However, developing solutions and enhancements to our platform is expensive and time consuming, and there is no assurance that such activities will result in significant new marketable solutions or enhancements to our platform, design improvements, cost savings, revenue or other expected benefits. If we spend significant resources on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

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

We were founded in 2004, and we shipped our first commercially successful solution for on-premises network security in 2008. Since then, we have continued to expand our offerings, both organically and through acquisitions, to address changes in the threat environment, evolving customer requirements, and the continued migration of workloads to cloud platforms. On October 8, 2021, we completed the sale of the FireEye Products business. Our future results of operations are now dependent solely on the operations of the Mandiant Solutions business. Acquired solutions within our continuing business include Mandiant Corporation’s advanced threat intelligence capabilities and incident response and security consulting services; iSIGHT Security's standalone threat intelligence subscriptions; Verodin’s security instrumentation offering; Respond Software’s cybersecurity investigation automation technology; and Intrigue’s attack surface management offering. The markets for many of our acquired solutions are in the early stages of development and customer adoption remains limited. Additionally, most of our acquired solutions are sold as subscriptions, often to large enterprises or governments, and contract terms may vary significantly. We have encountered and will continue to encounter risks and uncertainties frequently encountered by emerging technology-based companies in developing markets.

If our assumptions regarding these risks and uncertainties are incorrect or change in response to changes in the IT security market, our results of operations and financial results could differ materially from our plans and forecasts. Although we have experienced rapid growth in the past, there is no assurance that such growth will continue. Any success we may experience in the future will depend in large part on our ability to, among other things:
•successfully execute our business plan and necessary transition activities following the sale of the FireEye Products business;
•maintain and expand our customer base and the ways in which customers use our solutions and services;
•expand revenue from existing customers through increased or broader use of our solutions, subscriptions and services within their organizations;
•grow our revenues from software, subscriptions and recent offerings from acquisitions such as Verodin and Respond Software;
•convince customers to allocate a fixed portion of their annual IT budgets to our solutions and services;
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

Our business is subject to regulation by various U.S. federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, consumer protection laws, privacy, data-protection and cybersecurity laws, anti-bribery laws (including the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act), import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. U.S. regulations surrounding our operating activities in foreign jurisdictions are not always consistent with, and at times are in contravention to, the local regulations or laws in such jurisdictions. Enforcement actions and sanctions could harm our business, reputation, results of operations and financial condition.

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

We are subject to U.S. federal, state, local and sales taxes in the United States and foreign income taxes, withholding taxes and transaction taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, corporate income tax rates and the proposed global minimum tax, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period for which a determination is made.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new solutions could reduce our ability to compete and could harm our business.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new solutions and enhancements to our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
•develop or enhance our solutions and subscriptions;
•continue to expand our sales and marketing and research and development organizations;
•acquire complementary technologies, solutions or businesses;
•expand operations, in the United States or internationally;
•hire, train and retain employees; or
•respond to competitive pressures or unanticipated working capital requirements.

Our failure to do any of these things could harm our business, financial condition and results of operations.

Risks Related to Systems and the Transition to New Quote-to-Cash and Enterprise Resource Planning Systems

Our ability to manage our business and monitor results is highly dependent upon IT systems. A failure of these systems or our planned QTC and ERP implementations could have a material adverse effect on our business.

We are highly dependent upon a variety of IT systems to operate our business. In order to continue to support our growth and scale as a SaaS company, we are making significant technological upgrades to our information systems. We are in the process of implementing a new quote-to-cash (“QTC”) system in the first quarter of fiscal 2022 and a new enterprise resource planning (“ERP”) system in the second quarter of fiscal 2022, and are updating processes to perform various functions and improve on the efficiency of our global business. This is a complicated, lengthy and expensive process that will result in a diversion of resources from other operations. Continued execution of the project plan, or a divergence from it, may result in cost overruns, project delays or business interruptions. In addition, divergence from our project plan could negatively impact the timing and/or extent of benefits we expect to achieve from the system and process efficiencies. Failure to properly or adequately address any unaccounted for or unforeseen issues in successfully replacing our legacy systems could negatively impact the company’s ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.

Any disruptions, delays or deficiencies in the design and/or implementation of the new QTC and ERP systems, or in the performance or migration of our legacy systems, particularly any disruptions, delays or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business. The implementation of our planned new QTC and ERP systems subjects us to inherent risks associated with migrating from our legacy systems, including, without limitation, our ability to process orders, provide services and customer support, send invoices and track payments, fulfill contractual obligations, fulfill federal, state and local reporting and filing requirements in a timely or accurate manner, or otherwise operate our business. In addition, if any issues with respect to the new systems result in, or contribute to, a delay in our timely reporting of our results of operations for any period or our not filing one or more periodic reports with the SEC on time, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class actions. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be adversely affected if our information systems do not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could negatively impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.

In addition, the information systems of companies we acquire may not be sufficient to meet our standards or we may not be able to successfully convert them to provide acceptable information on a timely and cost-effective basis. Furthermore, we must attract and retain qualified people to operate our systems, expand and improve them, integrate new programs effectively with our existing programs, and convert to new systems efficiently when required. Any disruption to our business due to such issues, or an increase in our costs to cover these issues that is greater than what we have anticipated, could have an adverse effect on our financial results and operations.

The implementation of our planned new ERP and change in related processes could negatively impact the effectiveness of our internal control over financial reporting.

Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our consolidated financial statements. The implementation of our planned new ERP system in the second quarter of fiscal 2022 will also require the transformation of business and financial processes, and any such changes involves risks, including potential transaction errors, processing inefficiencies and loss of data. If the transition to our planned new ERP system is not successful, and the new system and new processes do not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected and our ability to assess it adequately could be further impacted. If difficulties in implementing the new ERP system or related processes result in a material weakness in our internal control over financial reporting, a failure to remediate the material weakness could also negatively impact our ability to prepare our future financial statements in conformity with GAAP. If we experience ongoing disruptions with such implementation and/or are unable to remediate any such material weakness, such events could have a material adverse effect on our reputation, competitive position, business, results of operations and financial condition.

Any additional costs, cost overruns and delays with implementation of our new QTC and ERP systems may adversely affect our business and results of operations.

The implementation of our planned new QTC and ERP systems has and will continue to involve substantial expenditures, as well as design, development and implementation activities. Until the new systems are fully implemented, we expect to incur additional selling, general and administrative expenses and capital expenditures to implement and test the systems, and there can be no assurance that issues relating to the systems will not occur or be identified. Our business and results of operations may be adversely affected if we experience operating problems, additional costs, or cost overruns during the QTC and ERP implementation process, or if any of the systems or the related processes changes significantly.

Risks Related to Privacy and Data Protection

We have experienced network or data security incidents in the past, and we may experience additional network or data security incidents in the future, which, whether actual, alleged or perceived, may harm our reputation, create liability and adversely impact our financial results.

Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, ransomware, employee theft or misuse, accidental disclosure, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions) and add to the risks to our internal networks, cloud deployed enterprise and customer facing environments and the information they store and process. We also utilize third-party service providers to host, transmit, or otherwise process electronic data in connection with our business activities. We and/or our third-party service providers have faced and may continue to face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures have been and may continue to be subject to breaches or intrusions due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, including social engineering and employee and contractor error or malfeasance, and, as a result, an unauthorized party may obtain access to our systems, networks, or data. There have been and may continue to be significant software supply chain attacks, and we cannot guarantee that our or our third-party service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Techniques used to sabotage or obtain unauthorized access to systems and networks are constantly evolving and, in some instances, are not identified until or after they are launched against a target, and we may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential breaches of security. Furthermore, as a well-known provider of security solutions, we may be a more attractive target for such attacks. A breach in our data security or an attack against our service availability, or that of our third-party service providers, could impact our solutions and subscriptions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our solutions, and the information stored on our networks or those of our third-party service providers could be accessed, publicly disclosed, altered, lost, or stolen, which could result in a loss of intellectual property or loss of data and subject us to liability and cause us financial harm.

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

There can be no assurance that we will be successful in preventing security breaches or other security incidents nor that we will be successful in mitigating their effects, despite the implementation of security measures for systems, networks, or data within our control. Similarly, there can be no assurance that our third-party service providers, distributors and other contractors will be successful in protecting our data on their systems or in protecting other systems upon which we may rely. Any actual, alleged or perceived breach of network security in our systems or networks, or any other actual, alleged or perceived data security incident we or our third-party service providers suffer, could result in damage to our reputation, negative publicity, loss of channel partners, customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as the costs to comply with any notification or other legal obligations resulting from any security incidents. Any of these negative outcomes could result in substantial costs and diversion of resources, distract management and technical personnel, adversely impact the market perception of our solutions and subscriptions and end-customer and investor confidence in our company and could seriously harm our business or operating results.

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

For example, the EU General Data Protection Regulation ("GDPR"), which became fully effective on May 25, 2018, imposes more stringent data protection requirements than previously effective EU data protection law and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR requires, among other things, that personal data only be transferred outside of the EU to certain jurisdictions, including the United States, if steps are taken to legitimize those data transfers. We historically relied on the EU-U.S. and Swiss-U.S. Privacy Shield programs, and the use of standard contractual clauses approved by the European Commission (the “SCCs”), to legitimize these transfers. Both the EU-U.S. Privacy Shield and the SCCs have been subject to legal challenge, however, and on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield framework that had been in place since 2016, which allowed companies like us to meet certain European legal requirements for the transfer of personal data from the European Economic Area (“EEA”) to the U.S., and imposed additional obligations on companies when relying on the SCCs. This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and may even require ad hoc verification of measures taken with respect to data flows. The CJEU decision requires us to take additional steps to legitimize any impacted personal data transfers, including in connection with the use of the SCCs, with the full impact of such decision uncertain at this time. The European Commission published new SCCs in June 2021, which are required to be implemented over time. The CJEU decision and related developments could result in increased costs of compliance and limitations on our customers and us. More generally, as a result of the CJEU decision or related developments, we may find it necessary or desirable to modify our data handling practices and policies and to implement additional contractual and technical safeguards, and our practices relating to cross-border transfers of data or other data handling practices, or those of our customers and vendors, may be challenged. We also may be required to engage in additional contractual negotiations. As a result of these factors, our business, financial condition and operating results may be adversely impacted. Some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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

Further, in June 2016, the United Kingdom ("U.K.") voted to leave the EU, commonly referred to as “Brexit,” which resulted in the U.K. exiting the EU on January 31, 2020, subject to a transition period ending December 31, 2020. Brexit could lead to further legislative and regulatory changes. The U.K. has implemented legislation that substantially implements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. Aspects of U.K. data protection laws and regulations, however, including with respect to the role of the U.K. Information Commissioner’s Office and regulation of data transfers to and from the U.K. in the medium to longer term, remain unclear. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area to the U.K. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how U.K. data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the U.K. will be regulated. We may find it necessary or appropriate to make additional changes to the way we process data and otherwise conduct our business within, and transmit data to and from, the U.K.

California enacted legislation in 2018, the California Consumer Privacy Act (“CCPA”), that became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Aspects of the CCPA and its interpretation remain unclear. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., as observed with the Virginia Consumer Data Protection Act, enacted March 2021 and which becomes effective January 1, 2023, and the Colorado Privacy Act, enacted in June 2021 and which takes effect on July 1, 2023.

Even the perception of privacy, data protection or cybersecurity concerns, whether or not valid, may harm our reputation, inhibit adoption of our solutions by current and future customers, or adversely impact our ability to hire and retain workforce talent. If our security measures are or are believed to be inadequate or breached as a result of third-party action, employee negligence, error or malfeasance, social engineering techniques or otherwise, and this results in, or is believed to result in, the disruption of the confidentiality, integrity or availability of our systems or networks or any data we process or maintain, or the loss, destruction or corruption of such data, or our privacy, data protection or cybersecurity practices are or are perceived to be inadequate, we could incur significant liability, we could face a loss of revenues, and our business may suffer and our reputation and competitive position may be damaged. Additionally, our service providers may suffer, or be perceived to suffer, privacy or data security breaches or other incidents that may compromise, or be perceived to compromise, data stored or processed for us that may give rise to any of the foregoing.

We also expect that there will continue to be changes in interpretations of existing laws and regulations, or new proposed laws and regulations concerning privacy, data protection and cybersecurity. We cannot yet determine the impact these laws and regulations or changed interpretations may have on our business, but we anticipate that they could impair our or our customers’ ability to collect, use or disclose information relating to individuals, which could decrease demand for our platform or solutions, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. Moreover, because the interpretation and application of many laws and regulations relating to privacy, data protection and cybersecurity, along with certain industry standards, are uncertain, it is possible that these laws, regulations and standards, or contractual obligations to which we are or may become subject, or to which we may be alleged to be subject, may be interpreted and applied in a manner that is inconsistent with our existing or future data management practices or features of our platform and solutions. Our actual or perceived failure to adequately comply with any such applicable laws, regulations, standards, and other actual or asserted obligations or to protect personal data and other data we process or maintain, could result in regulatory investigations and enforcement actions against us, fines, penalties and other liabilities, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, required efforts to mitigate or otherwise respond to incidents, litigation, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our operations, financial performance and business. Even the perception of privacy, data protection or cybersecurity concerns, whether or not valid, may harm our reputation and inhibit adoption of our solutions and subscriptions by current and future customers.

Risks Related to Sales of Our Solutions, Subscriptions and Services

If we are unable to sell additional solutions, subscriptions and services, as well as renewals of our subscriptions and services, to our customers, our future revenue and operating results will be harmed.

Our future success depends, in part, on our ability to expand the deployment of our Mandiant Advantage platform with existing customers by selling them additional solutions, subscriptions and services. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional solutions, subscriptions and services depends on a number of factors, including the perceived need for additional IT security, general economic conditions, and our customers' level of satisfaction with our existing solutions they have previously purchased. If our efforts to sell additional solutions, subscriptions and services to our customers are not successful, our business may suffer.

Further, existing customers that purchase our platform have no contractual obligation to renew their subscriptions after the initial contract period, and given our limited operating history, we may not be able to accurately predict our retention rates. Our customers’ retention rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our platform, our customer support, customer budgets and the pricing of our platform compared with the solutions and services offered by our competitors. If our customers renew their subscriptions, they may renew for shorter contract lengths or on other terms that are less economically beneficial to us. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their subscriptions or renew them on less favorable terms, our revenue may grow more slowly than expected, not grow at all, or even decline.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales, billings and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

Our results of operations may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of our sales cycle and the short-term difficulty in adjusting our operating expenses. Our results of operations depend in part on sales to large organizations. The length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. To the extent our competitors develop solutions that our prospective customers view as equivalent to ours, our average sales cycle may increase. Because the length of time required to close a sale varies substantially from customer to customer, it is difficult to predict exactly when, or even if, we will make a sale with a potential customer. As a result, large individual sales have, in some cases, occurred in quarters subsequent to or in advance of those we anticipated, or have not occurred at all. We are generally billing a number of large deals in any quarter, and the loss or delay of one or more of these large transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is delayed. As a result, it is difficult for us to forecast our revenue accurately in any quarter based on our internal forecasts of billings. Because a substantial portion of our expenses are relatively fixed in the short term, our results of operations will suffer if our revenue falls below our expectations in a particular quarter, which could cause the price of our common stock to decline.

We rely on revenue from sales of solutions and subscriptions, and because we recognize revenue from these sales over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.

Revenue from sales of our solutions and subscriptions accounts for a significant portion of our total revenue. New or renewal sales of subscriptions may decline or fluctuate as a result of a number of factors, including customers’ level of satisfaction with our solutions and subscriptions, the actual or perceived efficacy of our security solutions, the prices of our solutions and subscriptions, the prices of solutions and subscriptions offered by our competitors or reductions in our customers’ spending levels. If our sales of new or renewal subscription and service contracts decline, our revenue and revenue growth rate may decline and adversely affect our business. In addition, we recognize revenue from our subscriptions revenue ratably over the term of the relevant contract period, which is generally between one to five years. As a result, much of the solution, subscription and support revenue we report each quarter is derived from sales in prior quarters. Consequently, a decline in new or renewal sales in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant decreases in the market acceptance of, or demand for, our solutions or subscriptions may not be immediately apparent from our results of operations until future periods. Also, it is difficult for us to rapidly increase our revenue through additional sales in any period, as the majority of our revenue is derived from sales of our solutions, subscriptions and services sold in prior periods. Furthermore, any increases in the average term of our subscriptions would result in a longer revenue recognition period, and could reduce the amount of revenue recognized in each period.

The sales prices of our solutions, subscriptions and services may decrease, which may reduce our gross profits and adversely impact our financial results.

The sales prices for our solutions, subscriptions and services may decline for a variety of reasons, including competitive pricing pressures, discounts, anticipation of the introduction of new solutions by our competitors, or promotional programs offered by us or our competitors. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse solution and service offerings may reduce the price of solutions or subscriptions that compete with ours or may bundle them with other solutions and subscriptions. Additionally, although we price our solutions and subscriptions worldwide in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions, or the effective prices we realize in our reporting currency. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new subscription offerings, if introduced, will enable us to maintain our gross profits at levels that will allow us to achieve profitability.

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
•closer relationships with, and dependence upon, large technology companies who offer competitive solutions; and
•more pressure for discounts and write-offs.

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
•government certification requirements applicable to our solutions may change and, in doing so, restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification;
•government demand and payment for our solutions and services may be impacted by government shutdowns, public sector budgetary cycles, contracting requirements and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions and services;
•we sell our solutions to governmental agencies through our indirect channel partners, and these agencies may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations; and
•governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our platform, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit were to uncover improper or illegal activities.

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

Once our platform is deployed within our customers’ networks, our customers depend on our technical and other support services, as well as the support of our channel partners, to resolve any issues relating to the implementation and maintenance of our platform. If we or our channel partners do not effectively assist our customers in deploying our platform, succeed in helping our customers quickly resolve post-deployment issues, or provide effective ongoing support, our ability to sell additional solutions, subscriptions or services as part of our platform to existing customers would be adversely affected and our reputation with potential customers could be damaged. Many larger organizations have more complex networks and require higher levels of support than smaller customers. If we fail to meet the requirements of our larger customers, it may be more difficult to execute on our strategy of upselling and cross selling with these customers. Additionally, if our channel partners do not effectively provide support to the satisfaction of our customers, we may be required to provide this level of support to those customers, which would require us to hire additional personnel and to invest in additional resources. It can take significant time and resources to recruit, hire, and train qualified technical support employees. We may not be able to hire such resources fast enough to keep up with demand. To the extent that we or our channel partners are unsuccessful in hiring, training, and retaining adequate support resources, our ability and the ability of our channel partners to provide adequate and timely support to our customers will be negatively impacted, and our customers’ satisfaction with our platform will be adversely affected. Additionally, to the extent that we need to rely on our sales engineers to provide post-sales support, our sales productivity will be negatively impacted, which would harm our results of operations.

We may not have visibility into particular transactions affecting our financial position and results of operations.

We may, from time to time, change our pricing models. For example, we may offer some of our solutions and services on a consumption-based pricing model. In such event, we will generally recognize revenue on consumption. Because our customers will have flexibility in the timing of their consumption, we will not have the visibility into the timing of revenue recognition that would be the case under a subscription-based pricing model. There is a risk that customers will consume our solutions and services more slowly than we expect, and our actual results may differ from our forecasts. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class actions.

Risks Related to Intellectual Property and Technology Licensing

Claims by others that we infringe their proprietary technology or other rights could harm our business.

Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. As we face increasing competition and gain an increasingly higher profile, the possibility of intellectual property rights claims against us grows. From time to time, third parties have asserted, and we expect that third parties will continue to assert, claims of infringement of intellectual property rights against us. For example, on December 29, 2017, we executed Confidential Patent License Agreements with Finjan Holdings, Inc. (“Finjan”), whereby we resolved all pending litigation matters. Under the terms of the settlement agreement, we paid Finjan a one-time net cash settlement amount of $12.5 million in December 2017, in exchange for the resolution and settlement of all claims between Mandiant and Finjan and for cross-licenses between the companies of certain issued patents and patent applications. Other security companies have paid amounts to the same plaintiff to license some of the patents asserted against us. Third parties may in the future also assert claims against our customers or channel partners, whom our standard license and other agreements obligate us to indemnify against claims that our solutions infringe the intellectual property rights of third parties. Many of our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. In addition, future litigation may involve patent holding companies or other patent owners who have no relevant product offerings or revenue and against whom our own patents may therefore provide little or no deterrence or protection. Any claim of intellectual property infringement by a third party, even a claim without merit, could cause us to incur substantial costs defending against such claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by the discovery process.

Although third parties may offer a license to their technology or other intellectual property, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. We may also be subject to additional fees or be required to obtain new licenses if any of our licensors allege that we have not properly paid for such licenses or that we have improperly used the technologies under such licenses. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its technology or other intellectual property on reasonable terms, or at all, we could be enjoined from continued use of such intellectual property. As a result, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we could be unable to continue to offer our affected solutions, subscriptions or services), effort, and expense and may ultimately not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain solutions, providing certain subscriptions or performing certain services or that requires us to pay substantial damages, royalties or other fees. Any of these events could harm our business, financial condition and results of operations.

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

Technology alliance partnerships require significant coordination between the parties involved, particularly if a partner requires that we integrate its solutions with our solutions. This could involve a significant commitment of time and resources by our technical staff and their counterparts within our technology alliance partner. The integration of solutions from different companies may be more difficult than we anticipate, and the risk of integration difficulties, incompatible solutions and undetected programming errors or defects may be higher than the risks normally associated with the introduction of new solutions. It may also be more difficult to market and sell solutions developed through technology alliance partnerships than it would be to market and sell solutions that we develop on our own. Sales and marketing personnel may require special training, as the new solutions may be more complex than our other solutions.

We invest significant time, money and resources to establish and maintain relationships with our technology alliance partners, but we have no assurance that any particular relationship will continue for any specific period of time. In addition, our technology alliance partners may currently or in the future have offerings that compete with our offerings in certain markets, which may make it difficult to establish long-term or effective relationships with them. Generally, our agreements with technology alliance partners are terminable without cause with no or minimal notice or penalties. If we lose a significant technology alliance partner, we could lose the benefit of our investment of time, money and resources in the relationship. In addition, we could be required to incur significant expenses to develop a new strategic alliance or to determine and implement an alternative plan to pursue the opportunity that we targeted with the former partner.

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

We incorporate technology from third parties into our solutions, and our inability to obtain or maintain rights to the technology could harm our business.

We incorporate technology from third parties into our solutions. We cannot be certain that our suppliers and licensors are not infringing the intellectual property rights of third parties or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may sell our solutions. Some of our agreements with our suppliers and licensors may be terminated for convenience by them. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain such technology or enter into new agreements on commercially reasonable terms, our ability to develop and sell solutions, subscriptions and services containing such technology could be severely limited, and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, including certain sole suppliers, we may be forced to acquire or develop alternative technology, which may require significant time, cost and effort and may be of lower quality or performance standards. This would limit and delay our ability to offer new or competitive solutions and increase our costs of development. If alternative technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our solutions, subscriptions and services. As a result, our margins, market share and results of operations could be significantly harmed.

Our solutions and subscriptions contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our solutions and subscriptions.

Our solutions and subscriptions contain software modules licensed to us by third-party authors under “open source” licenses. The use and distribution of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar solutions with lower development effort and time and ultimately could result in a loss of sales for us.

Although we monitor our use of open source software to try to avoid subjecting our solutions and subscriptions to conditions, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize solutions and subscriptions incorporating such software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our solutions and subscriptions will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our solutions on terms that are not economically feasible, to re-engineer our solutions, to discontinue the sale of our solutions if re-engineering could not be accomplished on a timely or cost-effective basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, results of operations and financial condition.

Risks Related to Operations Outside the United States

We generate a significant amount of revenue from sales through resellers, distributors and end-customers outside of the United States, and we are therefore subject to a number of risks associated with international sales and operations.

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
•risks associated with trade restrictions and foreign legal requirements, including any importation, certification, and localization of our solutions that may be required in foreign countries and any changes in trade relations and restrictions;
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
•political and economic instability in some countries, such as those caused by recent U.S. presidential elections and Brexit;
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

For example, Brexit could also lead to further legislative and regulatory changes. A Data Protection Act that substantially implements the GDPR has been implemented in the U.K., effective in May 2018 and subject to additional statutory amendments in 2019 to further align such Data Protection Act with the GDPR. It is unclear, however, how U.K. data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated. In particular, the U.K.’s exit from the EU to effectuate Brexit could require us to make additional changes to the way we conduct our business and transmit data from the EU into the U.K.

These and other factors could harm our ability to generate future international revenue and, consequently, materially impact our business, results of operations and financial condition.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our sales contracts are denominated in U.S. dollars, and therefore our revenue is not subject to foreign currency risk. However, strengthening of the U.S. dollar increases the real cost of our solutions, subscriptions and services to our customers outside of the United States, which could lead to delays in the purchase of our solutions and services and the lengthening of our sales cycle. In addition, we are incurring an increasing portion of our operating expenses outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates.

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

Our solutions are subject to U.S. export controls, specifically the Export Administration Regulations and regulations enforced by the Office of Foreign Assets Control. We incorporate standard encryption algorithms into many of our solutions, which, along with the underlying technology, may be exported outside of the U.S. only with the required export authorizations, including by license, license exception or other appropriate government authorizations, which may require the filing of an encryption registration and classification request. Additionally, our current or future solutions may be classified under the Commerce Department Export Administration Regulations (“EAR”) or as defense articles subject to the United States International Traffic in Arms Regulations (“ITAR”). Most of our solutions have been classified under the EAR and are generally exportable without needing a specific license, under an EAR exception for encryption software. If a solution, or component of a solution, is classified under the ITAR, or is ineligible for the EAR encryption exception, then those solutions could be exported outside the United States only if we obtain the applicable export license or qualify for a different license exception. In certain contexts, the services we provide might be classified as defense services subject to the ITAR separately from the solutions we provide. Compliance with the EAR, ITAR, and other applicable regulatory requirements regarding the export of our solutions, including new releases of our solutions and/or the performance of services, may create delays in the introduction of our solutions in non-U.S. markets, prevent our customers with non-U.S. operations from deploying our solutions throughout their global systems or, in some cases, prevent the export of our solutions to some countries altogether. Violations of U.S. sanctions or export control regulations can result in significant fines or penalties and possible incarceration for responsible employees and managers. If our channel partners fail to obtain appropriate import, export, or re-export licenses or permits, we may also be adversely affected through reputational harm, as well as other negative consequences, including government investigations and penalties.

In addition, proposed regulations have been released in the United States which may subject additional solutions, technology, and services to control under the EAR. If those regulations go into effect as currently written, we may need to apply for and obtain licenses prior to exporting these items to certain destinations and end-users. This licensing requirement could increase the time between order and delivery for these items and also could result in us not being able to provide solutions and services to particular customers if any license request is denied, which could adversely affect our business, financial condition and results of operations.

Also, various countries, in addition to the United States, regulate the import and export of certain cybersecurity, encryption and other solutions, technology and services, including through export and import permit and licensing requirements, and have enacted laws that could limit our ability to distribute our solutions, could limit our customers’ ability to implement our solutions or could limit our ability to provide services to our customers in those countries. Changes in our solutions or changes in export and import regulations may create delays in the introduction of our solutions into international markets, prevent our customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export to or sell our solutions in international markets would likely adversely affect our business, financial condition and results of operations.

Risks Related to Our Convertible Senior Notes

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future growth, business needs and development plans.

We have substantial existing indebtedness. In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the "Series A Notes") and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the "Series B Notes" and, together with the Series A Notes, the "2035 Notes"). During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (the "2024 Notes" and, together with the 2035 Notes, the "convertible notes") and repurchased approximately $340.2 million aggregate principal amount of the Series A Notes. During the three months ended June 30, 2020, we repurchased approximately $96.4 million aggregate principal amount of the Series A Notes. As a result, as of September 30, 2021, we had approximately $1.1 billion aggregate principal amount of convertible notes outstanding.
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

Our ability to meet our payment obligations under our convertible notes depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

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

The current accounting method for reflecting the convertible notes on our balance sheet, accruing interest expense for the convertible notes and reflecting the shares of our common stock underlying the convertible notes in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. Under current accounting principles, the initial liability carrying amount of the convertible notes is the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, unconvertible debt.

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

When we adopt ASU 2020-06, we expect the elimination of the separate accounting for the convertible notes described above to reduce the interest expense that we expect to recognize for the notes for accounting purposes. In addition, ASU 2020-06 eliminates the use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, and instead requires application of the “if-converted” method. Among other potential impacts, our adoption of ASU 2020-06 is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the convertible notes. Furthermore, if any of the conditions to the convertibility for a series of convertible notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of such series of convertible notes as a current, rather than a long-term, liability. This reclassification could be required even if no holders of the applicable series of convertible notes convert their notes and could materially reduce our reported working capital and have a material effect on our reported financial results.

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

Risks Related to Our Series A Convertible Preferred Stock

The holders of Series A Convertible Preferred Stock may exercise influence over us, including through their ability to designate a member of our board of directors.

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

The holders have the right under the Series A Certificate of Designation to receive a liquidation preference entitling them to be paid an amount per share equal to the greater of (i) $1,000 per share, plus all accrued and unpaid dividends and (ii) the amount that the holder of Series A Convertible Preferred Stock would have been entitled to receive at such time if the Series A Convertible Preferred Stock were converted into common stock. In addition, the holders are entitled to dividends on the original purchase price of $1,000 per share at a rate of 4.5% per annum, that (i) for the first three years after December 11, 2020, or the Series A closing date, will be paid in-kind, and (ii) after the third anniversary of the Series A closing date, will, at our election either be paid in cash, or, if not, will accrue and accumulate, in each case, accruing daily and paid quarterly in arrears. The holders are also entitled to participate in dividends declared or paid on the common stock on an as-converted basis.

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

The trading market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our shares, industry sector or solutions, our share price would likely decline. If one or more of these analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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
•announcements of new solutions, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

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
•actual or perceived security breaches or incidents that we or our service providers may suffer;
•sales of large blocks of our common stock or substantial future sales by our directors, executive officers, employees and significant stockholders; and
•departures of key personnel.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock has been highly volatile since our IPO in September 2013, and several lawsuits alleging violations of securities laws were filed against us and certain of our current and former directors and executive officers in 2014 and 2015. Any securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of us. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:
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

In June 2021, our board of directors approved a stock repurchase program for the repurchase of up to $500 million of the currently outstanding shares of our common stock. As of September 30, 2021, approximately $400 million remained available under the stock repurchase program. The repurchase program has no termination date and may be suspended for periods, amended or discontinued at any time. We are not obligated to repurchase a specified number or dollar value of shares. Share repurchases under the program will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. There can be no guarantee around the timing of our share repurchases, or that the volume of such repurchases will increase. The stock repurchase program could affect the price of our common stock, increase volatility, diminish our cash reserves, and even if fully implemented may not enhance long-term stockholder value.

Risks Related to Potential Catastrophic Events

The global COVID-19 pandemic, and government imposed COVID-19 vaccination mandates or testing requirements, could harm our business and results of operations.

This COVID-19 pandemic has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, including the occurrence of breakthrough cases and COVID-19 variants, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, any of which could harm our business and results of operations. In addition, the COVID-19 pandemic may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. More generally, the COVID-19 pandemic could adversely affect economies and financial markets globally, potentially leading to an economic downturn, which could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

In addition, on September 9, 2021, President Biden directed the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (the “ETS”) requiring that all employers with at least 100 employees ensure that their U.S. employees are fully vaccinated for COVID-19 by January 4, 2022 or obtain a negative COVID-19 test at least once a week. The ETS was issued on November 4, 2021. As a company with more than 100 U.S. employees, we would be required to mandate COVID-19 vaccination of our U.S. workforce or require our unvaccinated U.S. employees to be tested on a weekly basis. Although this ETS takes effect immediately, it also serves as a proposal under Section 6(b) of the Occupational Safety and Health Act for a final standard. It remains unclear, among other things, if the final OSHA standard will apply to all U.S. employees or only to U.S. employees who work in an office, and how compliance will be documented. President Biden also issued an Executive Order requiring certain COVID-19 precautions for U.S. government contractors and their subcontractors, which would include us, including mandatory employee vaccination (subject to medical and religious exemptions) (the “Executive Order”). We are evaluating the ETS and taking steps to comply with the Executive Order. Our preparation and implementation of these requirements could be difficult, costly, and potentially result in employee attrition, including attrition of key employees, disruptions in workforce performance, and difficulty securing future labor needs, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism or armed conflicts.

Natural disasters or other catastrophic events, including earthquakes, fires, floods, significant power outages, telecommunications failures, outbreak of pandemic or contagious diseases (including, but not limited to, the current COVID-19 pandemic) and cyber attacks, may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a material adverse impact on our business, results of operations, and financial condition. Our corporate headquarters is located in California, a region known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities or the facilities of our public cloud providers could result in disruptions, outages, and other performance and quality problems. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a natural disaster or other catastrophic event. In addition, computer malware, viruses and computer hacking, fraudulent use attempts, and phishing attacks have become more prevalent in our industry, and our internal systems may be victimized by such attacks.

Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses we may incur. Furthermore, acts of terrorism, armed conflicts and other geo-political unrest could cause disruptions in our business or the business of our public cloud providers, partners, or customers or the economy as a whole. Any disruption in the business of our public cloud providers, partners or end-customers that impacts sales could have a significant adverse impact on our financial results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our public cloud providers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders or the loss of customers, our business, financial condition and results of operations would be adversely affected.

General Risk Factors

Fluctuating economic conditions make it difficult to predict revenue for a particular period, and a shortfall in revenue may harm our business and operating results.

Our revenue depends significantly on general economic conditions and the demand for solutions and services in the IT security market. Economic weakness, customer financial difficulties, and constrained spending on IT security may result in decreased revenue and earnings.

In addition, concerns regarding the effects of Brexit, uncertainties related to changes in public policies such as domestic and international regulations, taxes, or international trade agreements, international trade disputes, government shutdowns, geopolitical turmoil and other disruptions to global and regional economies and markets in many parts of the world, have and may continue to put pressure on global economic conditions and overall spending on IT security. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the EU may adversely impact the ability of our customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our platform.

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

Uncertainty about future economic conditions also makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness for us or our customers, failure of our customers and markets to recover from such weakness, customer financial difficulties, and reductions in spending on IT security could have a material adverse effect on demand for our solutions, subscriptions and services and consequently on our business, financial condition and results of operations.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, has made and will continue to make some activities more difficult, time-consuming or costly, and has increased and will continue to increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

We are subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act ("Section 404"), enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management's report for fiscal 2020 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our common stock.

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

We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or this internal control may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

The following table summarizes stock repurchases during the three months ended September 30, 2021 (in thousands, except per share amounts):

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
July 1, 2021 – July 31, 2021	—	—	—
August 1, 2021 – August 31, 2021	1,786	$17.72	1,786	$400,000
September 1, 2021 – September 30, 2021	—	—	—
Total:	1,786		1,786

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

MANDIANT, INC.

Dated: November 9, 2021	By:	/s/ Frank E. Verdecanna
Frank E. Verdecanna
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and duly authorized signatory)