Form 10-K
period 2021-12-31
Mandiant, Inc.
filed 2022-03-01
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission file number 001-36067

Mandiant, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1548921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11951 Freedom Drive, 6th Floor
Reston, VA 20190
(Address of principal executive offices and zip code)

(703) 935-1700
(Registrant's telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MNDT	The NASDAQ Global Select Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $4.8 billion, based on the closing sales price of such stock reported for such date on The NASDAQ Global Select Market. This calculation does not reflect a determination that persons are affiliates for any other purposes.
    The number of outstanding shares of the registrant’s common stock was 233,826,926 as of February 23, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” the negative and plural forms of these words and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:
•the evolution of the threat landscape facing our customers and prospects;
•our ability, and the effects of our efforts, to educate the market regarding the advantages of our security solutions;
•our ability to continue to grow revenues, in particular annual recurring revenues from subscriptions;
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
•our ability to innovate new and enhanced offerings and bring them to market in a timely manner;
•our ability to build strategic partnerships with security product companies that the FireEye Products business previously competed with;
•our ability to design and build a platform that is agnostic and can work with other security systems and products;
•our ability to maintain, protect, and enhance our brand and intellectual property;
•our ability to expand internationally;
•the effects of increased competition in our market and our ability to compete effectively;
•cost of revenue, including changes in costs associated with our services and customer support;
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
•our expectations concerning relationships with third parties, including strategic partners, channel partners and logistics providers;
•economic and industry trends or trend analysis;
•the impact of the COVID-19 pandemic and related public health measures on our business and the global economy;
•the attraction, training, integration and retention of qualified employees and key personnel;
•future acquisitions of or investments in complementary companies, products, subscriptions or technologies;
•our expectations, beliefs, plans, intentions and strategies related to our acquisition of Respond Software, Inc. and Intrigue Corp.;

•our expectations, beliefs, plans, intentions and strategies related to our divestiture of the FireEye Products business to a consortium led by Symphony Technology Group including, our expectations related to the transition services agreement and the impact of the divestiture on our remaining business;
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

PART I
Item 1. Business
General
Mandiant, Inc. is a global cybersecurity company with a mission to protect our customers from cyber-attacks using innovative technology, intelligence and expertise from the front lines.
We provide intelligence-based cybersecurity solutions and services that allow organizations to prepare for, prevent, investigate, respond to and remediate cyber-attacks, including attacks that target on-premises, cloud, and critical infrastructure environments.
We have evolved our business from a focus on appliance-based detection and prevention of stealthy and targeted cyber-attacks in customers’ on-premise networks by expanding our portfolio of technologies and services to help customers address today’s cybersecurity challenges. These challenges include a constantly evolving threat environment, expanding attack surfaces, ongoing digital transformation initiatives, and an acute shortage of cybersecurity talent.
We accomplish this through the integration of our core competitive advantages across our portfolio of cybersecurity solutions and services. Our core competitive advantages include:
•our accumulated security expertise derived from responding to thousands of significant breaches over the past 15 years,
•our intelligence on threats and threat actors based on our experience responding to thousands of significant security incidents every year, as well as threat intelligence gathered by our security analysts, consultants and the continuous flow of machine-based threat data from our global network of threat sensors and virtual machines and,
•our technologies, including artificial intelligence-based extended detection and response ("XDR") technologies, our security validation technology, our machine-learning, behavioral-based, and rules-based threat detection, analysis and correlation technologies, and attack surface management.
We design our cybersecurity solutions to rapidly incorporate the latest threat intelligence as the threat environment evolves. Through our work on the front lines, we learn the tactics, techniques and procedures ("TTPs") attackers are using to circumvent current security safeguards. Our expertise and threat intelligence fuels our detection, validation, and automated response capabilities and becomes an integral component of our technologies in a cycle of intelligence-driven innovation. We also offer managed and consulting services to our customers to augment their internal security resources, to aid in the deployment and management of our solutions and to provide expertise on-demand when needed.
We believe that the combination of our technologies, threat intelligence and security expertise allows us to deliver more effective cybersecurity SaaS solutions and services, help customers improve the effectiveness of their cyber defense and security investments, and enables us to build long-term relationships with our customers.
We market our solutions and services under the Mandiant brand.
Mandiant helps customers improve their resilience to cyber-attacks by automating and operationalizing our intelligence and expertise in software, and by augmenting internal resources with Mandiant expertise through managed services as well as on demand and consulting services. Our Mandiant solutions include our controls-agnostic threat intelligence, validation, attack surface management and XDR SaaS solutions, as well as our portfolio of managed services and consulting services. We have developed the Mandiant Advantage platform to be a single portal for customers to access all Mandiant Advantage modules and to integrate with our customers' existing security technology environment.
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
In May 2021, we entered into an Asset Purchase Agreement, pursuant to which we agreed to sell the FireEye Products business to a consortium led by Symphony Technology Group ("STG"). The transaction closed on October 8, 2021.
In June 2021, we announced a stock repurchase program for the repurchase of up to $500 million of our common stock. There is no expiration date on this authorization, and we may suspend, amend or discontinue the repurchase program at any time. During the year ended December 31, 2021, we repurchased 16.8 million shares of our common stock for $300.0 million, at an average repurchase price of approximately $17.81 per share. The repurchases were recorded to additional paid-in capital as we are in an accumulated net deficit position.
In August 2021, we acquired Intrigue Corp ("Intrigue"), a developer of attack surface management technology.

As of December 31, 2021, we had approximately 5,300 end-customers; approximately 48% are included in the Forbes Global 2000. Our customers include leading enterprises in a diverse set of industries, including telecommunications, technology, financial services, public utilities, healthcare and oil and gas, as well as leading U.S. and international governmental agencies.
For the years ended December 31, 2021, 2020 and 2019, our revenue was $483.5 million, $399.7 million and $331.4 million, respectively, representing year-over-year growth of 21% for the year ended December 31, 2021 and 21% for the year ended December 31, 2020. We recognized net losses from continuing operations of $412.1 million, $349.3 million and $362.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. We recognized net income after discontinued operations of $897.7 million for the year ended December 31, 2021 and net losses after discontinued operations of $213.0 million and $257.4 million for the years ended December 31, 2020 and 2019, respectively.
Impact of COVID-19 on our Business
In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a global pandemic. We operate in geographic locations that have been impacted by COVID-19. The pandemic has impacted, and could further impact, our operations and the operations of our customers as a result of quarantines, various local, state and federal government public health orders, facility and business closures, and travel and logistics restrictions. With our COVID-19 safety plans, work-from-home and return-to-office policies and restricted employee travel to essential, business-critical trips we were able to maintain strong customer relationships and deliver our technology-enabled managed and professional services to customers without interruption. As a result, we did not incur significant disruptions to our operations during the year ended December 31, 2021 due to the pandemic.
We anticipate governments and businesses may take additional actions or extend existing actions to respond to the risks of the COVID-19 pandemic, including any recurrence of the virus or its variants. We continue to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. Although we are unable to predict the impact of the COVID-19 pandemic on our business, results of operations, liquidity or capital resources at this time, we expect we may be negatively affected if the pandemic and related public health measures further result in substantial supply chain problems, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, delays in payment, or other ramifications from the COVID-19 pandemic.
For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Available Information
Our principal executive offices are located at 11951 Freedom Drive, 6th Floor, Reston, VA 20190, and our telephone number is (703) 935-1700.
Our website is www.mandiant.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this report, and you should not consider information on our website to be part of this report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing.
Investors and others should note that we announce material financial information to our investors using our investor relations website (https://investors.mandiant.com), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information.
Our Cybersecurity SaaS Solutions and Services
Our SaaS solutions and services are designed to help organizations of all sizes improve their resilience to cyber-attacks and reduce the risks of a costly breach. We market our solutions and services under the Mandiant brand. Mandiant helps customers prevent, detect, investigate, and respond to cyber-attacks.
Platform, cloud subscription and managed services
Mandiant Advantage SaaS Solutions
Mandiant Advantage is a controls-agnostic SaaS platform that helps customers improve their security profile with software that operationalizes our intelligence in their environments and managed services that augment internal resources, regardless of the security control products deployed. Mandiant's SaaS offerings include our threat intelligence subscriptions, our security validation, attack surface management and XDR software-as-a-service solutions, and our managed services where Mandiant experts manage our SaaS solutions for our customers. We developed the Mandiant Advantage SaaS platform to be a single portal for Mandiant customers.

Subscriptions to Mandiant SaaS solutions are typically offered for one- or three-year terms and are usually invoiced for the full term of the subscriptions up-front.
Mandiant Advantage - Threat Intelligence is a powerful SaaS-based module within the Mandiant Advantage platform that provides organizations of all sizes with up-to-the-minute, relevant cyber threat intelligence so they can focus on and address the threats that matter now.
Threat Intelligence is available in three subscription levels through the Mandiant Advantage platform:
•Free subscription includes publicly known vulnerability and threat intelligence overlaid with Mandiant insights and threat scores to provide situational awareness;
•Security Operations subscription provides intelligence on actors, malware and vulnerabilities to help customers prioritize alerts and understand the attacker, capabilities and motivations behind security events; and
•Fusion subscription provides in-depth analysis of threat actors, technical and dark web research findings, and incident response intelligence to enable informed cyber defense investments and decisions.
Our Digital Threat Monitoring and Vulnerability modules are included in Fusion, and are available as add-on subscriptions to Security Operations and Free subscription levels. Digital Threat Monitoring helps customers identify unknown breaches and high probability attacks by using customer-defined key words and our automated web reconnaissance technology to analyze content on the open and dark web for credential leakage, public data exposure and other potential threats. Our Vulnerability add-on subscription provides notifications on new zero-day vulnerabilities and analysis of likely usage by threat actors to enable targeted resolution.
Mandiant Advantage Security Validation. Security Validation allows organizations to measure, manage and communicate the effectiveness of their security controls. The solution is led by the latest threat intelligence and safely emulates attack behaviors and malware within customer environments and aggregates, analyzes and reports on security controls ability to detect, prevent and generate alerts. Customers use validation findings to identify gaps in security defense, often due to equipment misconfigurations and environmental drift within the IT environment, as well as identify opportunities for optimization and cost rationalization. Security Validation may be used to automate testing and reporting of industry attack frameworks, including MITRE ATT&CK Framework and NIST, with an extensive content library of global threat actors and relevant threats powered by Mandiant Advantage Threat Intelligence.
Our Security Validation architecture includes extensive out-of-the-box integrations that span across organizations' entire security environment and authentically challenges security controls across the full attack life cycle, arming security leaders with data to quantify risk and prove security effectiveness and the value of their investments. Based on customer's desired business outcomes or specific threats, Security Validation is available as a cloud-based security-as-a-service or deployed as a virtual appliance on-premise, a SaaS solution or managed service overseen by Mandiant experts.
Mandiant Advantage Automated Defense (formerly Respond Security Analyst) is a cloud-native XDR solution that automates the analysis of data from control points, security solutions and analytics at machine-speed to identify and prioritize high risk security events for further investigation. Automated Defense uses artificial intelligence techniques, including probabilistic mathematics and an integrated reasoning engine to mimic the judgement of security analysts. Automated Defense integrates with security products from more than 65 security and IT vendors and is available as cloud-based software-as-a-service or a detection and response service or as a managed detection and response service overseen by Mandiant experts.
Managed services. We offer managed detection and response ("MDR") and managed validation services overseen by Mandiant experts with frontline experience to augment internal security resources. Our Managed Defense MDR service is available to provide nights and weekends coverage, managed endpoint security, and managed security for industry control systems ("ICS") and operational technology (OT) environments using our detection and response technologies. Our Managed Validation service utilizes our Security Validation software to test security effectiveness based on pre-defined customer parameters.
Professional Services
Mandiant professional services include industry-leading incident response, security assessment, transformation consulting and training services with remote and on-site tactical support. Our services help organizations effectively prepare for, prevent, investigate, respond to and remediate cyber-attacks to minimize the impact of an attack before, during and after an incident.
•Incident response services. Mandiant incident response services include investigation, containment, remediation and crisis management services to help organizations resolve security incidents quickly. We also offer compromise assessments to help clients understand if they are currently compromised and incident response retainers to pre-negotiate rates and establish an SLA.
•Security assessment services. Our security assessment capabilities cover a broad spectrum of offerings that help organizations evaluate their ability to prevent, detect, respond, and contain cyber threats before they disrupt the business. Services include security program assessments covering the entire enterprise, including cloud and remote access environments, ransomware, cybersecurity risk, security due diligence, insider threats and industrial controls. We also offer response readiness assessments and tabletop exercises to help organizations test their incident preparedness and hone their skills. Additionally, we can help organizations evaluate their ability to detect and respond to attacks with red and purple team exercises and penetration testing, as well as a number of targeted assessment services covering specific components of the enterprise environment.
•Security transformation services. Our cyber threat intelligence and cyber defense operations transformation services help organizations build, develop, and mature their cyber defense capabilities by improving an organizations detection, response, containment and remediation capabilities. Mandiant Consulting provides hand-on support to design and implement and operate cyber threat intelligence and incident response processes and solutions within the existing cyber defense environment.
•Cybersecurity training. We offer instructor-led and self-paced online courses to our customers and channel partners through our training department and authorized training partners. Courses draw from the full spectrum of Mandiant capabilities, including advanced cyber threat intelligence analysis, frontline incident response expertise, red teaming and malware reversing developed by Mandiant experts.
•Mandiant Expertise On Demand. Expertise On Demand is an annual subscription for flexible, pay-per-use access to our threat intelligence and expertise as microservices. Customers purchase packages of units based on their anticipated needs and use the units to access threat intelligence and Mandiant services, including our incident response retainer at pre-determined unit values. Unused units typically expire one year after purchase.
For contributions to total revenue by significant category of revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.
Our Technologies
We have developed proprietary technologies related to machine-based threat detection, continuous security controls validation, security orchestration, and automated extended detection and response. Our technologies leverage our frontline intelligence about threat actors’ tools and techniques, gathered through our incident response and security assessment engagements, the analysis of our machine-generated threat intelligence, and our network of security researchers, to adapt to new threats and changes in the threat environment. We use our technology in the delivery of our services, and believe these technologies, combined with our threat intelligence and security expertise, differentiate our products.
Security Validation. Our security validation software is designed to emulate attacker TTPs, including malware and ransomware, to safely deploy and execute code within customer production IT environments to understand an organization's level of cyber preparedness.
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
Evolved Security Architecture and Security Orchestration. Our products, SaaS solutions, and services are designed to operate as part of a comprehensive security architecture to defend organizations against today's cyber threats and minimize the business impact of cyber-attacks through efficient security operations and validation of security effectiveness. The ability to monitor and inspect network and email traffic, as well as stored files and forensic data, cloud activity, and equipment configurations is critical to detecting cyber threats and reducing the risk of a costly cyber breach. We combine this visibility with our dynamic, contextual and strategic threat intelligence, case management tools and AI-based XDR engine to enable rapid, prioritized responses to critical alerts. Our SOAR tools and technologies integrate with Helix and our XDR solutions to extend security processes and response activities across the IT infrastructure.
Customers
Our customer base has grown to approximately 5,300 end-customers as of December 31, 2021; approximately 48% are included in the Forbes Global 2000. We provide security control products, SaaS solutions and services to customers of varying sizes, including enterprises, governmental agencies and educational and nonprofit organizations. Our customers include leading enterprises in a diverse set of industries, including telecommunications providers, financial services entities, software, technology and Internet companies, stock exchanges, electrical grid operators, networking vendors, oil and gas companies, healthcare and pharmaceutical companies and leading U.S. and international governmental agencies.
Our business is not dependent on any particular end-customer as no end-customer represented more than 10% of our total revenue for any of the years ended December 31, 2021, 2020 or 2019. For the years ended December 31, 2021 and 2020, one reseller represented 10% of the Company's total revenue, but did not represent 10% or greater of the Company's total revenue for the year ended December 31, 2019.
Backlog

Orders for our subscriptions are typically billed in their entirety shortly after receipt of the order, even when the delivery term for the subscription or service extends over multiple periods. These amounts are included in deferred revenue, although the timing of revenue recognition for subscriptions and services may vary depending on the contractual service period or when services are rendered.
In certain instances, a customer may request periodic billing on a multi-period subscription or service contract or we may not have a contractual right to bill at period end. In these instances, the amount billed is included in deferred revenue and the amount to be billed in the future periods is included in backlog. Subscription and services backlog has historically represented approximately 5% of our deferred revenue. As a result, we do not believe that our backlog at any particular time is meaningful because it does not represent a material component of future revenue in any given period.
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
Sales and Marketing
Sales. Our sales organization consists of in-house sales teams who work in collaboration with external channel partners to identify new sales prospects, sell additional subscriptions and services, and provide post-sale support. Our field sales team is organized by territory and is responsible for enterprise and government accounts within their region. Our inside sales organization is responsible for sales to medium-sized and smaller organizations, and for renewal of existing subscriptions.
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
We have also cultivated alliances with non-traditional partners to generate customer referrals and extend our technologies, services and sales coverage to new market segments. These strategic partnerships include relationships with technology companies, insurance providers, large systems integrators, and managed service providers, and we have engaged in joint solution development with leading providers of software engineering services, payment systems, and public cloud platforms.
As part of our sales strategy, we often provide prospective customers with our solutions for a short-term evaluation period, typically ranging from one week to several months. During this period, the prospective customer conducts evaluations with the assistance of our sales engineers and members of our security research team. We believe that by providing proof of value evaluations to potential customers, we are able to demonstrate the effectiveness of our solutions by identifying suspicious and potentially malicious content in their actual IT environments.
As part of our strategy to increase adoption of our Mandiant Advantage platform and modules, we offer free access to publicly available threat intelligence enhanced with Mandiant threat scoring and other contextual information. The availability of additional information and features included with a paid subscription is shown to users within the platform to encourage paid upgrades.
Additionally, our Mandiant consultants use our validation and ASM solutions in their incident response and security consulting engagements, providing de facto proof of value evaluations in the customer’s environment and often resulting in follow-on sales of our solutions.
Our sales cycle varies by industry and can be long and unpredictable, but is typical of large, complex enterprise sales cycles that can last several months or more. However, some transactions can close in a few weeks when an active breach is discovered.
Our sales organization is supported by sales engineers with deep technical domain expertise who are responsible for pre-sales technical support, solutions engineering for our customers, proof of value work and technical training for our channel partners. Our sales engineers also act as the liaison between customers and our marketing and product development organizations. Our Customer Success organization is focused on improving our customers’ post-sales experience to increase customer satisfaction, retention and cross-selling.
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

Technology Alliance Partners
Mandiant has built a robust ecosystem of technology alliance partners that extends the breadth and depth of our solutions. Spanning multiple technology categories, including network monitoring vendors, security information and event management vendors, network equipment vendors, forensic software vendors, web application firewall vendors, cloud platform providers, and more. These partnerships provide for threat intelligence sharing, cross-vendor technology integrations, joint go-to-market efforts and solution development collaborations.

Our technology alliances accelerate the time to realize value from Mandiant solutions and help ease the complexity organizations face implementing and managing multi-layered, multi-vendor security solutions.
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
Research and Development
We invest substantial resources in research and development to develop new solutions, enhance our detection, analysis and correlation engines, expand our threat intelligence, build add-on functionality to our solutions, and improve our core technologies. We believe that adapting our software and cloud-based technologies to changes in the threat environment is critical to maintaining and expanding our leadership in the cybersecurity industry. We have prioritized investments in higher growth opportunities, including security validation, automated extended detection and response, and machine learning capabilities to provide threat intelligence, security effectiveness testing, unified reporting, and automated response features to customers in the Mandiant Advantage platform.
Our engineering teams have deep security and data management expertise and work closely with our customers and our Mandiant consultants to identify current and future needs. Our Mandiant consultants use our solutions in their incident response and security assessment engagements and provide continual feedback to our engineering, solutions management and marketing teams on solutions performance, detection efficacy, evasion techniques and attack trends. This continuous feedback mechanism allows us to adapt our SaaS solutions as the threat environment evolves.
In addition to our focus on platform development and enhancement, our research and development teams are focused on developing automation technologies using artificial intelligence and machine learning techniques to create learning systems that adapt to changes in the threat environment and generate efficiencies across our solutions and services offerings.
We maintain research and development activities across the globe with teams located in India, Ireland, Singapore and the United States.
Competition
We operate in the intensely competitive IT security market which is characterized by constant change and innovation. Changes in the threat landscape and broader IT infrastructures result in evolving customer requirements for cybersecurity. Several vendors have either introduced new products or incorporated features into existing products that compete with our solutions. Our current and potential future competitors fall into five general categories:
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
•providers of managed security services, such as CrowdStrike, Arctic Wolf; and

•Rapid7 and other providers of MDR and security consulting services, including incident response and compromise assessment services.
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
•the ability to integrate with third-party IT and security providers to provide visibility, prioritization of threats, and automate security processes across on-premise, remote, cloud, hybrid and critical infrastructure environments;
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
•flexible deployment options, including cloud-based software expert-assisted capabilities, and fully managed options;
•scalability, throughput and overall performance of our detection and prevention technologies;
•brand awareness and reputation;
•strength and effectiveness of sales and marketing efforts;
•ease of use and customer experience; and
•price and total cost of ownership.
We believe we compete favorably with our competitors on the basis of these factors as a result of our intelligence and expertise from the frontlines, as well as the features and performance of our solutions, the ease of integration of our solutions in diverse IT environments, the breadth of our services, the integration of our SaaS solution offerings in our platform, the measurement and reporting capabilities of our validation technologies, and the reputation of our Mandiant consulting organization. However, many of our competitors have substantially greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets, deeper customer relationships, broader distribution, and larger and more mature intellectual property portfolios.
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
Employees and Human Capital Management
We believe our ability to attract, engage and retain talent is necessary to drive achievement of our business objectives and ultimately realize our mission and vision. Doing the right thing for our customers and employees is a core value of our culture that we believe creates value for our shareholders. There are many things that define the culture of an organization – heritage, reputation, attitude, approach to execution, work ethic, and, most importantly, people. We seek out employees with qualities that facilitate high-quality results – those traits that give personal meaning to work and elevate our customers’ experiences. We believe that employees who feel appreciated create more satisfied customers, and we focus on improving and elevating our employees’ experiences at work. This means we are committed to providing a sense of belonging across our company that inspires everyone to respectfully speak-up, contribute their ideas, take action and be accountable. Our fundamental employee experience philosophies are:
•We emphasize our ONE TEAM culture of respect and inclusiveness.
•We make recognition an integral part of our culture.
•We care about our employees and their overall well-being.
•We reward extraordinary performance and results.
Employee demographics. As of December 31, 2021, we had approximately 2,335 employees, reflecting a global diversity of identity, background and experience.
Diversity, inclusion and belonging. We believe that diverse teams maximize their potential and bring with them diverse views, experiences and perspectives. We seek to integrate diversity and inclusion into the employee lifecycle, and are committed to providing a work environment that is free of discrimination and harassment, where our employees can do their best work, bring their full self to work, feel supported and in turn support others. We strive to create a working environment where everyone feels included and respected and has an equal opportunity to contribute and to maximize their potential. We have established a framework to drive diverse representation and inclusive behaviors across our company that includes actions to ensure equality of opportunity, increase diversity in our employee base, promote equality of pay across gender and ethnicity, and provide anti-bias training and education. We also seek to promote diversity and inclusion in our communities by supporting organizations that champion diversity and inclusion initiatives. In addition, we continue to invest in Mandiant-sponsored programs such as Elevate, which offers training, mentoring and other resources to women leaders in cybersecurity, and partnerships with military and veterans organizations.
Compensation and benefits. We are committed to providing employees and their families with benefits packages that support physical, mental and financial well-being. Our intent is that any benefit plans offered by Mandiant worldwide are regionally appropriate and competitive with other high-tech companies. In addition to the foundational rewards like competitive pay and benefits, we provide cash incentives, equity-based compensation and employee stock purchase programs where possible, generous paid time-off, including paid parental leave, professional development opportunities, and many other employee perks. We constantly review our pay practices and benefits to ensure we can hire the best employees possible. We also believe that equal pay is important to further advance diversity, inclusion and belonging in the workplace. In addition, we conduct an internal pay equity review each year which currently encompasses compensation analysis across gender globally as well as race and ethnicity categories in the U.S.
Our response to COVID-19. As part of our efforts to keep our employees safe and support efforts to slow the spread of COVID-19, we instituted COVID-19 safety plans, work-from-home and return-to-office policies, and we restricted travel to essential, “business-critical” needs. With the support and commitment of our employees, we were able to seamlessly pivot to a work-from-home model and continue protecting our customers without interruption. We believe open and on-going communications have been critical to maintaining our culture and productivity during the pandemic, and we hosted weekly update calls and created an internal website designed for this purpose. We also instituted multiple measures to maintain the health and well-being of our employees, while continuing to deliver our essential cybersecurity solutions to customers around the world. Specific measures included regular employee surveys to assess employee attitudes toward work location, “self-care days” to enable rest, volunteering, or family time, online training, wellness and support programs, and a stipend to office-based employees to assist in the functional set-up of their remote working environment. Our Pandemic Response Team continues to monitor conditions and mandates globally to ensure safe practices as the pandemic evolves.
Professional development and training. We believe that a culture that encourages continued learning and development creates an environment where great people want to work and contribute their best efforts. We also believe that great leadership is how organizations endure and excel. To help our leaders, individual contributors and teams reach their full potential, we offer extensive training and career development resources internally through our Learning and Development organization. These include leadership, soft skills, and technical training, coaching, and development consulting via traditional and non-traditional learning events, as well as free access to online learning platforms such as LinkedIn Learning. We also offer tuition reimbursement program for employees who wish to further their formal education. To reinforce our corporate culture of respect, diversity and inclusion, each employee is required to complete anti-harassment and privacy awareness training annually. In addition, we offer employees a course on Breaking Bias: The Neuroscience of Diversity, Inclusion and Belonging, to build awareness of cognitive bias and how it impacts day-to-day interactions, people, business and life decisions. We also implemented additional training resources to support our diversity, inclusion and belonging programs in 2021.
Communication and engagement. We strongly believe that our culture depends on our employees’ engagement and understanding of their contribution to the achievement of our strategic imperatives, vision and mission. Communicating powerfully and prolifically is a core competency in our ONE TEAM framework, and our senior leaders communicate regularly through a variety of channels, including quarterly all-hands meetings that are broadcast globally, weekly CEO updates, a monthly newsletter and regular “Mandiant on a Mission” updates. We also enabled Yammer, the community and social interaction tool available in Office365, company-wide to address the need for more social and community interaction in our globally diverse workforce. We have many active Yammer communities, including communities hosted by our employee resource groups Valor, Pride, and BOLD: Black Organization for Leadership and Development. In addition to prioritizing regular communications, we conduct regular employee surveys to seek feedback on what is going well and where we can focus our efforts to do more. Our annual company survey continues to surpass 80 percent participation rate each year, representing a wide cross segment of our employee population.
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

Summary
•If we are unsuccessful at executing our business plan and necessary transition activities following the sale of the FireEye Products business, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.
•We may not achieve the intended benefits of the sale of the FireEye Products business.
•If the IT security market does not continue to adopt our security solutions, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations and financial condition would be harmed.
•We have had operating losses each year since our inception, and may not achieve or maintain profitability in the future.
•We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.
•Real or perceived defects, errors or vulnerabilities in our solutions or services, the misconfiguration of our solutions, the failure of our solutions or services to detect or respond to a security breach or incident, or the failure of customers to take action on attacks identified by our solutions could harm our reputation and adversely impact our business, financial position and results of operations.
•Our results of operations may vary significantly from period to period, which could cause the trading price of our common stock to decline or fluctuate materially.
•If we are unable to retain our customers, renew and expand our relationships with them, and add new customers, we may not be able to sustain revenue growth and we may not achieve or maintain profitability in the future.
•Our ability to manage our business and monitor results is highly dependent upon IT systems. A failure of these systems or our planned QTC and ERP implementations could have a material adverse effect on our business.
•The implementation of our planned new ERP and change in related processes could negatively impact the effectiveness of our internal control over financial reporting.
•We have experienced network or data security incidents in the past, and we may experience additional network or data security incidents in the future, which, whether actual, alleged or perceived, may harm our reputation, create liability and adversely impact our financial results.
•If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.
•The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
•Sales of substantial amounts of our common stock in the public markets, or sales of our common stock by our executive officers and directors under Rule 10b5-1 plans, could adversely affect the market price of our common stock.
Risks Related to the Sale of the FireEye Products Business
If we are unsuccessful at executing our business plan and necessary transition activities following the sale of the FireEye Products business, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.
On October 8, 2021, we completed the sale of the FireEye Products business to Magenta Buyer LLC (“Trellix”), which is backed by a consortium led by Symphony Technology Group. This and other operational transitions have involved turnover in management and other key personnel and changes in our strategic direction. Transitions of this type can be disruptive, result in the loss of focus and diminished employee morale and make the execution of business strategies more difficult. We also paid one-time separation costs, a portion of which was paid with proceeds from the transaction. We have also entered into a transition services agreement (the "TSA") under which we currently provide assistance to Trellix including, but not limited to, business support services and IT services that have historically been provided to the FireEye Products business. We may experience delays in the anticipated timing of activities related to such transitions and higher than expected or unanticipated execution costs. If we do not succeed in executing on these transition activities while achieving our cost optimization goals, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

Even if we are successful at executing the transition of the FireEye Products business, the divestiture may not enhance long-term stockholder value as anticipated.
The TSA has an initial term of 12 months and may be extended by Trellix for up to two three-month extensions. Trellix may also terminate any or all services delivered pursuant to the TSA upon written notice, with such termination becoming effective the last day of the month following delivery of such notice. The TSA provides that Trellix will pay us a variable fee each month based on the specific services we have provided to it in the previous month. Once services terminate under the TSA, we will not receive the associated fees for providing services and our level of staffing and cost structure may no longer be appropriate for our business needs at that time. If we are not successful at optimizing our costs in performing the services under the TSA, or if we fail to effectively prepare for and manage the effect of the termination of services under the TSA, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.
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
We may not realize some or all of the anticipated benefits from the divestiture with respect to the anticipated performance in our remaining business and the divestiture may in fact adversely affect our business. Our ability to realize the anticipated benefits of the divestiture will depend, to a large extent, on our ability to successfully operate the remaining business as a standalone business and to grow and develop the remaining business in the absence of the divested business. For example, the transfer from us to Trellix of sales personnel that had been responsible for selling both FireEye products and our solutions, as well as any reduction in cross-selling opportunities with customers of FireEye products, could make it more difficult for us to grow our business. In addition, some of the anticipated benefits may not occur for a significant time period following the completion of the divestiture. If our strategy is not successful and does not achieve our expectations over the long term, our business and results of operations may be adversely affected and the price of our common stock could decline.
Our future results of operations are dependent solely on the operations of the Mandiant Solutions business and will differ materially from our previous results.
The FireEye Products business generated approximately 53% of our aggregate revenue from continuing and discontinued operations for the first three quarters of fiscal 2021, approximately 58% of our aggregate revenue from continuing and discontinued operations for fiscal 2020, and approximately 63% of our aggregate revenue from continuing and discontinued operations for fiscal 2019. Accordingly, our future financial results will differ materially from our previous results since our future financial results will be dependent solely on our Mandiant Solutions business. Any downturn in our Mandiant Solutions business could have a material adverse effect on our future operating results and financial condition and could materially and adversely affect the trading price of our common stock.
Because we depend in part on FireEye Products and product telemetry data in the operation of our business, disruptions in the availability of such products or product telemetry data could negatively impact our ability to operate our business and provide services to our customers.
Following the divestiture of the FireEye Products business, we continue to use and depend in part on FireEye Products and product telemetry data from FireEye Products in the operation of our Mandiant Solutions business. For example, in providing incident response services, we typically use a variety of FireEye Products as part of the investigation and remediation, and we use FireEye Product data for threat research, threat hunting and generating derivative content for our offerings such as Mandiant Security Validation. We have entered into a market cooperation and reseller agreement with Trellix to, among other things, purchase FireEye Products for our continued use in our consulting business. We have also entered into a strategic collaboration agreement with Trellix that allows us to, among other things, purchase telemetry data from FireEye Products until October 2024. However, there is an inherent risk that there could be a disruption in the availability of FireEye Products from Trellix or in the sharing of product telemetry data by Trellix, due to any number of events, including but not limited to supply chain disruptions, natural disasters or other events outside of the control of Trellix. Any such disruptions in the availability of such products or product telemetry data could negatively impact our ability to operate our business and provide services to our customers in the same manner as before our divestiture of the FireEye Products business, which could harm our reputation and adversely impact our business, financial position and results of operations.
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
We have incurred operating losses each year since our inception, including net losses of $412.1 million, $349.3 million and $362.9 million during the years ended December 31, 2021, 2020 and 2019, respectively, relating to our Mandiant Solutions business. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.
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
Our current competitors include large cybersecurity vendors such as CrowdStrike, Palo Alto Networks and Rapid7 that have multiple offerings similar to ours; large accounting firms that offer incident response and strategic consulting services similar to ours; and other small and large companies that offer solutions or services that compete in some of our markets. Other IT providers offer, and may continue to introduce, security features that compete with our Mandiant Advantage platform and related solutions, either in stand-alone security products or as additional features in their network infrastructure products. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:
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
In addition, some of our larger competitors have substantially broader offerings and may be able to leverage their relationships with distribution partners and customers based on other products or solutions to gain business in a manner that discourages users from purchasing our solutions, subscriptions and services, including by selling at zero or negative margins, product bundling or offering closed technology platforms. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of performance or features of the solutions. Furthermore, with the completion of our sale of the FireEye Products business, organizations that purchased both Mandiant Solutions offerings and FireEye Products offerings may decide to not continue purchasing Mandiant Solutions offerings if they desire to limit their number of existing suppliers for cybersecurity offerings. As a result, even if the features of our platform are superior, customers may not purchase our solutions. In addition, new innovative start-up companies, and larger companies that are making significant investments in research and development, may invent similar or superior solutions and technologies that compete with our platform. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. Further, as our customers refresh the security solutions bought in prior years, they may seek to consolidate vendors, which may result in current customers choosing to purchase solutions from our competitors instead of from us.
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
If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors or behavior of our existing customers, our business, financial condition and results of operations could be adversely affected.
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
Our results of operations may vary significantly from period to period, which could cause the trading price of our common stock to decline or fluctuate materially.
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
•the timing of new contracts for our solutions and length of our sales cycles;
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
•decisions by organizations to purchase IT security solutions from larger, more established security vendors or from their primary IT equipment vendors or IT service providers;
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
•the cost and potential outcomes of future litigation, including, without limitation, the lawsuit described under the "Litigation" subheading in Note 12 Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K;
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
•our inability to successfully implement a new quote-to-cash system or a new enterprise resource planning system as planned;
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
•win new customers for our solutions;
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
Our success will depend, in part, on our ability to expand our platform and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisitions of Verodin, Inc. (“Verodin”), Respond Software and Intrigue.
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
•integration of the acquired company’s accounting, management information, human resources and other administrative systems, as well as the acquired operations, technology and rights to our offerings, and any unanticipated expenses related to such integration;
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
To manage this growth effectively, we must continue to improve our operational, financial and management systems and controls by, among other things:
•effectively hiring, training and integrating new employees, particularly members of our sales, services and management teams;
•further improving our key business applications, processes and IT infrastructure, including our data centers, a new quote-to-cash system and a new enterprise resource planning system, to support our business needs;
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
Our business is substantially dependent on enterprises and governments recognizing that advanced cyber-attacks are pervasive and are not effectively prevented by legacy security solutions. High visibility attacks on prominent enterprises and governments have increased market awareness of the problem of advanced cyber-attacks and help to provide an impetus for enterprises and governments to devote resources to protecting against advanced cyber-attacks, such as testing our Mandiant Advantage platform, purchasing it, and broadly deploying it within their organizations. If advanced cyber-attacks were to decline, or enterprises or governments perceived that the general level of advanced cyber-attacks have declined, our ability to attract new customers and expand our offerings within existing customers could be materially and adversely affected. A change in the threat landscape may reduce the demand from customers or prospects for our solutions, and therefore could increase our sales cycles and harm our business, results of operations and financial condition.
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
The workforce reductions made in connection with our restructuring plans may adversely affect our ability to attract and retain highly skilled employees. Even if our key personnel are not directly affected by these reductions, the termination of others may have a negative impact on morale and our ability to retain current personnel, as well as our ability to attract qualified new personnel in the future. Furthermore, our vaccination and return-to-office policies related to COVID-19 may also impact the recruitment and retention of key employees.
We made a number of organizational changes over the past year and, from time to time, key personnel leave our company. For example, we recently announced that Frank Verdecanna, our Executive Vice President and Chief Financial Officer, plans to retire in 2022 and that Alexa King stepped down as our Executive Vice President, Corporate and Legal Affairs, General Counsel, and Secretary due to her desire to pursue other opportunities and interests. In addition, in connection with the sale of the FireEye Products business, we experienced employee attrition, including the departure of certain members of senior management. These and other leadership transitions and management changes can be inherently difficult to manage, may cause uncertainty or a disruption to our business, and may increase the likelihood of turnover in other key officers and employees. Our success depends in part on having a successful leadership team. If we cannot effectively manage these and other leadership transitions and management changes, it could make it more difficult to successfully operate our business and pursue our business goals.

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
From time to time, we are and may become subject to legal proceedings and claims, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, intellectual property claims, or securities class actions or other claims related to our sale of the FireEye Products business or any volatility in the trading price of our common stock. For example, on July 13, 2021, an alleged stockholder filed an action against the Company, seeking inspection of certain of books and records pursuant to Section 220 of the Delaware General Corporation Law. On July 26, 2021, the parties filed a stipulation that the Company is not obligated to respond to the complaint at this time. The lawsuit was voluntarily dismissed on November 3, 2021. Also on November 3, 2021, the same alleged stockholder filed another action against the Company and its board of directors, alleging a violation of Delaware General Corporation Law Sec. 271 and breaches of fiduciary duty in connection with our sale of the FireEye Products business. The defendants filed a motion to dismiss on January 14, 2022.
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
Seasonality may cause fluctuations in our billings.
We believe there are significant seasonal factors that may cause us to record higher billings in some quarters compared with others. We believe this variability is largely due to (i) our customers’ budgetary and spending patterns, as many customers spend the unused portions of their discretionary budgets prior to the end of their fiscal years, and (ii) our sales compensation plans, which are typically structured around annual quotas and stair step commission rates. For example, we have historically recorded our highest level of billings in our fourth quarter, which we believe corresponds to the fourth quarter of a majority of our customers. Similarly, we have historically recorded our second-highest level of billings in our third quarter, which corresponds to the fourth quarter of U.S. federal agencies and other customers in the U.S. federal government. Our growth rate over the last couple years may have made seasonal fluctuations more difficult to detect. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.
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
We are subject to U.S. federal, state and local income taxes and sales taxes in the United States and foreign income taxes, withholding taxes and transaction taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, corporate income tax rates and the proposed global minimum tax, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period for which a determination is made.
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
We are highly dependent upon a variety of IT systems to operate our business. In order to continue to support our growth and scale as a SaaS company, we are making significant technological upgrades to our information systems. We are in the process of implementing a new quote-to-cash (“QTC”) system and a new enterprise resource planning (“ERP”) system which we expect to complete in 2022, and are updating processes to perform various functions and improve on the efficiency of our global business. This is a complicated, lengthy and expensive process that will result in a diversion of resources from other operations. Continued execution of the project plan, or a divergence from it, may result in cost overruns, project delays or business interruptions. In addition, divergence from our project plan could negatively impact the timing and/or extent of benefits we expect to achieve from the system and process efficiencies. Failure to properly or adequately address any unaccounted for or unforeseen issues in successfully replacing our legacy systems could negatively impact the company’s ability to perform necessary business operations, manage our administrative costs, or perform under the TSA, any of which could adversely affect our reputation, competitive position, business, results of operations and financial condition.
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
Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our consolidated financial statements. The implementation of our planned new ERP system in 2022 will also require the transformation of business and financial processes, and any such changes involves risks, including potential transaction errors, processing inefficiencies and loss of data. If the transition to our planned new ERP system is not successful, and the new system and new processes do not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected and our ability to assess it adequately could be further impacted. If difficulties in implementing the new ERP system or related processes result in a material weakness in our internal control over financial reporting, a failure to remediate the material weakness could also negatively impact our ability to prepare our future financial statements in conformity with GAAP. If we experience ongoing disruptions with such implementation and/or are unable to remediate any such material weakness, such events could have a material adverse effect on our reputation, competitive position, business, results of operations and financial condition.
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
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, ransomware, employee theft or misuse, accidental disclosure, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions) and add to the risks to our internal networks, cloud deployed enterprise and customer facing environments and the information they store and process. We also utilize third-party service providers to host, transmit, or otherwise process electronic data in connection with our business activities. We and/or our third-party service providers have faced and may continue to face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures have been and may continue to be subject to breaches or intrusions due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, including social engineering and employee and contractor error or malfeasance, and, as a result, an unauthorized party may obtain access to our systems, networks, or data. There have been and may continue to be significant software supply chain attacks, and we cannot guarantee that our or our third-party service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Techniques used to sabotage or obtain unauthorized access to systems and networks are constantly evolving and, in some instances, are not identified until or after they are launched against a target, and we may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential breaches of security. Furthermore, as a well-known provider of security solutions, we may be a more attractive target for such attacks. A breach in our data security or an attack against our service availability, or that of our third-party service providers, could impact our solutions and subscriptions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our solutions, and the information stored on our networks or those of our third-party service providers could be accessed, publicly disclosed, altered, rendered unavailable, lost, or stolen, which could result in a loss of intellectual property or loss of data or its confidentiality, integrity, or availability and subject us to liability and cause us financial harm.
In the fourth quarter of 2020, we experienced an attack from a highly sophisticated threat actor, one whose discipline, operational security, and techniques lead us to believe it was a state-sponsored attack. Like numerous other public and private organizations affected by this attack, the threat actor gained access to our networks and systems via trojanized updates to SolarWinds’ Orion IT monitoring and management software. We conducted a comprehensive investigation in coordination with the Federal Bureau of Investigation and other key partners, including Microsoft. Our investigation identified that the attacker targeted and accessed certain

Red Team assessment tools that we use to test our customers’ security. These tools mimic the behavior of many cyber-threat actors and enable us to provide essential diagnostic security services to our customers and, if used or publicly disclosed by the threat actor, could be used to conduct additional attacks on us or other organizations. Our investigation also identified that, consistent with a nation-state cyber-espionage effort, the attacker was able to access certain of our internal systems and primarily sought information related to certain government customers. We notified affected customers and government agencies, as we deemed was required or appropriate. We have incurred costs to respond to this attack and may continue to incur costs to remediate and support our efforts to enhance our security measures.
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
For example, the EU General Data Protection Regulation ("GDPR"), which became fully effective on May 25, 2018, imposes more stringent data protection requirements than previously effective EU data protection law and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR requires, among other things, that personal data only be transferred outside of the EU to certain jurisdictions, including the United States, if steps are taken to legitimize those data transfers. We historically relied on the EU-U.S. and Swiss-U.S. Privacy Shield programs, and the use of standard contractual clauses approved by the European Commission (the “SCCs”), to legitimize these transfers. Both the EU-U.S. Privacy Shield and the SCCs have been subject to legal challenge, however, and on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield framework that had been in place since 2016, which allowed companies like us to meet certain European legal requirements for the transfer of personal data from the European Economic Area (“EEA”) to the U.S., and imposed additional obligations on companies when relying on the SCCs. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield on similar grounds. This CJEU decision and related developments may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and may even require ad hoc verification of measures taken with respect to data flows. The CJEU decision requires us to take additional steps to legitimize any impacted personal data transfers, including in connection with the use of the SCCs, with the full impact of such decision uncertain at this time. The European Commission published new SCCs in June 2021, which are required to be implemented over time. The CJEU decision and related developments could result in increased costs of compliance and limitations on our customers and us. More generally, as a result of the CJEU decision or related developments, we may find it necessary or desirable to modify our data handling practices and policies and to implement additional contractual and technical safeguards, and our practices relating to cross-border transfers of data or other data handling practices, or those of our customers and vendors, may be challenged. We also may be required to engage in additional contractual negotiations. As a result of these factors, our business, financial condition and operating results may be adversely impacted. Some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
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
Further, the United Kingdom ("U.K.") exited the EU, commonly referred to as “Brexit,” on January 31, 2020, subject to a transition period ending December 31, 2020. Brexit could lead to further legislative and regulatory changes. The U.K. has implemented legislation that substantially implements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. Aspects of U.K. data protection laws and regulations, however, including with respect to the role of the U.K. Information Commissioner’s Office and regulation of data transfers to and from the U.K. in the medium to longer term, remain unclear. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how U.K. data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the U.K. will be regulated. We may find it necessary or appropriate to make additional changes to the way we process data and otherwise conduct our business within, and transmit data to and from, the U.K. Some countries also are considering or have enacted legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services or require us to change our policies and practices.
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
We rely on revenue from sales of solutions and subscriptions and because we recognize revenue from most of these sales over the term of the relevant useful life or subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.
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
Additionally, our international sales and operations are subject to a number of risks, including the following:
•greater difficulty in enforcing contracts and managing collections, as well as longer collection periods
•higher costs of doing business internationally, including incremental regulatory compliance costs, taxes and employee benefit costs, as well as costs incurred in establishing and maintaining office space and equipment for our international operations;
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
Our solutions are subject to U.S. export controls and trade and economic sanctions, specifically the Commerce Department Export Administration Regulations ("EAR") and regulations enforced by the Office of Foreign Assets Control. We incorporate standard encryption algorithms into many of our solutions, which, along with the underlying technology, may be exported outside of the U.S. only with the required export authorizations, including by license, license exception or other appropriate government authorizations, which may require the filing of a classification request and/or annual and semi-annual reporting. Additionally, our current or future solutions may be classified under the EAR or as defense articles subject to the United States International Traffic in Arms Regulations (“ITAR”). Most of our solutions have been classified under the EAR and are generally exportable without needing a specific license, under an EAR exception for encryption software. If a solution, or component of a solution, is classified under the ITAR, or is ineligible for the EAR encryption exception, then those solutions could be exported outside the United States only if we obtain the applicable export license or qualify for a different license exception. In certain contexts, the services we provide might be classified as defense services subject to the ITAR separately from the solutions we provide. Compliance with the EAR, ITAR, and other applicable regulatory requirements regarding the export of our solutions, including new releases of our solutions and/or the performance of services, may create delays in the introduction of our solutions in non-U.S. markets, prevent our customers with non-U.S. operations from deploying our solutions throughout their global systems or, in some cases, prevent the export of our solutions to some countries altogether. Violations of U.S. sanctions or export control regulations can result in significant fines or penalties and possible incarceration for responsible employees and managers. If our channel partners fail to obtain appropriate import, export, or re-export licenses or permits, we may also be adversely affected through reputational harm, as well as other negative consequences, including government investigations and penalties.
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
We have substantial existing indebtedness. In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the "Series A Notes") and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the "Series B Notes" and, together with the Series A Notes, the "2035 Notes"). During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (the "2024 Notes" and, together with the 2035 Notes, the "convertible notes") and repurchased approximately $340.2 million aggregate principal amount of the Series A Notes. During the three months ended June 30, 2020, we repurchased approximately $96.4 million aggregate principal amount of the Series A Notes. As a result, as of December 31, 2021, we had approximately $1.1 billion aggregate principal amount of convertible notes outstanding.
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
When we adopt ASU 2020-06, we expect the elimination of the separate accounting for the debt and equity components of our convertible notes described above to reduce the interest expense that we expect to recognize for the notes for accounting purposes. In addition, ASU 2020-06 eliminates the use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, and instead requires application of the “if-converted” method. Among other potential impacts, our adoption of ASU 2020-06 is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the convertible notes. Furthermore, if any of the conditions to the convertibility for a series of convertible notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of such series of convertible notes as a current, rather than a long-term, liability. This reclassification could be required even if no holders of the applicable series of convertible notes convert their notes and could materially reduce our reported working capital and have a material effect on our reported financial results.
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
•changes in how customers perceive the effectiveness of our platform in protecting against advanced cyber-attacks or other reputational harm;

•publicity concerning cyber-attacks in general or high profile cyber-attacks against specific organizations;
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
In June 2021, our board of directors approved a stock repurchase program for the repurchase of up to $500 million of the currently outstanding shares of our common stock. As of December 31, 2021, approximately $200 million remained available under the stock repurchase program. The repurchase program has no termination date and may be suspended for periods, amended or discontinued at any time. We are not obligated to repurchase a specified number or dollar value of shares. Share repurchases under the program will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. There can be no guarantee around the timing of our share repurchases, or that the volume of such repurchases will increase. The stock repurchase program could affect the price of our common stock, increase volatility, diminish our cash reserves, and even if fully implemented may not enhance long-term stockholder value.
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
In addition, in January 2022, the U.S. Supreme Court struck down the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) Emergency Temporary Standard (the “ETS”) requiring that all employers with at least 100 employees ensure that their U.S. employees are fully vaccinated for COVID-19. Following that ruling, OSHA chose to withdraw the vaccine ETS altogether. In addition, the federal district court in Georgia stayed the enforcement of the mandatory employee COVID-19 vaccination requirement found in President Biden’s Executive Order for U.S. government contractors and their subcontractors (the “Executive Order”). As a result, we revised our COVID-19 policy to only require COVID-19 vaccination for employees or visitors that will be entering any of Mandiant’s U.S. office locations. We are also complying with the other aspects of the Executive Order for federal government contractors at our covered contractor workplaces that have not been stayed by the federal courts. Our implementation and enforcement of vaccination requirements could be difficult, costly, and potentially result in employee attrition, including attrition of key employees, disruptions in workforce performance, and difficulty securing future labor needs, any of which could have a material adverse effect on our business, financial condition, and results of operations.
Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism or armed conflicts.
Natural disasters or other catastrophic events, including earthquakes, fires, floods, significant power outages, telecommunications failures, outbreak of pandemic or contagious diseases (including, but not limited to, the current COVID-19 pandemic) and cyber-attacks, may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a material adverse impact on our business, results of operations, and financial condition. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities or the facilities of our public cloud providers could result in disruptions, outages, and other performance and quality problems. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and operating results could be adversely affected in the event of a natural disaster or other catastrophic event. In addition, computer malware, viruses and computer hacking, fraudulent use attempts, and phishing attacks have become more prevalent in our industry, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses we may incur. Furthermore, acts of terrorism, armed conflicts and other geo-political unrest could cause disruptions in our business or the business of our public cloud providers, partners, or customers or the economy as a whole. Any disruption in the business of our public cloud providers, partners or end-customers that impacts sales could have a significant adverse impact on our financial results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our public cloud providers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders or the loss of customers, our business, financial condition and results of operations would be adversely affected.

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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal, administrative and financial compliance costs, has made and will continue to make some activities more difficult, time-consuming or costly, and has increased and will continue to increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
We are subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act ("Section 404"), enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management's report for fiscal 2021 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. Changes to our business applications, processes and IT infrastructure to support our business needs, including the implementation of our planned new ERP system, may require the design of new controls subject to attestation. In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our common stock.
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
While we were able to determine in our management's report for fiscal 2021 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest to the effectiveness of our internal controls or determine we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
Increased scrutiny of our environmental, social or governance responsibilities may result in additional costs and risks, and may adversely impact our reputation, employee retention, and willingness of customers and suppliers to do business with us.
Investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders, and customers are increasingly focused on environmental, social and governance (“ESG”) practices of companies. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG practices fail to meet regulatory requirements or investor or other industry stakeholders' evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board of Director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted and customers and suppliers may be unwilling to do business with us. In addition, as we work to align our ESG practices with industry standards, we will likely continue to expand our disclosures in these areas and doing so may result in additional costs and require additional resources to monitor, report, and comply with our various ESG practices. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, report on our ESG efforts or practices accurately, or satisfy the expectations of stakeholders, our reputation, business, financial performance and growth may be adversely impacted.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Reston, Virginia where we currently lease approximately 47,000 square feet of space under lease agreements that expire during the year ended December 31, 2027. We maintain additional offices throughout the United States and various international locations, including, but not limited to, Australia, Dubai, Germany, India, Ireland, Japan, Singapore and the United Kingdom. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings
The information set forth under "Litigation" in Note 12 contained in the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, $0.0001 par value per share, began trading on The NASDAQ Global Select Market on September 20, 2013, where its prices are quoted under the symbol “MNDT”.
Holders of Record
As of December 31, 2021, there were 102 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the cumulative total return of our common stock with the total return for the Standard & Poor's 500 Index and the Standard & Poor's Information Technology Index from December 31, 2016 through December 31, 2021. The graph assumes that $100 was invested on December 31, 2016 in our common stock, the Standard & Poor's 500 Index and the Standard & Poor's Information Technology Index, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Mandiant, Inc., the S&P 500 Index and the S&P Information Technology Index
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$—
Dec 2016
Dec 2017
Dec 2018
Dec 2019
Dec 2020
Dec 2021
Mandiant, Inc.
S&P 500
S&P Information Technology

	Dec 2016	Dec 2017	Dec 2018	Dec 2019	Dec 2020	Dec 2021
Mandiant, Inc.	$100.00	$119.33	$136.22	$138.91	$193.78	$147.39
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
S&P Information Technology	$100.00	$138.83	$138.43	$208.05	$299.37	$402.73
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
Issuer Purchases of Equity Securities
The following table summarizes stock repurchases during the three months ended December 31, 2021 (in thousands, except per share amounts):

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
October 1, 2021 – October 31, 2021	—	—	—
November 1, 2021 – November 30, 2021	4,291	$17.81	4,291
December 1, 2021 – December 31, 2021	7,235	17.05	7,235	$200,000
Total	11,526		11,526
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
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion focuses on our 2021 and 2020 financial condition and results of operations, including comparisons of the years ended December 31, 2021 and 2020. For discussion and analysis related to our financial condition and results of operations for fiscal year 2019, including comparisons of the years ended December 31, 2020 and 2019, refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for fiscal year 2020, which was filed with the Securities and Exchange Commission on February 26, 2021.
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
Overview
We provide a broad portfolio of cybersecurity solutions and services that allow organizations to prepare for, prevent, respond to, investigate and remediate cyber-attacks. Our portfolio includes threat intelligence, security validation, attack surface management and automated alert investigation integrated in the Mandiant Advantage platform, managed services and consulting services.
On October 8, 2021, we completed the previously announced sale of the FireEye Products business to Magenta Buyer LLC ("Trellix"), which is backed by a consortium led by Symphony Technology Group, in exchange for total cash consideration of $1.2 billion, subject to certain purchase price adjustments, and assumption of certain liabilities of the FireEye Products business as specified in the Purchase Agreement, as amended by an Amendment to the Asset Purchase Agreement entered into on October 8, 2021. As a result, all periods presented in our consolidated financial statements and other portions of this Annual Report on Form 10-K have been conformed to present the FireEye Products business as discontinued operations and the related assets and liabilities were classified as held for sale for all comparative periods presented.
In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a global pandemic. The pandemic has impacted, and could further impact, our operations and the operations of our customers as a result of quarantines, various local, state and federal government public health orders, facility and business closures, supply chain shortages, vaccination mandates, and travel and logistics restrictions. With our COVID-19 safety plans, work-from-home and return-to-office policies and restricted employee travel to essential, business-critical trips, we were able to maintain strong customer relationships and deliver our technology-enabled managed and professional services to customers without interruption. As a result, we did not incur significant disruptions to our operations during the year ended December 31, 2021 due to the pandemic.
In January 2022, the U.S. Supreme Court struck down the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) Emergency Temporary Standard (the “ETS”) requiring that all employers with at least 100 employees ensure that their U.S. employees are fully vaccinated for COVID-19. Following that ruling, OSHA chose to withdraw the vaccine ETS altogether. In addition, the federal district court in Georgia stayed the enforcement of the mandatory employee COVID-19 vaccination requirement found in President Biden’s Executive Order for U.S. government contractors and their subcontractors (the “Executive Order”). As a result, we revised our COVID-19 policy to only require COVID-19 vaccination for employees or visitors that will be entering any of Mandiant’s U.S. office locations. We are also complying with the other aspects of the Executive Order for federal government contractors at our covered contractor workplaces that have not been stayed by the federal courts. Our implementation and enforcement of vaccination requirements could be difficult, costly, and potentially result in employee attrition, including attrition of key employees, disruptions in workforce performance, and difficulty securing future labor needs, any of which could have a material adverse effect on our business, financial condition, and results of operations.
We anticipate governments and businesses may take additional actions or extend existing actions to respond to the risks of the COVID-19 pandemic. We continue to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. Although we are unable to predict the impact of the COVID-19 pandemic, including any recurrence of the virus or its variants, on our business, results of operations, liquidity or capital resources at this time, we expect we may be negatively affected if the pandemic and related public health measures further result in substantial manufacturing or supply chain problems, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, delays in payment, or other ramifications from the COVID-19 pandemic. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Our Business Model
We generate revenue from Mandiant Solutions. Pursuant to our agreement to sell the FireEye Products business to a consortium led by STG, the revenue from FireEye Products has been included within discontinued operations in our consolidated financial statements for all periods presented. We disaggregate our revenue from Mandiant Solutions into two main categories: (i) platform, cloud subscription and managed services and (ii) professional services. For the years ended December 31, 2021, 2020 and 2019, platform, cloud subscription and managed services revenue as a percentage of total revenue was 49%, 50% and 49%, respectively. Revenue from professional services was 51%, 50% and 51% of total revenue for December 31, 2021, 2020 and 2019, respectively.

Platform, cloud subscription and managed services

The majority of our platform, cloud subscription and managed services revenue is generated from sales of subscriptions to our Mandiant Advantage platform and modules (including Security Validation, Threat Intelligence and Automated Defense and Attack Surface Management) and managed services that are delivered through the cloud. A majority of the revenue in this category is recognized ratably over the contractual term, generally one to three years.

While our threat intelligence and automated defense modules are only available through the cloud, a portion of our revenue in the platform, cloud subscription and managed services category is derived from term licenses of our Security Validation module deployed on premise, and revenue from these sales is recognized when the license key is issued to the customer. Revenue from the sale of our on-premise Security Validation term licenses continues to decline as we encourage our new and existing customers to migrate their solution to the cloud-based Mandiant Advantage platform for greater flexibility and integration with our Threat Intelligence Attack Surface Management and Automated Defense modules. An increasing number of new Security Validation customers are purchasing subscriptions for the cloud-based Mandiant Advantage Security Validation module, and we expect an increasing number of Security Validation customers to renew on the cloud-based Mandiant Advantage module. Deferred revenue from our platform, cloud subscription and managed services totaled $271.0 million and $182.8 million as of December 31, 2021 and 2020, respectively.

Professional Services
In addition to our platform, cloud subscription and managed services, we offer professional services, including incident response and other strategic security consulting services, to our customers who have experienced a cybersecurity breach or desire assistance assessing and increasing the resilience of their IT environments to cyber-attack. The majority our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from professional services is recognized as services are delivered. Revenue from our Expertise On Demand subscription and some pre-paid professional services is deferred, and revenue is recognized when services are delivered. Deferred revenue from professional services as of December 31, 2021 and 2020 was $139.3 million and $101.5 million, respectively.

Discontinued Operations
Revenue from discontinued operations was generated primarily from sales of network, email, endpoint security, Helix SIEM and Cloudvisory solutions deployed on a customer's premises, either as an integrated security appliance or a distributed hybrid on-premise/private cloud configurations. As a single performance obligation, revenue from sales of appliance hardware and related subscriptions was recognized ratably over the contractual term, typically one to three years. Such contracts typically contained a material right of renewal option that allows the customer to renew their Dynamic Threat Intelligence ("DTI") cloud and support subscriptions for an additional term at a discount to the original purchase price of the single performance obligation. For contracts that contained a material right of renewal option, the value of the performance obligation allocated to the renewal was recognized ratably over the period between the end of the initial contractual term and end of the estimated useful life of the related appliance and license. A small portion of our revenue in the product and related subscription and support revenue related to discontinued operations was derived from the sale of our network forensics appliances and our central management system appliances. These appliances were not dependent on regular security intelligence updates, and revenue from these appliances was therefore recognized when ownership was transferred to our customer, typically at shipment.

Key Business Metrics
We monitor our key business metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue and gross margin below under “Components of Operating Results.” Deferred revenue, annualized recurring revenue, billings (a non-GAAP metric), net cash flow used in operating activities, and free cash flow (a non-GAAP metric) are discussed immediately below the following table (in thousands, except percentages).

	Year Ended or as of December 31,
	2021	2020	2019
Platform, cloud subscription and managed services revenue	$235,077	$198,695	$163,583
Professional services revenue	248,378	201,014	167,787
Total revenue	$483,455	$399,709	$331,370
Year-over-year percentage increase	21%	21%	25%
Gross margin percentage	47%	44%	40%
Deferred revenue (current and non-current)	$410,328	$284,253	$273,241
Annualized recurring revenue	$278,819	$226,451	$196,014
Billings (non-GAAP)	$609,530	$408,057	$369,879
Net cash used in operating activities - continuing operations	$(62,389)	$(100,409)	$(120,786)
Net cash provided by operating activities - discontinued operations	$124,345	$195,304	$188,323
Net cash provided by operating activities	$61,956	$94,895	$67,537
Free cash flow (non-GAAP) (continuing operations)	$(87,925)	$(118,337)	$(150,135)
Deferred revenue. Our deferred revenue consists of amounts that we have the right to invoice but have not yet been recognized into revenue as of the end of the respective period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. The majority of our deferred revenue consists of the unamortized balance of deferred revenue from previously invoiced sales of our security validation platforms, threat intelligence, consulting services and managed detection and response services and excludes deferred revenue from discontinued operations included in liabilities held for sale. Invoiced amounts for such contracts can be for multiple years, and we classify our deferred revenue as current or non-current depending on when we expect to recognize the related revenue. If the deferred revenue is expected to be recognized within 12 months it is classified as current, otherwise, the deferred revenue is classified as non-current. A table for our deferred revenue is provided below (in thousands):

	As of December 31,
	2021	2020
Deferred revenue, current	$307,611	$226,356
Deferred revenue, non-current	102,717	57,897
Total deferred revenue	$410,328	$284,253
Annualized recurring revenue. Annualized recurring revenue ("ARR") is an operating metric and represents the annualized revenue run-rate of active term licenses, subscriptions, managed services and support contracts at the end of a reporting period. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace revenue or deferred revenue. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates, and does not include revenue from consumption-based contracts or professional services except for service level agreement payments. We consider ARR a useful measure of the value of the recurring components of our business because it reflects both our ability to attract new customers for our solutions and our success at retaining and expanding our relationships with existing customers. Further, ARR is not impacted by variations in contract length, enabling more meaningful comparison to prior periods as we align our invoicing practices to growing customer preference for annual billing on multi-year contracts. We started including ARR from service level agreement payments in our ARR calculation starting in 2020 once they became material. ARR calculations for 2019 have been updated for comparative purposes. A table for our ARR is provided below (in thousands):

	As of December 31,
	2021	2020	2019
Platform, cloud subscription and managed services	$268,662	$219,811	$191,477
Professional services	10,157	6,641	4,537
Total annualized recurring revenue	$278,819	$226,452	$196,014

Billings. Billings are a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles ("GAAP") plus the change in deferred revenue from the beginning to the end of the period, excluding deferred revenue assumed through acquisitions. We monitor billings as a supplement to revenue (the corresponding GAAP measure), because billings impact our deferred revenue, which is an important indicator of the health and visibility of trends in our business and represents a significant percentage of future revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may define billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. Additionally, the calculated billings metric represents the total contract value we have the right to invoice, which includes multi-year subscriptions to our solutions as well as commitments for future service engagements. Calculated billings are impacted by changes in average contract length, thereby reducing the usefulness of comparisons to prior periods. Unlike subscription revenue, which is recognized ratably over a contract term, services revenue is recognized when services are delivered, making calculated services billings less useful as a measure of current business activity.
A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue	$483,455	$399,709	$331,370
Add: Deferred revenue, end of period	410,328	284,253	273,241
Less: Deferred revenue, beginning of period	(284,253)	(273,241)	(231,982)
Less: Deferred revenue assumed through acquisitions	—	(2,664)	(2,750)
Billings (non-GAAP)	$609,530	$408,057	$369,879
We have provided disaggregation of billings below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Platform, cloud subscription and managed services	$323,319	$195,357	$175,870
Professional services	286,211	212,700	194,009
Billings (non-GAAP)	$609,530	$408,057	$369,879
Net cash provided by operating activities - continuing operations. We monitor net cash provided by operating activities as a measure of our overall business performance. Our net cash provided by operating activities performance is driven in large part by sales of our offerings in the platform, cloud subscription, managed services category and professional services and from up-front payments for both subscriptions and services. Monitoring net cash used in operating activities enables us to analyze our financial performance without the non-cash effects of certain items, such as depreciation, amortization and stock-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.
Free cash flow. Free cash flow is a non-GAAP financial measure we define as net cash used in operating activities, the most directly comparable GAAP financial measure, less purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that, after the purchases of property and equipment, can be used by us for strategic opportunities, including investing in our business, making strategic acquisitions, debt repayment, strengthening our balance sheet and share repurchases. However, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow differently, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of free cash flow to cash flow used in operating activities is provided below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash used in operating activities - continuing operations	$(62,389)	$(100,409)	$(120,786)
Less: purchase of property and equipment	(25,536)	(17,928)	(29,349)
Free cash flow (non-GAAP) - continuing operations	$(87,925)	$(118,337)	$(150,135)
Net cash provided by (used in) investing activities - continuing operations	$705,752	$(22,291)	$(105,276)
Net cash provided by (used in) financing activities - continuing operations	$(273,393)	$319,114	$26,273

Factors Affecting our Performance
Market Adoption. We rely on market education to raise awareness of today’s cyber-attacks and articulate the need for our solutions and services. Although our security validation and automated defense solutions address significant challenges experienced by customers when implementing effective cybersecurity safeguards – challenges that include an expanding attack surface from remote workers and digital transformation, proliferation of nation state-sponsored attackers, and an acute shortage of cybersecurity talent – the markets for these solutions are in the early stages of development. As a result, our prospective customers may not have a specific portion of their IT budgets allocated for our advanced security solutions.
We invest heavily in sales and marketing efforts to increase market awareness, educate prospective customers and drive adoption of our solutions and services. Additionally, our consultants use our technology in their engagements, allowing customers to witness the features and capabilities of their IT environments. This market education is critical to creating new IT budget dollars or allocating more of existing IT budget dollars to cybersecurity in general and specifically our security validation and security automation solutions. The degree to which prospective customers recognize the mission critical need for our solutions will drive our ability to acquire new customers and increase renewals and follow-on sales opportunities, which, in turn, will affect our future financial performance.
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
Newly hired sales and marketing employees typically require several months to establish prospect relationships and achieve full sales productivity. In addition, although we believe our investments in market education have increased awareness of us and our solutions globally, sales teams in certain international markets may face local markets with limited awareness of us and our solutions, or have customer-specific requirements that are not available with our solutions. These factors will influence the timing and overall levels of sales productivity, impacting the rate at which we will be able to convert prospects to sales and drive revenue growth.
Customer Acquisition and Retention. Since we expect that our existing customers are likely to expand their deployments and purchase additional solutions from us over time, we believe new customer acquisition and retention thereafter of existing customers is essential to expanding the value of our installed base, which we monitor through our key business metrics, including annualized recurring revenue. We believe our ability to maintain strong customer retention and drive new customer acquisition will have a material impact on future sales of our security solutions and services and therefore our future financial performance.
Follow-On Sales. To grow our revenue, it is important that our customers make additional purchases of our solutions and services. After the initial sale to a new customer, we focus on expanding our relationship with the customer to sell additional modules available on the Mandiant Advantage platform as well as add additional services. Sales to our existing customer base can take the form of incremental sales of our solutions, managed services, and consulting services either to expand their deployment of our technologies, to extend their internal security resources with our managed and professional security services, or to continuously measure the effectiveness of their security controls. Our opportunity to expand our customer relationships through follow-on sales will increase as we demonstrate the utility of our solutions, broaden our security solutions portfolio with additional subscriptions and services and enhance the functionality of our existing solutions. Follow-on sales lead to increased revenue over the lifecycle of a customer relationship and can significantly increase the return on our sales and marketing investments. With many of our large enterprise and government customers, we have realized follow-on sales that were multiples of the value of their initial purchases.

Components of Operating Results
As a result of the sale of the FireEye Products business, all periods presented in this Form 10-K have been conformed to present the FireEye Products business as discontinued operations. We report the financial results of discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. The results of operations and cash flows of a discontinued operation are restated for all comparative periods presented. Refer to Note 2, “Discontinued Operations,” to our consolidated financial statements for further information.
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
•Platform, cloud subscription and managed services revenue. The majority of our platform, cloud subscription and managed services revenue is generated from sales of subscriptions to our Mandiant Advantage platform and modules (security validation, threat intelligence, and automated defense) and to our managed services that are delivered through the cloud and is recognized over the term of the contract. A small portion of our revenue in the platform, cloud subscription and managed services category is derived from sales of on premise term licenses to our security validation platform, and revenue from these sales is recognized when the license key is issued to the customer.
•Consulting services revenue. Consulting services, which includes incident response, security assessments, and other strategic security consulting services, are offered on a time-and-material basis, through a fixed fee arrangement, or on a retainer basis. We recognize the associated revenue as the services are delivered. Some consulting services and our expertise-on-demand subscription are prepaid, and revenue is deferred until services are delivered.
Cost of Revenue
Our total cost of revenue consists of cost of cloud and managed service revenue and cost of consulting services revenue.
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
•Cost of consulting services revenue. Cost of consulting services revenue primarily consists of personnel costs for our services organization and allocated overhead costs. If sales of our consulting services decline or we are unable to maintain our chargeability or billing rates, our cost of consulting services revenue may increase as a percentage of consulting services revenue.
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
Although FireEye products revenue is included in discontinued operations, indirect overhead costs are not allocated to the discontinued operations as they are not direct costs of the FireEye Product business, resulting in a decrease in gross margins.
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
Operating expenses for continuing operations include the full cost of resources shared by Mandiant solutions and FireEye Products. Following the completion of the divestiture, we are being reimbursed for the cost of shared resources associated with supporting the FireEye Products business under the Transition Services Agreement ("TSA").
•Research and development. Research and development expense consists primarily of personnel costs and allocated overhead. Research and development expense also includes certain costs associated with delivering our threat intelligence through our Mandiant Advantage platform that were included in cost of goods sold before the Mandiant Advantage platform became generally available. We expect research and development expense to increase in terms of absolute dollars and decrease slightly as a percentage of total revenue.
•Sales and marketing. Sales and marketing expense consists primarily of personnel costs, incentive commission costs and allocated overhead. Commission costs are capitalized and amortized over the expected period of benefit, taking into consideration the pattern of transfer to which the asset relates and the expected renewal period. When commissions paid for initial contracts are higher than those paid for renewal contracts, the initial commissions are not commensurate and as such, are recognized over the expected period of benefit, which we generally estimate to be three years. Renewal commissions are generally amortized over the renewal period.

Sales and marketing expense also includes costs for market development programs, promotional and other marketing activities, travel, and outside consulting costs. These costs are recognized as incurred. We expect sales and marketing expense to increase in absolute dollars and remain relatively constant as a percentage of total revenue.
•General and administrative. General and administrative expense consists of personnel costs, professional service costs and allocated overhead. General and administrative personnel include our executive, finance, human resources, facilities and legal organizations. Professional service costs consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to decrease in terms of absolute dollars and decrease as a percentage of total revenue after the divestiture of FireEye Product business and the cost of shared resources associated with FireEye Product business is reimbursed under the TSA.
•Restructuring Charges. In the fiscal years 2021 and 2020, we implemented restructuring plans designed to align our resources with the strategic initiatives of the business. These restructuring plans resulted in a reduction of our total workforce as well as the exiting and downsizing of certain real estate facilities, including the decommissioning of our Milpitas, California office space and relocation of our corporate headquarters to Reston, Virginia, and the impairment of certain assets. The expenses incurred primarily consisted of employee severance charges and other termination benefits, as well as real estate and related fixed asset charges for the consolidation or exiting of certain leased facilities.
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
Interest Expense
Interest expense consists primarily of interest at the stated rate (coupon) and amortization of discounts and issuance costs relating to our convertible notes. We expect interest expense to decrease as a result of the expected repurchase of our Series B Notes in June of 2022 as well as due to the adoption of ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity in 2022 as described in Note 1 to the accompanying consolidated financial statements.
Other Income (Expense), Net
Other income (expense), net includes gains or losses from the sale of discontinued operations, gains or losses on the disposal of fixed assets, gains or losses from our equity-method investment, gains or losses on the extinguishment of convertible notes, foreign currency re-measurement gains and losses and foreign currency transaction gains and losses. We expect other income (expense), net to fluctuate primarily as a result of foreign exchange rate movements.
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
Net Income (Loss) from Discontinued Operations
As more fully described in Note 2 to the accompanying consolidated financial statements, on October 8, 2021, we completed the sale of FireEye Products business and received approximately $1.2 billion in cash. As a result, the historical results of operations for the FireEye Products business have been included within discontinued operations in our consolidated financial statements.

Results of Operations
The following tables summarize our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Revenue:
Platform, cloud subscription and managed services	$235,077	$198,695	$163,583
Professional services	248,378	201,014	167,787
Total revenue	483,455	399,709	331,370
Cost of revenue:
Platform, cloud subscription and managed services	111,915	107,872	101,793
Professional services	142,477	117,645	98,512
Total cost of revenue	254,392	225,517	200,305
Total gross profit	229,063	174,192	131,065
Operating expenses:
Research and development	166,893	122,045	103,063
Sales and marketing	262,643	224,357	237,077
General and administrative	121,134	106,347	119,435
Restructuring charges	34,576	21,084	10,264
Total operating expenses	585,246	473,833	469,839
Operating loss	(356,183)	(299,641)	(338,774)
Interest income	5,419	11,325	22,017
Interest expense	(59,333)	(60,066)	(61,927)
Other expense, net	1,378	(496)	(1,775)
Loss before income taxes from continuing operations	(408,719)	(348,878)	(380,459)
Provision (benefit) for income taxes	3,381	460	(17,539)
Loss from continuing operations	(412,100)	(349,338)	(362,920)
Net income from discontinued operations, net of income taxes	1,328,241	142,037	105,511
Net income (loss)	$916,141	$(207,301)	$(257,409)

	Year Ended December 31,
	2021	2020	2019
	(Percent of total revenue)
Revenue:
Product, subscription and support	49%	50%	49%
Professional services	51	50	51
Total revenue	100	100	100
Cost of revenue:
Product, subscription and support	23	27	30
Professional services	29	29	30
Total cost of revenue	52	56	60
Total gross profit	48	44	40
Operating expenses:
Research and development	35	31	31
Sales and marketing	54	56	72
General and administrative	25	27	36
Restructuring charges	7	5	3
Total operating expenses	121	119	142
Operating loss	(73)	(75)	(102)
Interest income	1	3	7
Interest expense	(12)	(15)	(19)
Other expense, net	—	—	(1)
Loss before income taxes	(84)	(87)	(115)
Provision (benefit) for income taxes	1	—	(5)
Loss from continuing operations	(85)	(87)	(110)
Net income from discontinued operations, net of income taxes	275	35	32
Net income (loss)	190%	(52)%	(78)%

Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,
	2021		2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Platform, cloud subscription and managed services	$235,077	49%	$198,695	50%	$36,382	18%
Professional services	248,378	51	201,014	50	47,364	24
Total revenue	$483,455	100%	$399,709	100%	$83,746	21

Revenue by geographic region:
United States	$331,301	69%	$280,888	70%	$50,413	18%
EMEA	66,424	14	51,249	13	15,175	30
APAC	49,518	10	36,615	9	12,903	35
Other	36,212	7	30,957	8	5,255	17
Total revenue	$483,455	100%	$399,709	100%	$83,746	21
Platform, cloud subscription and managed services revenue increased by $36.4 million, or 18%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in platform, cloud subscription and managed services revenue reflected increased recognition of deferred revenue associated with sales of our threat intelligence and security validation modules of the Mandiant Advantage platform and our Managed Defense managed security services.
Professional services revenue increased by $47.4 million, or 24%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by an increase in number of engagements enabled by an increase in professional services personnel and an increase in mix of incident response services with higher rates per hour as compared to the same period in 2020.
Our international revenue increased $33.3 million, or 28%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase reflects growth in sales of our platform, cloud subscription and managed services and an increase in the number of professional services engagements in certain international regions compared to prior periods.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2021		2020		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Platform, cloud subscription and managed services	$111,915		$107,872		$4,043	4%
Professional services	142,477		117,645		24,832	21
Total cost of revenue	$254,392		$225,517		$28,875	13
Gross margin:
Platform, cloud subscription and managed services		52%		46%
Professional services		43		41
Total gross margin		47%		44%
The cost of platform, cloud subscription and managed services revenue increased $4.0 million, or 4%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in cost of platform, cloud subscription and managed services revenue was primarily due to an increase of $9.0 million in payroll costs due to an increase in headcount, an increase of $3.2 million pertaining to hosting services, an increase of $3.0 million in stock-based compensation expense and an increase of $2.5 million in amortization of intangibles, partially offset by a $13.7 million decrease in shared services, such as facility and IT support costs from our restructuring and cost optimization plans.
The cost of professional services revenue increased by $24.8 million, or 21%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in professional services revenue was primarily due to an increase of $20.5 million in employee costs due to an increase in headcount, an increase of $7.2 million in stock-based compensation expense and an increase of $1.5 million in consulting and temporary staffing, partially offset by a $5.7 million decrease in shared services.
Gross profit margin increased by 3% as a percentage of revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020. Platform, cloud subscription and managed services gross profit margin increased by 8% compared to the same period in 2020, primarily due to continued efforts to reduce overhead expenses as well as changing the method of delivery of intelligence and reports to be at scale rather than individualized customer delivery. Professional services gross margin increased 2% compared to the same period in 2020.
Operating Expenses

	Year Ended December 31,
	2021		2020		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$166,893	35%	$122,045	31%	$44,848	37%
Sales and marketing	262,643	54	224,357	56	38,286	17
General and administrative	121,134	25	106,347	27	14,787	14
Restructuring	34,576	7	21,084	5	13,492	64
Total operating expenses	$585,246	121%	$473,833	119%	$111,413	24
Includes stock-based compensation expense of:
Research and development	$36,535		$23,943
Sales and marketing	42,161		36,428
General and administrative	34,676		25,176
Restructuring	40		314
Total	$113,412		$85,861
Research and Development
Research and development expense increased $44.8 million, or 37%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due an increase of $14.7 million in shared services, such as facility and IT support costs, a $12.6 million increase in stock-based compensation expense, a $12.0 million increase in employee costs due to an increase in headcount and bonuses and a $1.8 million increase in hosting services, partially offset by a $1.7 million increase in the amount of costs capitalized for internally developed software.
Sales and Marketing
Sales and marketing expense increased by $38.3 million, or 17%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to a $14.3 million increase in commission costs and employee costs due to an increase in headcount, a $14.1 million increase in marketing programs, an increase of $5.7 million in stock-based compensation expense, a $2.9 million increase in shared services and a $2.0 million increase in consulting and professional services, partially offset by a $1.5 million decrease in various other expenses.
General and Administrative
General and administrative expense increased by $14.8 million, or 14%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to a $9.5 million increase in stock-based compensation expense, a $7.3 million increase in professional services, consulting and temporary staffing costs and a $2.5 million increase in employee costs, partially offset by $3.9 million of decreases in various other expenses and a $0.6 million decrease in shared services.
Restructuring Charges
During the year ended December 31, 2021, we incurred restructuring charges of approximately $34.6 million, which includes $6.6 million of cash charges primarily consisting of $6.9 million in provision for restructuring charges and $0.3 million in other adjustments. In addition, there are non-cash charges of $27.7 million related to fixed asset and right-of-use asset write-offs and stock-

based compensation. These charges primarily related to the decommissioning of our Milpitas, California office space and relocation of our corporate headquarters to Reston, Virginia.

During the year ended December 31, 2020, we incurred restructuring charges of approximately $21.1 million, which primarily related to employee severance charges and other termination benefits as well as certain facilities exit costs for other outside services under our 2020 restructuring plans.
Interest Income

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Interest income	$5,419	$11,325	$(5,906)	(52)%
Interest income decreased for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to a lower rate of return on balances in our cash and cash equivalents and investments, which was a direct result of the overall lower interest rate environment and our limited duration investment portfolio.
Interest Expense

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Interest expense	(59,333)	(60,066)	$733	(1)%
Interest expense for the year ended December 31, 2021 decreased compared to the year ended December 31, 2020, primarily due to the repurchase of a portion of our convertible notes in June 2020.
Other Expense, Net

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Other income (expense), net	1,378	(496)	$1,874	378%
Other income (expense), net, for the year ended December 31, 2021 increased primarily due to the gain from the sale of the FireEye Products business and subsequent billing of services under the TSA. Additionally, foreign currency transaction gains and losses improved compared to the year ended December 31, 2020.
Provision for Income Taxes

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Provision for income taxes	$3,381	$460
Effective tax rate	(0.8)%	(0.1)%

The provision for income taxes increased for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in the provision for income taxes for the year ended December 31, 2021 was primarily due to higher foreign taxes and decreased tax benefits from business combinations as compared to the year ended December 31, 2020. Due to cumulative losses, we maintain a full valuation allowance on all of our U.S. and certain foreign deferred tax assets. The tax expense for the years ended December 31, 2021 and 2020 was primarily comprised of income taxes in foreign jurisdictions and withholding taxes.
Discontinued Operations

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Net income from discontinued operations	$1,328,241	$142,037	$1,186,204	835%

On October 8, 2021, we completed the sale of FireEye Products business and received approximately $1.2 billion in cash. As a result, the historical results of operations for the FireEye Products business have been included within discontinued operations in our consolidated financial statements. See Note 2 to the accompanying consolidated financial statements for additional information.
Net income from discontinued operations increased during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to a $1.2 billion increase in income due to the gain on the divestiture of the FireEye Products business and an $83.5 million decrease in expenses, partially offset by a $131.2 million decrease in revenue.
Net income from discontinued operations for the year ended December 31, 2021 includes a $1.2 billion gain from the sale of the FireEye Products business, net of tax and transaction cost.

Quarterly Results of Operations
The following unaudited quarterly statements of operations data for each of the eight quarters in the period ended December 31, 2021 and 2020 have been prepared on a basis consistent with our audited annual financial statements included in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited financial statements and the related notes included in this Annual Report on Form 10-K.

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in thousands)
Revenue:
Platform, cloud subscription and managed services	$66,893	$60,249	$51,936	$55,999	$56,729	$48,613	$48,051	$45,302
Professional services	65,994	61,721	61,974	58,689	53,544	51,439	49,179	46,852
Total revenue	132,887	121,970	113,910	114,688	110,273	100,052	97,230	92,154
Cost of revenue:
Platform, cloud subscription and managed services	28,334	28,725	28,243	26,613	28,084	27,431	26,497	25,860
Professional Services	38,343	36,380	35,282	32,472	32,144	29,660	27,049	28,792
Total cost of revenue	66,677	65,105	63,525	59,085	60,228	57,091	53,546	54,652
Total gross profit	66,210	56,865	50,385	55,603	50,045	42,961	43,684	37,502
Operating expenses:
Research and development	39,244	44,814	40,930	41,905	32,986	31,316	28,665	29,078
Sales and marketing	72,513	65,899	63,018	61,213	57,312	55,459	52,840	58,746
General and administrative	34,003	32,760	29,020	25,351	27,005	24,485	26,349	28,508
Restructuring charges	32,649	—	1,927	—	1,487	822	12,558	6,217
Total operating expenses	178,409	143,473	134,895	128,469	118,790	112,082	120,412	122,549
Operating loss	(112,199)	(86,608)	(84,510)	(72,866)	(68,745)	(69,121)	(76,728)	(85,047)
Interest income	1,184	1,226	1,365	1,644	1,875	2,163	2,863	4,424
Interest expense	(15,044)	(14,903)	(14,762)	(14,624)	(14,511)	(14,353)	(15,356)	(15,846)
Other income (expense), net	1,742	(464)	(471)	571	455	156	(119)	(988)
Loss before income taxes from continuing operations	(124,317)	(100,749)	(98,378)	(85,275)	(80,926)	(81,155)	(89,340)	(97,457)
Provision (benefit) for income taxes	940	498	763	1,180	(1,004)	458	656	350
Loss from continuing operations	(125,257)	(101,247)	(99,141)	(86,455)	(79,922)	(81,613)	(89,996)	(97,807)
Net income from discontinued operations, net of income taxes	1,224,962	33,025	34,445	35,809	41,321	42,494	36,721	21,501
Net income (loss)	1,099,705	(68,222)	(64,696)	(50,646)	(38,601)	(39,119)	(53,275)	(76,306)
Dividend on series A convertible preferred stock	(4,666)	(4,613)	(4,563)	(4,512)	(1,050)	—	—	—
Accretion of series A convertible preferred stock	—	—	—	(82)	(4,653)	—	—	—
Net income (loss) attributable to common stockholders	$1,095,039	$(72,835)	$(69,259)	$(55,240)	$(44,304)	$(39,119)	$(53,275)	$(76,306)
Net income (loss) attributable to common stockholders, basic and diluted:
Continuing operations	$(0.55)	$(0.45)	$(0.44)	$(0.39)	$(0.37)	$(0.36)	$(0.41)	$(0.45)
Discontinued operations	5.18	0.14	0.15	0.15	0.18	0.19	0.17	0.10
Net income (loss) per share attributable to common stockholders, basic and diluted	$4.63	$(0.31)	$(0.29)	$(0.24)	$(0.19)	$(0.17)	$(0.24)	$(0.35)
Weighted average shares used to compute Net income (loss) per share, basic and diluted	236,255	237,168	237,279	234,740	229,203	224,807	221,352	217,789

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Percent of total revenue)
Revenue:
Platform, cloud subscription and managed services	50%	49%	46%	49%	51%	49%	49%	49%
Professional services	50	51	54	51	49	51	51	51
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Platform, cloud subscription and managed services	21	24	25	23	26	27	27	28
Professional services	29	30	31	28	29	30	28	31
Total cost of revenue	50	54	56	51	55	57	55	59
Total gross profit	50	46	44	49	45	43	45	41
Operating expenses:
Research and development	30	37	36	37	30	31	29	32
Sales and marketing	55	54	55	53	52	55	54	64
General and administrative	26	27	25	22	24	25	27	31
Restructuring charges	25	—	2	—	1	1	13	7
Total operating expenses	136	118	118	112	107	112	123	134
Operating loss	(87)	(72)	(74)	(63)	(62)	(69)	(78)	(93)
Interest income	1	1	1	1	2	2	3	5
Interest expense	(11)	(12)	(13)	(13)	(13)	(14)	(16)	(17)
Other income (expense), net	1	—	—	—	—	—	—	(1)
Loss before income taxes from continuing operations	(96)	(83)	(86)	(75)	(73)	(81)	(91)	(106)
Provision (benefit) for income taxes	1	—	1	1	(1)	—	1	—
Loss from continuing operations	(97)	(83)	(87)	(76)	(72)	(81)	(92)	(106)
Net income from discontinued operations, net of income taxes	922	27	30	32	37	42	37	23
Net income (loss)	828	(56)	(57)	(44)	(35)	(39)	(55)	(83)
Dividend on series A convertible preferred stock	(4)	(4)	(4)	(4)	(1)	—	—	—
Accretion of series A convertible preferred stock	—	—	—	—	(4)	—	—	—
Net income (loss) attributable to common stockholders	824%	(60)%	(61)%	(48)%	(40)%	(39)%	(55)%	(83)%
Quarterly Revenue Trends
Our 2021 quarterly revenue increased year-over-year for all periods presented, reflecting increased amortization of revenue from higher deferred revenue compared with the year-ago period, as well as increased capacity in professional services. The increase in deferred revenue was due to increased sales of our cloud-based security solutions, as well as our threat intelligence and managed detection and response services.
Sequentially, our platform, cloud subscription and managed services revenue continued to increase each quarter presented with the exception of the second quarter of 2021 where there was a large mix shift in our Validation business, moving from term revenue (upfront revenue) to more cloud-based revenue (deferred revenue). The overall trend in sequential growth was due to increased amortization of deferred revenue associated with higher deferred revenue, which was primarily due to growth in sales of cloud-based security solutions, threat intelligence, and managed detection and response services, as well as increased professional services revenue.
Quarterly Gross Profit Trends
Consistent with increases in our quarterly revenue, quarterly gross profit increased year-over-year for all periods presented. Gross margin, or gross profit as a percentage of revenue, increased year-over-year in 2021, with the exception of the second quarter of 2021, which decreased year-over-year due to the large shift in revenue mix and increased spending in professional services. The overall trend in increased gross profit is primarily due to continued efforts to reduce overhead expense as well as changing the method of delivery of intelligence and reports to be at scale rather than individualized customer delivery.
Quarterly Expense Trends
For 2021, operating expenses excluding restructuring charges were lowest in the first quarter and trended upward sequentially as employee-related payroll costs increased as headcount increased. For 2020, operating expenses excluding restructuring charges were highest in the first quarter primarily due to our annual sales and marketing corporate event, held on-site prior to COVID-19 restrictions, decreased in the second quarter and trended up sequentially primarily due to employee-related payroll costs as headcount increased.

Liquidity and Capital Resources

	As of December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$1,154,458	$673,234
Short-term investments	$1,039,339	$624,824

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash used in operating activities - continuing operations	$(62,389)	$(100,409)	$(120,786)
Cash provided by operating activities - discontinued operations	124,345	195,304	188,323
Cash provided by operating activities	61,956	94,895	67,537
Cash provided by (used in) investing activities - continuing operations	705,752	(22,291)	(105,276)
Cash used in investing activities - discontinued operations	(16,311)	(49,867)	(63,760)
Cash provided by (used in) investing activities	689,441	(72,158)	(169,036)
Cash provided by (used in) financing activities	(273,393)	319,114	26,273
Net increase (decrease) in cash and cash equivalents	$478,004	$341,851	$(75,226)

As of December 31, 2021, our cash and cash equivalents of $1.2 billion were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $73.3 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2021 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
On August 4, 2021, we announced the acquisition of Intrigue, a developer of attack surface management technology, for consideration of approximately $12.3 million in cash.
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
On October 8, 2021, we completed the previously announced sale of the FireEye Products business to Magenta Buyer LLC ("Trellix"), which is backed by a consortium led by Symphony Technology Group. Upon the sale on October 8, 2021, we received approximately $1.2 billion, net of cash disposed. For the year ended December 31, 2021, we incurred cash payments of $29.8 million related to the sale of our FireEye Products business, which have been presented as operating cash flows from discontinued operations.
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
Operating Activities
During the year ended December 31, 2021, our operating activities from continuing operations used cash of $62.4 million. We incurred a loss from continuing operations of $412.1 million, which included net non-cash expenses of $314.1 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense, non-cash interest expense related to convertible notes and loss on disposal of property and equipment and write-down of operating right-of-use assets related to relocating our corporate headquarters. Our net change in operating assets and liabilities provided cash of $35.6 million, primarily related to cash sourced from a decrease in deferred revenue of $126.1 million and a decrease in accounts payable and accrued liabilities of $1.0 million, partially offset by an increase in accounts receivable of $67.6 million due to a significant increase in fourth quarter billings as compared to 2020, an increase in prepaid expenses and other assets of $14.4 million and a decrease in other long-term liabilities of $9.4 million. Cash provided by operating activities from discontinued operations was $124.3 million.
During the year ended December 31, 2020, our operating activities from continuing operations used cash of $100.4 million. We incurred a loss from continuing operations of $349.3 million, which included net non-cash expenses of $239.3 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible notes. Our net change in operating assets and liabilities provided cash of $9.6 million, primarily due to an increase in accrued compensation of $28.6 million, a decrease in deferred revenue of $8.3 million, partially offset by a decrease in other long-term liabilities of $14.9 million and a decrease in accounts payables and accrued liabilities of $13.4 million. Cash provided by operating activities from discontinued operations was $195.3 million.
Investing Activities
Cash provided by investing activities from continuing operations during the year ended December 31, 2021 was $705.8 million, which was primarily due to $1.2 billion of net proceeds received from the divestiture of the FireEye Products business, partially offset by $430.1 million net spending on short-term marketable securities as purchases exceeded maturities and sales proceeds, capital expenditures to purchase property and equipment of $25.5 million and by $11.7 million used to acquire Intrigue. Cash used in investing activities from discontinued operations was $16 million.
Cash used by investing activities from continuing operations during the year ended December 31, 2020 was $22.3 million. This was primarily due to $82.2 million used to acquire Cloudvisory and Respond, net of cash acquired, and $17.9 million used for capital expenditures to purchase property and equipment, partially offset by $79.1 million of net receipts from short-term investments as maturities and sales exceeded purchases. Cash used in investing activities from discontinued operations was $49.9 million.
Financing Activities
During the year ended December 31, 2021, financing activities used $273.4 million in cash, primarily for share repurchases of $288.5 million, and payment related to shares withheld for taxes of $11.2 million, partially offset by $26.4 million received from employee purchases of shares under our 2013 Employee Stock Purchase Plan ("ESPP") and exercises of employee stock options.
During the year ended December 31, 2020, financing activities provided $319.1 million in cash, primarily from proceeds of $395.3 million received from the issuance of Series A Convertible Preferred Stock, net of issuance costs, and proceeds of $29.5 million from employee purchases of shares under our ESPP and exercises of employee stock options.
Net cash provided by (used in) discontinued operations:
Cash provided by discontinued operations for the year ended December 31, 2021 was $108.0 million as compared to cash provided by discontinued operations of $145.4 million for the year ended December 31, 2020. The $37.4 million decrease was primarily due to a $71.0 million decrease in cash provided by operating activities offset by a $33.6 million increase in cash used in investing activities. The decrease in cash flows from operating activities was primarily due to a $28.5 million decrease in net income excluding the gain from the FireEye Products business divestiture and a $15.1 million decrease in cash flows related to operating assets and liabilities. The decrease in cash used in investing activities was primarily due to not having any business acquisitions related to discontinued operations in 2021 compared to the $41.5 million used for business acquisitions in 2020.

Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of December 31, 2021:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
		(In thousands)
Convertible Notes	$1,121,318	$12,959	$482,181	$626,178	$—
Operating leases	79,631	13,839	24,315	21,223	20,254
Purchase obligations	20,572	5,511	13,450	1,611	—
Total	$1,221,521	$32,309	$519,946	$649,012	$20,254
Total future payments related to our Convertible Notes of $1.1 billion shown in the table above is composed of $23.4 million principal amount of Series A Notes, $460 million principal amount of Series B Notes, $600 million principal amount of 2024 Notes and future interest payments of $37.9 million. Although the 2035 Notes have a stated maturity of June 1, 2035, they have been reflected in the table above assuming repurchase on June 1, 2025 in the case of the Series A Notes and June 1, 2022 in the case of the Series B Notes (the earliest future date holders have the right to require us to repurchase all or any portion of their Convertible Senior Notes) at 100% of the principal amount plus accrued and unpaid interest as of these dates.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2021, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, approximately $5.4 million of unrecognized tax benefits classified as “Other long-term liabilities” in the accompanying consolidated balance sheets as of December 31, 2021, have been excluded from the contractual obligations table above.
Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Segment Information
We have one primary business activity and operate in one reportable segment.
Concentration
For the years ended December 31, 2021 and 2020, one reseller represented 10% of the Company's total revenue, but did not represent 10% or greater of the Company's total revenue for the year ended December 31, 2019.
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
Nature of Solutions and Services
We generate revenue from the sales of cloud based subscriptions, managed services and professional services, primarily through our indirect relationships through our partners or direct relationships through our direct sales-force. We account for our performance obligations in accordance with Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, regarding Accounting Standards Codification Topic 606 (“ASC 606”) and all related interpretations.
Revenue from subscriptions to our cloud-based solutions, which allow customers to use our hosted security software over a contracted period without taking possession of the software and managed services where we provide managed detection and response services for customers, are recognized over the contractual term. A small portion of our revenue is derived from our validation software deployed on premise that is not dependent on regular threat intelligence updates. Revenue from these solutions is therefore recognized when ownership is transferred to our customers, typically upon delivery of the license.
Professional services, which include incident response, security assessments, and other strategic security consulting services are offered on a time-and-materials basis or through fixed fee arrangements, and we recognize the associated revenue as the services are delivered.
Discontinued Operations
Revenue from discontinued operations was generated primarily from sales of network, email, endpoint security, Helix SIEM and Cloudvisory solutions deployed on a customer's premises, either as an integrated security appliance or a distributed hybrid on-premise/private cloud configurations. As a single performance obligation, revenue from sales of appliance hardware and related subscriptions was recognized ratably over the contractual term, typically one to three years. Such contracts typically contained a material right of renewal option that allows the customer to renew their DTI cloud and support subscriptions for an additional term at a discount to the original purchase price of the single performance obligation. For contracts that contained a material right of renewal option, the value of the performance obligation allocated to the renewal was recognized ratably over the period between the end of the initial contractual term and end of the estimated useful life of the related appliance and license. A small portion of our revenue in the product and related subscription and support revenue related to discontinued operations was derived from the sale of our network forensics appliances and our central management system appliances. These appliances were not dependent on regular security intelligence updates, and revenue from these appliances was therefore recognized when ownership was transferred to our customer, typically at shipment.
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
We perform the impairment testing by first assessing qualitative factors to determine whether existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. In assessing the qualitative factors, we consider the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it performs a quantitative assessment to determine whether there is any impairment. To calculate any potential impairment, the Company compares the fair value of a reporting unit with its carrying amount, including goodwill. There was no impairment of goodwill recorded for the years ended December 31, 2021, 2020 or 2019.
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
Discontinued Operations
We consider assets to be held for sale when management commits to a formal plan to actively market the assets for sale at a price reasonable in relation to fair value, it is unlikely that significant changes will be made to the plan, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated and the sale of the assets is expected to be completed within one year. Upon designation as held for sale, we record the carrying value of the assets at the lower of the then current carrying value or estimated fair value, less costs to sell. Fair value is determined based on external data available or management’s estimates, depending upon the nature of the assets and liabilities. Goodwill is allocated to the FireEye Products business and designated as held for sale based on the relative fair values of the FireEye Products business and the remaining business. The fair value is determined based on the Company’s market capitalization and management’s estimate of the control premium a buyer would pay to obtain control of the business. Following recording as such, assets held for sale are not depreciated or amortized thereafter.
If the disposal of the component of an entity (or group of components) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, it meets the criteria for discontinued operations. The results of discontinued operations, as well as any gain or loss on the disposal transaction, are presented separately, net of tax, from the results of continuing operations for all periods presented. The revenue and expenses included in the results of discontinued operations are the revenue and direct operating expenses incurred by the discontinued component that may be reasonably segregated from the revenue and costs of the ongoing operations of the Company. The assets and liabilities for the FireEye Products business have been accounted for as assets and liabilities held for sale in our consolidated balance sheets. The operating results have been included in discontinued operations in our consolidated financial statements. The consolidated statement of cash flows presents combined cash flows from continuing operations with cash flows from discontinued operations within each cash flow statement category. The prior periods have been adjusted to reflect the assets and liabilities held for sale and discontinued operations.
Recent Accounting Pronouncements
See Note 1, "Description of Business and Summary of Significant Accounting Policies," contained in the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial conditions.

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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at December 31, 2021 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $2.2 billion and $1.3 billion as of December 31, 2021 and 2020, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions, U.S. Treasury notes and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to our investment policies which limit the duration of our short term investments. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Series A Notes, Series B Notes and 2024 Notes have fixed interest rates of 1.000%, 1.625% and 0.875%, respectively. The fair value of the Convertible Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of December 31, 2021, the fair value of our Convertible Notes was approximately $1.0 billion.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Mandiant, Inc. (formerly FireEye, Inc.)
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mandiant, Inc. (formerly FireEye, Inc.) and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Emphasis of a Matter
As discussed in Note 2 to the financial statements, the sale of the FireEye Products business to a consortium led by Symphony Technology Group closed on October 8, 2021. As a result, the FireEye Products business was classified as discontinued operations and the related assets and liabilities were classified as held for sale in the financial statements.
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
Revenue Recognition and Contract Balances - Appliance and License Useful Life — Refer to Notes 1, 8, and 10 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue for contracts that contain a renewal option, which is a material right, over the contractual term with the allocated value of the renewal option recognized over the period between the end of the initial contractual term and the end of the estimated useful life of the related appliance and license. The costs of revenue and commissions for such contracts are also recognized based on this estimated useful life.
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
•We evaluated the methods and assumptions used by management to determine the estimated useful life by:
◦Testing the underlying data that served as the basis for the analysis including information regarding actual historical renewals.
◦Recalculating the quantitative historical renewal information in the Company’s analysis
◦Assessing qualitative factors including product refresh cycle, technology life and evaluating whether historical renewal of the license and hardware is indicative of the estimated useful life based on internal or external information available, including interviews with Company personnel and reviews of Company product road maps and industry publications.
◦Evaluating the reasonableness of management’s overall conclusion
Discontinued Operations – Control Premium Used for Goodwill Allocation — Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
On October 8, 2021, the Company sold the assets and liabilities of the FireEye Products business in exchange for total cash consideration of $1.2 billion and recorded a gain on divestiture of $1.2 billion. The assets and liabilities sold were recorded at the lower of the then current carrying value or estimated fair value, less costs to sell. Fair value is determined based on external data available or management’s estimates, depending upon the nature of the assets and liabilities. Goodwill was allocated to the FireEye Products business based on the relative fair values of the FireEye Products business and the remaining business. The fair value of the business was determined based on the Company’s market capitalization and management’s estimate of the control premium a buyer would pay to obtain control of the business.
We identified the control premium used in the allocation of goodwill as a critical audit matter because it required management judgment. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the control premium.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the control premium used for goodwill allocation included the following, among others:
•We tested the effectiveness of controls over the estimation of the control premium used for goodwill allocation.
•We assessed the reasonableness of the control premium used for goodwill allocation by inquiring with management to understand how the premium was determined, comparing the premium to comparable market transactions, and evaluating the reasonableness of internal and external factors management considered in estimating the control premium.
•We evaluated management’s methodology for estimating the control premium.
•We involved our valuation specialists to audit the assumptions used in the determination of the control premium.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 1, 2022
We have served as the Company's auditor since 2010.

MANDIANT, INC. (FORMERLY FIREEYE, INC.)
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,154,458	$673,234
Short-term investments	1,039,339	624,824
Accounts receivable, net of allowance for doubtful accounts of $806 and $1,225 at December 31, 2021 and 2020, respectively	146,460	70,563
Prepaid expenses and other current assets	73,079	39,670
Current assets held for sale	—	153,954
Total current assets	2,413,336	1,562,245
Property and equipment, net	46,329	64,336
Operating lease right-of-use assets, net	25,768	36,728
Goodwill	1,060,023	1,050,962
Intangible assets, net	79,511	120,555
Deposits and other long-term assets	26,220	18,084
Long-term assets held for sale	—	392,974
TOTAL ASSETS	$3,651,187	$3,245,884

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,585	$4,027
Operating lease liabilities, current	13,306	14,556
Accrued and other current liabilities	105,886	19,730
Accrued compensation	71,660	71,784
Convertible senior notes, current, net	451,030	—
Deferred revenue, current portion	307,611	226,356
Current liabilities held for sale	—	417,291
Total current liabilities	982,078	753,744
Convertible senior notes, net	556,240	960,896
Deferred revenue, non-current portion	102,717	57,897
Operating lease liabilities, non-current	52,132	41,802
Other long-term liabilities	7,376	12,339
Long-term liabilities held for sale	—	285,251
Total liabilities	1,700,543	2,111,929
Commitments and contingencies (NOTE 12)
Series A Convertible Preferred Stock, par value of $0.0001 per share; 400 shares authorized, issued and outstanding as of December 31, 2021 and 2020	419,404	401,050
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 231,166 and 235,690 shares issued and outstanding as of December 31, 2021 and 2020, respectively	23	24
Additional paid-in capital	3,511,444	3,623,243
Treasury stock, at cost; 1,778 and 1,778 shares as of December 31, 2021 and 2020, respectively	(80,000)	(80,000)
Accumulated other comprehensive income (loss)	(2,172)	3,834
Accumulated deficit	(1,898,055)	(2,814,196)
Total stockholders’ equity	1,531,240	732,905
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$3,651,187	$3,245,884

See accompanying notes to consolidated financial statements.

MANDIANT, INC. (FORMERLY FIREEYE, INC.)
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Platform, cloud subscription and managed services	$235,077	$198,695	$163,583
Professional services	248,378	201,014	167,787
Total revenue	483,455	399,709	331,370
Cost of revenue:
Platform, cloud subscription and managed services	111,915	107,872	101,793
Professional services	142,477	117,645	98,512
Total cost of revenue	254,392	225,517	200,305
Total gross profit	229,063	174,192	131,065
Operating expenses:
Research and development	166,893	122,045	103,063
Sales and marketing	262,643	224,357	237,077
General and administrative	121,134	106,347	119,435
Restructuring charges	34,576	21,084	10,264
Total operating expenses	585,246	473,833	469,839
Operating loss	(356,183)	(299,641)	(338,774)
Interest income	5,419	11,325	22,017
Interest expense	(59,333)	(60,066)	(61,927)
Other income (expense), net	1,378	(496)	(1,775)
Loss before income taxes from continuing operations	(408,719)	(348,878)	(380,459)
Provision for income taxes	3,381	460	(17,539)
Loss from continuing operations	$(412,100)	$(349,338)	$(362,920)
Net income from discontinued operations, net of income taxes	1,328,241	142,037	105,511
Net income (loss)	916,141	(207,301)	(257,409)
Dividend on series A convertible preferred stock	(18,354)	(1,050)	—
Accretion of series A convertible preferred stock	(82)	(4,653)	—
Net income (loss) attributable to common stockholders	$897,705	$(213,004)	$(257,409)
Net income (loss) per share attributable to common stockholders, basic and diluted:
Continuing operations	$(1.82)	$(1.59)	$(1.75)
Discontinued operations	5.62	0.64	0.51
Net income (loss) per share attributable to common stockholders, basic and diluted	$3.80	$(0.95)	$(1.24)
Weighted average shares used in computing net income (loss) per share, basic and diluted	236,367	223,308	207,234
See accompanying notes to consolidated financial statements.

MANDIANT, INC. (FORMERLY FIREEYE, INC.)
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$916,141	$(207,301)	$(257,409)
Change in net unrealized gains (loss) on available-for-sale investments	(6,006)	2,654	3,479
Comprehensive income (loss)	$910,135	$(204,647)	$(253,930)
See accompanying notes to consolidated financial statements.

MANDIANT, INC. (FORMERLY FIREEYE, INC.).
Consolidated Statement of Convertible Preferred Stock and Stockholders' Equity
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	—	199,612	20	3,152,159	(150,000)	(2,299)	(2,349,486)	650,394
Issuance of common stock for equity awards	—	—	9,624	1	4,186	—	—	—	4,187
Issuance of common stock related to employee stock purchase plan	—	—	1,781	—	22,086	—	—	—	22,086
Issuance of common stock and assumption of options related to Verodin, Inc. acquisition	—	—	8,405	1	121,157	—	—	—	121,158
Unrealized gain on investments	—	—	—	—	—	—	3,479	—	3,479
Stock-based compensation	—	—	—	—	157,771	—	—	—	157,771
Net loss	—	—	—	—	—	—	—	(257,409)	(257,409)
Balance at December 31, 2019	—	—	219,422	22	3,457,359	(150,000)	1,180	(2,606,895)	701,666
Issuance of common stock for equity awards	—	—	11,492	2	7,333	—	—	—	7,335
Shares withheld for taxes	—	—	(600)	—	(9,364)	—	—	—	(9,364)
Issuance of common stock related to employee stock purchase plan	—	—	1,999	—	22,188	—	—	—	22,188
Shares retired	—	—	(1,555)	—	(70,000)	70,000	—	—	—
Issuance of common stock and assumption of options related to Respond, Inc. acquisition	—	—	4,932	—	60,336	—	—	—	60,336
Partially vested options related to Respond, Inc. acquisition	—	—	—	—	1,162	—	—	—	1,162
Series A convertible preferred stock, net of issuance costs of $4,653	400	395,347	—	—	—	—	—	—	—
Accretion of Series A convertible preferred stock	—	4,653	—	—	(4,653)	—	—		(4,653)
Dividends on Series A convertible preferred stock	—	1,050	—	—	(1,050)	—	—	—	(1,050)
Unrealized gain on investments	—	—	—	—	—	—	2,654	—	2,654
Stock-based compensation	—	—	—	—	159,932	—	—	—	159,932
Net loss	—	—	—	—	—	—	—	(207,301)	(207,301)
Balance at December 31, 2020	400	401,050	235,690	24	3,623,243	(80,000)	3,834	(2,814,196)	732,905
Issuance of common stock for equity awards	—	—	11,468	1	6,604	—	—	—	6,605
Shares withheld for taxes	—	—	(536)	—	(11,232)	—	—	—	(11,232)
Shares repurchased	—	—	(16,829)	(2)	(299,999)	—	—	—	(300,001)
Issuance of common stock related to employee stock purchase plan	—	—	1,631	—	19,834	—	—	—	19,834
Issuance of common stock related to Respond, Inc. acquisition	—	—	(258)	—	—	—	—	—	—
Accretion of Series A convertible preferred stock	—	—	—	—	(82)	—	—	—	(82)
Dividends on Series A convertible preferred stock	—	18,354	—	—	(18,354)	—	—	—	(18,354)
Unrealized loss on investments	—	—	—	—		—	(6,006)	—	(6,006)
Stock-based compensation	—	—	—	—	191,430	—	—	—	191,430
Net income (loss)	—	—	—	—	—	—	—	916,141	916,141
Balance at December 31, 2021	400	$419,404	231,166	$23	$3,511,444	$(80,000)	$(2,172)	$(1,898,055)	$1,531,240

MANDIANT, INC. (FORMERLY FIREEYE, INC.).
Consolidated Statement of Convertible Preferred Stock and Stockholders' Equity
(In thousands)

See accompanying notes to the consolidated financial statements.

MANDIANT, INC. (FORMERLY FIREEYE, INC.)
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$916,141	$(207,301)	$(257,409)
Less: income (loss) from discontinued operations	1,328,241	142,037	105,511
Loss from continuing operations	(412,100)	(349,338)	(362,920)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	94,723	78,337	80,667
Stock-based compensation	151,405	113,698	105,215
Non-cash interest expense related to convertible senior notes	46,374	46,728	47,983
Deferred income taxes	795	(754)	(340)
Loss on disposal of property and equipment	19,871	885	219
Other	959	418	(71)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(67,584)	2,613	(25,437)
Prepaid expenses and other assets	(14,434)	(1,589)	9,005
Accounts payable	13,095	(10,036)	3,936
Accrued liabilities	(12,080)	(3,363)	(5,564)
Accrued compensation	(124)	28,559	(570)
Deferred revenue	126,075	8,349	38,508
Other long-term liabilities	(9,364)	(14,916)	(11,417)
Net cash used in operating activities - continuing operations	(62,389)	(100,409)	(120,786)
Net cash provided by operating activities - discontinued operations	124,345	195,304	188,323
Net cash provided by operating activities	61,956	94,895	67,537
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(25,536)	(17,928)	(29,349)
Purchases of short-term investments	(938,938)	(393,442)	(617,194)
Proceeds from maturities of short-term investments	506,861	443,396	620,580
Proceeds from sales of short-term investments	2,008	29,161	—
Business acquisitions, net of cash acquired	(11,678)	(82,247)	(79,987)
Proceeds from sale of FireEye Products business, net of cash disposed	1,171,664	—	—
Purchase of investment in private company	—	(1,000)	—
Lease deposits	1,371	(231)	674
Net cash provided by (used in) investing activities - continuing operations	705,752	(22,291)	(105,276)
Net cash used in investing activities - discontinued operations	(16,311)	(49,867)	(63,760)
Net cash provided by (used in) investing activities	689,441	(72,158)	(169,036)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible senior notes	—	(96,392)	—
Share repurchases	(288,518)	—	—
Series A convertible preferred stock issuance costs	(82)	(4,653)	—
Series A convertible preferred stock	—	400,000	—
Payment related to shares withheld for taxes	(11,232)	(9,363)	—
Proceeds from employee stock purchase plan	19,834	22,188	22,086
Proceeds from exercise of equity awards	6,605	7,334	4,187
Net cash provided by (used in) financing activities	(273,393)	319,114	26,273
Net change in cash and cash equivalents	478,004	341,851	(75,226)
Cash and cash equivalents, beginning of period	673,234	331,383	406,609
Cash and cash equivalents held for sale, beginning of period	3,220	3,220	3,220
Cash and cash equivalents held for sale, end of period	—	(3,220)	(3,220)
Cash and cash equivalents, end of period	$1,154,458	$673,234	$331,383

MANDIANT, INC. (FORMERLY FIREEYE, INC.)
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4,961	$4,693	$4,558
Cash paid for interest	$12,959	$13,441	$13,934
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with acquisitions	$—	$60,336	$119,682
Purchases of property and equipment and demonstration units in accounts payable and accrued liabilities	$2,960	$2,408	$5,264
FireEye Products business divestiture transaction costs in accounts payable and accrued liabilities	$3,399	$—	$—
Share repurchases of common stock in accounts payable and accrued liabilities	$11,483	$—	$—
Accretion of series A convertible preferred stock	$82	$4,653	$—
Dividend on series A convertible preferred stock	$18,354	$1,050	$—
See accompanying notes to consolidated financial statements.

MANDIANT, INC. (FORMERLY FIREEYE, INC.)
Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Mandiant, Inc., formerly known as FireEye, Inc., with principal executive offices located in Reston, Virginia, was incorporated as NetForts, Inc. on February 18, 2004, under the laws of the State of Delaware, and changed its name to FireEye, Inc. on September 7, 2005. On October 4, 2021, the Company changed its name to Mandiant, Inc.
Mandiant, Inc. and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) provide intelligence-based cybersecurity solutions and services that allow organizations to prepare for, prevent, investigate, respond to and remediate cyber-attacks, including attacks that target on-premise, cloud and critical infrastructure environments.
Our portfolio of cybersecurity solutions and services is comprised of the following:
•Mandiant Advantage software-as-a-service (SaaS) platform with integrated modules for threat intelligence, security validation, attack surface management and security automation, managed services, and consulting services. Our solutions and services help customers minimize the risk of costly cybersecurity breaches by:
•detecting and preventing advanced, targeted and evasive attacks missed by other security controls,
•automating the investigation and triage of security alerts generated by Mandiant solutions, as well as security control solutions from other vendors,
•providing visibility into the latest threats and the tools and techniques used by threat actors,
•validating the effectiveness of existing cybersecurity controls against attacks before an attack occurs,
•providing visibility and defensive insight into the attack surface an adversary may target, and
•providing assessment, training and other strategic security consulting services that help organizations improve their resilience to attack.
The majority of our solutions and services are sold to end-customers directly, with a lesser percentage of sales to our end-customers sold through distributors, resellers, and strategic partners.
On May 29, 2021, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we agreed to sell the FireEye Products business to Magenta Buyer LLC (“Trellix”), which is backed by a consortium led by Symphony Technology Group (“STG”), in exchange for total cash consideration of $1.2 billion and assumption of certain assets and liabilities of the FireEye Products business as specified in the Purchase Agreement. As a result, the FireEye Products business was classified as discontinued operations in our consolidated financial statements and excluded from continuing operations and the related assets and liabilities were classified as held for sale. The transaction closed on October 8, 2021.
Unless otherwise noted, discussion in these Notes to Consolidated Financial Statements refers to our continuing operations. Refer to Note 2, “Discontinued Operations,” for further information.
On August 4, 2021, we acquired Intrigue Corp. ("Intrigue"), a developer of surface attack management technology, for cash consideration of approximately $12.3 million. Intrigue's attack surface management technology will be integrated into the Mandiant Advantage platform, enabling organizations to discover, monitor and manage risk across their entire attack surface. The intangible assets acquired and net tangible liabilities assumed in the acquisition of Intrigue are presented in the balance sheet as continuing operations.
In November 2020, we acquired Respond Software, Inc. ("Respond Software"), a cybersecurity investigation automation company for a total purchase consideration of $177.6 million. The acquisition of Respond Software, a leader in automation of XDR, is intended to add significant capabilities to our Mandiant Advantage platform by automating threat detection and reducing the amount of analyst time necessary to investigate threats due to the reduction in false positives as well as to accelerate Respond Software's learning models with our unique expertise and threat intelligence. A portion of the goodwill generated by the Respond Software acquisition was allocated to the FireEye Products business based on relative fair value and was reported as held for sale. The amount of Respond Software goodwill reported as held for sale is $34.8 million. The intangible assets acquired and the net tangible liabilities assumed were retained in the sale of the FireEye Products business and are presented as continuing operations in the consolidated balance sheets.
In January 2020, we acquired Cloudvisory LLC ("Cloudvisory"), a provider of cloud visibility and control solutions. As consideration for the acquisition, we paid approximately $13.2 million in cash and assumed $0.3 million in net tangible liabilities. Pursuant to the sale of the FireEye Products business, the intangible assets acquired, including developed technology, and net tangible liability assumed in this acquisition are reported as held for sale in the consolidated balance sheets. A portion of goodwill generated by the Cloudvisory acquisition totaling $1.8 million was allocated to the FireEye Products business based on relative fair value and is reported as held for sale.
In May 2019, we acquired Verodin, Inc. ("Verodin"), a security instrumentation platform company. As consideration for the acquisition, we paid $143.7 million in cash, issued 8,404,609 shares of our common stock with an estimated fair value of $119.7 million and recognized $1.5 million of the fair value of assumed stock options attributable to pre-combination services. The intangible assets acquired and net tangible liabilities assumed in the acquisition of Verodin are presented in the balance sheet as continuing operations.
Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of Mandiant, Inc. and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
See Note 2, "Discontinued Operations," to our consolidated financial statements for additional information.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such management estimates include, but are not limited to, determining the nature and timing of satisfaction of performance obligations, useful life of our security appliances that are dependent on intelligence and assessing the material rights associated with it, determining the standalone selling price ("SSP") of performance obligations, subscriptions and services, commissions expense including the period of benefit of customer acquisition cost, bonus expense, future taxable income, contract manufacturer liabilities, litigation and settlement costs and other loss contingencies, fair value of our equity awards, achievement of targets for performance stock units, fair value of the liability and equity components of the Convertible Senior Notes (as defined in Note 11), fair value of assets and liabilities sold in the divestiture, allocation of goodwill to discontinued operations, results of operations of the Company's discontinued operations and the purchase price allocation of acquired businesses. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from current or revised future estimates.
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
Our accounts receivables are primarily derived from a diverse set of customers across various geographical locations. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable. We maintain an allowance for doubtful accounts for estimated potential credit losses. See Note 19, "Segment and Major Customers Information," for information on major customers.
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
Foreign currency denominated revenue and expenses have been re-measured using the average exchange rates in effect during each period. Foreign currency translation and transaction gains and losses have been included in other income (expense) and have not been significant for the years ended December 31, 2021, 2020 and 2019. For the years ended December 31, 2021, 2020 and 2019, we recognized a loss of $1.6 million, a gain of $0.6 million and a loss of $0.7 million, respectively.
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
We regularly review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. An investment is impaired if the fair value of the investment is less than its cost. Fair value is calculated based on publicly available market information or other estimates determined by management. If the fair value of an investment is less than its amortized cost basis at the balance sheet date and if we do not intend to sell the investment, we consider available evidence to assess whether it is more likely than not that we will be required to sell the investment before the recovery of its amortized cost basis. Factors considered in our evaluation include, but are not limited to: general market conditions, the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value. For our debt instruments, we also evaluate whether we have the intent to sell the security or it is more likely than not that we will be required to sell the security before recovery of its cost basis.
Once an impairment is determined to be attributable to credit-related factors, allowance for credit losses (i.e., the credit loss component) is recognized as credit loss expense, a charge in other income (expense), net, on our consolidated statements of operations, and any remaining unrealized losses (i.e., the non-credit loss component), are included in accumulated other comprehensive income (loss) on our consolidated statements of convertible preferred stock and stockholders' equity.
Prior to 2020, we followed the guidance in Accounting Standards Codification (“ASC”) 320 Investments—Debt and Equity Securities in determining whether unrealized losses were other than temporary. In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”). We adopted Topic 326 on January 1, 2020, and now consider whether unrealized losses have resulted from a credit loss or other factors. We concluded that an allowance for credit losses was unnecessary as of December 31, 2021 and 2020 and there was no impairment charge for any unrealized losses in 2019.
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
We also sublease certain office space to third-parties. Our subleases consist of office space which was vacated as part of restructuring activities. We do not recognize ROU assets or lease liabilities associated with subleased office spaces in which we are the sublessor. Sublease income is recognized ratably over the term of the agreement.
Discontinued Operations
We consider assets to be held for sale when management commits to a formal plan to actively market the assets for sale at a price reasonable in relation to fair value, it is unlikely that significant changes will be made to the plan, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated and the sale of the assets is expected to be completed within one year. Upon designation as held for sale, we record the carrying value of the assets at the lower of the then current carrying value or estimated fair value, less costs to sell. Fair value is determined based on external data available or management’s estimates, depending upon the nature of the assets and liabilities. Goodwill is allocated to the FireEye Products business and designated as held for sale based on the relative fair values of the FireEye Products business and the remaining business. The fair value is determined based on the Company’s market capitalization and management’s estimate of the control premium a buyer would pay to obtain control of the business. Following recording as such, assets held for sale are not depreciated or amortized thereafter.
If the disposal of the component of an entity (or group of components) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, it meets the criteria for discontinued operations. The results of discontinued operations, as well as any gain or loss on the disposal transaction, are presented separately, net of tax, from the results of continuing operations for all periods presented. The revenue and expenses included in the results of discontinued operations are the revenue and direct operating expenses incurred by the discontinued component that may be reasonably segregated from the revenue and costs of the ongoing operations of the Company. The assets and liabilities for the FireEye Products business have been accounted for as assets and liabilities held for sale in our consolidated balance sheets as the sale was completed on October 8, 2021. The operating results have been included in discontinued operations in our consolidated financial statements and excluded from continuing operations for all periods presented. The consolidated statement of cash flows presents combined cash flows from continuing operations with cash flows from discontinued operations within each cash flow statement category. The prior periods have been adjusted to reflect the assets and liabilities held for sale and discontinued operations.
Impairment of Long-Lived Assets
We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment charge for the amount by which the carrying amount of the assets exceeds the fair value of the asset. Through December 31, 2021 we have not written down any of our long-lived assets as a result of impairment.
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
We perform the impairment testing by first assessing qualitative factors to determine whether existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. In assessing the qualitative factors, we consider the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it performs a quantitative assessment to determine whether there is any impairment. To calculate any potential impairment, the Company compares the fair value of a reporting unit with its carrying amount, including goodwill. There was no impairment of goodwill recorded for the years ended December 31, 2021, 2020 or 2019.
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
Deferred Revenue (Contract Liabilities) and Contract Assets
Deferred revenue consists of amounts for which we have the unconditional right to bill, but have not been recognized as revenue because the related subscriptions or services have not been transferred. These amounts include non-refundable customer deposits that are prepaid for future performance obligations, such as delivery of our Expertise on Demand units and pre-paid retainers. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current. Our contract assets consist of assets typically resulting from when revenue has been recognized but we do not have the right to bill the customer due to allocation of transaction price, and such amounts have been included in prepaid expenses and other current assets. Our contract assets were immaterial as of December 31, 2021 and 2020.
In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our solutions and services, not to receive financing from our customers or to provide customers with financing. Examples include invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period.
Assets Recognized from Costs to Obtain a Contract with a Customer
Deferred Commissions
Our customer acquisition costs are primarily related to sales commissions and related payroll taxes earned by our sales force and such costs are considered incremental costs to obtain a contract. Sales commissions for initial contracts are deferred and then amortized taking into consideration the pattern of transfer to which the asset relates and may include expected renewal periods where renewal commissions are not commensurate with the initial commissions period. We typically recognize the initial commissions over the longer of the customer relationship (generally estimated to be three years) or over the same period as the initial revenue arrangement to which these costs relate. Renewal commissions not commensurate with the initial commissions paid are generally amortized over the renewal period. Deferred commissions that will amortize within the succeeding twelve month period are classified as current, and included in prepaid expenses and other current assets on the consolidated balance sheets. The remaining balance is classified as non-current, and included in deposits and other long-term assets. As of December 31, 2021 and 2020, the amount of deferred commissions included in prepaid expenses and other current assets was $23.9 million and $14.3 million, respectively. The amount of deferred commissions included in deposits and other long-term assets as of December 31, 2021 and 2020 was $21.4 million and $11.4 million, respectively.
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
Nature of Solutions and Services
We generate revenue from the sales of cloud based subscriptions, managed services and professional services, primarily through our indirect relationships with our partners or direct relationships with end customers through our direct sales force. We account for our performance obligations in accordance with Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, regarding Accounting Standards Codification Topic 606 (“ASC 606”), and all related interpretations.
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
Discontinued Operations
Revenue from discontinued operations was generated primarily from sales of network, email, endpoint security, Helix SIEM and Cloudvisory solutions deployed on a customer's premises, either as an integrated security appliance or a distributed hybrid on-premise/private cloud configurations. As a single performance obligation, revenue from sales of appliance hardware and related subscriptions was recognized ratably over the contractual term, typically one to three years. Such contracts typically contained a material right of renewal option that allows the customer to renew their Dynamic Threat Intelligence ("DTI") cloud and support subscriptions for an additional term at a discount to the original purchase price of the single performance obligation. For contracts that contained a material right of renewal option, the value of the performance obligation allocated to the renewal was recognized ratably over the period between the end of the initial contractual term and end of the estimated useful life of the related appliance and license. A small portion of our revenue in the product and related subscription and support revenue related to discontinued operations was derived from the sale of our network forensics appliances and our central management system appliances. These appliances were not dependent on regular security intelligence updates, and revenue from these appliances was therefore recognized when ownership was transferred to our customer, typically at shipment.
Advertising Costs
Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $10.9 million, $4.2 million and $3.2 million during the years ended December 31, 2021, 2020 and 2019, respectively.
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
Common Stock Repurchase Program
On June 2, 2021, we announced a stock repurchase program for the repurchase of up to $500 million of our common stock. There is no expiration date on this authorization, and we may suspend, amend or discontinue the repurchase program at any time. During the year ended December 31, 2021, we cumulatively repurchased 16.8 million shares of our common stock for $300.0 million, at an average repurchase price of approximately $17.81 per share. The repurchases were recorded to additional paid-in capital as we are in an accumulated net deficit position.

Net Income (Loss) Per Share
We calculate our basic and diluted net income (loss) per share in conformity with the two-class method required for companies with participating securities based upon income (loss) from continuing operations. Under the two-class method, net income (loss) is determined by allocating undistributed earnings, calculated as net income (loss) less current period convertible preferred stock cumulative dividends, between common stock and the convertible preferred stock. In computing diluted net income, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Our basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, options to purchase common stock and convertible senior notes are considered common stock equivalents, but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.
Convertible Senior Notes
We allocated the principal amount of the Convertible Senior Notes between its liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument of similar credit quality and maturity that did not have the conversion feature. The carrying amount of the equity component, representing the embedded conversion option, was determined by deducting the fair value of the liability component from the principal amount of the Convertible Senior Notes as a whole. The equity component is included in additional paid-in-capital in consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Convertible Senior Notes over the carrying amount of the liability component was recorded as a debt discount, and is being amortized to interest expense using the effective interest method through the first date holders have the right to require us to repurchase all or any portion of their Convertible Senior Notes; the first put date (see Note 11, "Convertible Senior Notes"). We allocate the total amount of transaction costs incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Senior Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the liability component of the Convertible Senior Notes, and are being amortized to interest expense using the effective interest method through the first put date. Transaction costs attributable to the equity component were netted with the equity component of the Convertible Senior Notes in additional paid-in capital.
Recently Adopted Accounting Pronouncements
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard requires capitalization of the implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Further, the standard also requires the Company to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. We adopted the standard effective January 1, 2020. The standard did not have a significant impact on our consolidated financial statements.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (i.e. Step 2 of the current guidance), instead measuring the impairment charge as the excess of the reporting unit's carrying amount over its fair value (i.e. Step 1 of the current guidance). We adopted the standard effective January 1, 2020. The standard did not have a significant impact on our consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss ("CECL") model. The CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. The guidance was effective for the Company beginning in the first quarter of 2020. We adopted the standard effective January 1, 2020. The standard did not have a significant impact on our consolidated financial statements.

Simplifying Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. ASU 2019-12 is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption was permitted and we adopted ASU 2019-12 as of January 1, 2020. The adoption did not have a significant impact on our consolidated financial statements.
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
Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06): This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Convertible Senior Notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. We are adopting the standard on January 1, 2022, using the modified retrospective basis. We expect the adoption to result in an approximately $200.0 million decrease to the opening balance of accumulated deficit, approximately $270.0 million decrease to the opening balance of additional paid-in capital, and approximately $70.0 million increase to the opening balance of the Convertible Senior Notes, net on the consolidated balance sheet.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard requires an acquiring entity to apply Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities in a business combination in a manner consistent with how the acquiree recognized and measured them in its preacquisition financial statements. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal year. Early adoption of the amendments is permitted, including adoption in an interim period. We are currently evaluating the timing and overall impact of this standard on our consolidated financial statements.

2. Discontinued Operations
Divestiture of FireEye Products business
On May 29, 2021, we entered into the Purchase Agreement, pursuant to which we agreed to sell the FireEye Products business to Trellix in exchange for total cash consideration of $1.2 billion, which closed on October 8, 2021.
The following table presents the gain associated with the sale, presented in the results of our discontinued operations below (dollars in thousands):

Purchase price, net of adjustments (1)	$1,129,261
Carrying value of net liabilities disposed of	115,220
Pre-tax gain on divestiture before transaction costs	1,244,481
Transaction costs (2)	(29,766)
Pre-tax gain on divestiture of FireEye Products business	1,214,715
Income tax expense on gain on divestiture of FireEye Products business	(11,582)
Total gain on divestiture of FireEye Products business	$1,203,133

(1) Upon the closing of the sale on October 8, 2021, we received the initial purchase price of $1.2 billion, which reflects the $1.2 billion purchase price, adjusted for cash balances transferred to Trellix. We entered into a Reseller and Market Cooperation Agreement (“RSA”) with Trellix, described further below. We determined that the terms of the RSA are off-market. Accordingly, the purchase price was adjusted by $38.5 million, which represented the fair value of the off-market component of the RSA. The Company agreed to reimburse Trellix for certain unvested equity awards liability pertaining to transferred employees which will now be paid by Trellix to such employees in cash over an eighteen-month period. The maximum amount of reimbursement shall not exceed $40.0 million and this has been recorded as an adjustment to the purchase price. A similar adjustment has been made for reimbursement for stamp duty liability transferred to Trellix for $2.2 million.
(2) Transaction costs of $29.8 million primarily relate to commission, legal fees, third-party consulting, accounting fees and other costs to facilitate the separation of the FireEye Products business. These costs are recorded within net income from discontinued operations, net of income taxes, in the consolidated statements of operations.
The following table summarizes the carrying value of assets and liabilities sold (dollars in thousands):

Cash and cash equivalents	$2,475
Accounts receivable, net of allowance for doubtful accounts of $924	81,648
Inventories	7,593
Prepaid expenses and other current assets	64,335
Property and equipment, net	30,602
Operating lease right-of-use assets, net	2,643
Goodwill	313,873
Intangible assets, net	4,292
Deposits and other long-term assets	53,246
Accounts payable	(14,381)
Accrued and other current liabilities	(3,783)
Deferred revenue, current	(636,118)
Operating lease liabilities	(2,647)
Accrued compensation	(18,998)
Total net liabilities sold	$(115,220)

At the closing of the sale of the FireEye Products business on October 8, 2021, we entered into a Transition Services Agreement (“TSA”) with Trellix. The TSA is designed to ensure and facilitate an orderly transfer of business operations. The services provided by us under the TSA will run up to 18 months following the closing, subject to the ability of Trellix to earlier terminate any such services. Income for the TSA was $12.9 million and expenses were $11.1 million for the year ended December 31, 2021 and was recorded as part of other income (expense), net in our consolidated statements of operations.

Discontinued Operations
The following table presents the aggregate amounts of the classes of assets and liabilities of the FireEye Products business classified as discontinued operations (dollars in thousands):

December 31, 2020
MAJOR CLASSES OF ASSETS
Current:
Cash and cash equivalents	$3,220
Accounts receivable, net of allowance for doubtful accounts of $1,334	83,012
Inventories	4,023
Prepaid expenses and other current assets	63,699
Total current assets held for sale	153,954
Non-current:
Property and equipment, net	15,434
Goodwill	313,924
Intangible assets, net	5,512
Deposits and other long-term assets	56,580
Operating lease right-of-use assets, net	1,524
Total assets classified as held for sale	$546,928

MAJOR CLASSES OF LIABILITIES
Current:
Accounts payable	$1,080
Accrued and other current liabilities	3,510
Deferred revenue, current	387,353
Operating lease liabilities	1,468
Accrued compensation	23,880
Total current liabilities held for sale	417,291
Non-current:
Deferred revenue, non-current	284,851
Operating lease liabilities	400
Total liabilities classified as held for sale	$702,542

Commitments and contingencies
Contract manufacturer commitments	$5,996

The following table summarizes the results of the discontinued operations (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
MAJOR LINE ITEMS CONSTITUTING NET INCOME
Revenue from discontinued operations	$409,658	$540,876	$557,783
Cost of revenue	84,515	119,079	116,169
Research and development	88,159	119,467	154,277
Sales and marketing	110,423	152,436	158,597
Restructuring charges	—	5,423	—
Net income from discontinued operations before income taxes	$126,561	$144,471	$128,740
Pre-tax gain on divestiture of FireEye Products business	1,214,715	—	—
Income before income taxes	1,341,276	144,471	128,740
Provision for income taxes	13,035	2,434	23,229
Net income from discontinued operations, net of income taxes	$1,328,241	$142,037	$105,511

Provision for income tax of discontinued operations was $13.0 million for the year ended December 31, 2021, which includes $11.6 million of income tax expense pertaining to the gain on divestiture of the FireEye Products business. The remaining $1.4 million of tax expense is primarily attributable to income taxes on our foreign entities remunerated on a cost-plus basis and withholding taxes.
In October 2021, an amendment to the Purchase Agreement with Trellix for the purchase of the FireEye Products business was executed. The amendment modified certain provisions regarding assets and liabilities to be transferred, the timing and procedures for transfer of certain assets in foreign jurisdictions and certain employees, in connection with the sale. The amendments also include certain other modifications or clarifications of the Purchase Agreement. Per the amendments, our December 31, 2020 consolidated balance sheet reflects changes in the assets and liabilities that were determined to be part of discontinued operations. These changes are reflected in the information presented above and all relevant disclosures.
The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Year Ended December 31,
	2021	2020	2019
Depreciation	$4,498	$11,589	$15,459
Amortization	1,220	4,606	5,463
Additions to property and equipment	15,980	7,726	14,342

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
The following table presents our assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of December 31, 2021				As of December 31, 2020
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$309,468	$—	$—	$309,468	$32,954	$—	$—	$32,954
Commercial paper	—	179,964	—	179,964	—	—	—	—
Corporate notes and bonds	—	8,194	—	8,194	—	—	—	—
U.S. Treasuries	—	149,998	—	149,998	—	—	—	—
Total cash equivalents	$309,468	$338,156	$—	$647,624	$32,954	$—	$—	$32,954
Short-term investments:
Certificates of deposit	—	6,814	—	6,814	—	2,752	—	2,752
Commercial paper	—	9,994	—	9,994	—	19,994	—	19,994
Corporate notes and bonds	—	649,408	—	649,408	—	437,652	—	437,652
U.S. Treasuries	—	157,342	—	157,342	—	74,934	—	74,934
U.S. Government agencies	—	215,781	—	215,781	—	89,492	—	89,492
Total short-term investments	$—	$1,039,339	$—	$1,039,339	$—	$624,824	$—	$624,824
Total assets measured at fair value	$309,468	$1,377,495	$—	$1,686,963	$32,954	$624,824	$—	$657,778
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
The estimated fair value of the Convertible Senior Notes as of December 31, 2021 was determined to be $1.0 billion, based on quoted market prices. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.
4. Investments
Our investments consisted of the following (in thousands):

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Certificates of deposit	$6,814	$21	$(21)	$6,814	$—	$6,814
Commercial paper	189,958	6	(6)	189,958	179,964	9,994
Corporate notes and bonds	658,317	$626	(1,341)	657,602	8,194	649,408
U.S. Treasuries	307,634	—	(294)	307,340	149,998	157,342
U.S. Government agencies	216,437	1	(657)	215,781	—	215,781
Total	$1,379,160	$654	$(2,319)	$1,377,495	$338,156	$1,039,339

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Certificates of deposit	$2,679	$73	$—	$2,752	$—	$2,752
Commercial paper	19,994	—	—	19,994	—	19,994
Corporate notes and bonds	433,445	4,248	(41)	437,652	—	437,652
U.S. Treasuries	74,914	26	(6)	74,934	—	74,934
U.S. Government agencies	89,451	54	(13)	89,492	—	89,492
Total	$620,483	$4,401	$(60)	$624,824	$—	$624,824
The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2021
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$4,846	$(21)	$—	$—	$4,846	$(21)
Commercial paper	99,975	(6)	—	—	99,975	(6)
Corporate notes and bonds	454,374	(1,334)	7,576	(7)	461,950	(1,341)
U.S. Treasuries	207,341	(294)	—	—	207,341	(294)
U.S. Government agencies	200,795	(642)	9,985	(15)	210,780	(657)
Total	$967,331	$(2,297)	$17,561	$(22)	$984,892	$(2,319)

	As of December 31, 2020
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$—	$—	$—	$—	$—	$—
Commercial paper	4,997	—	—	—	4,997	$—
Corporate notes and bonds	92,855	(41)	870	—	93,725	(41)
U.S. Treasuries	42,799	(6)	—	—	42,799	(6)
U.S. Government agencies	37,488	(13)	1,700	—	39,188	(13)
Total	$178,139	$(60)	$2,570	$—	$180,709	$(60)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of December 31, 2021 and 2020.
The following table summarizes the contractual maturities of our investments at December 31, 2021 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$538,939	$539,302
Due within one to three years	502,064	500,037
Total	$1,041,003	$1,039,339
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.

5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2021	2020
Computer equipment and software	$98,163	$139,147
Leasehold improvements	21,002	56,401
Furniture and fixtures	6,026	12,955
Machinery and equipment	16	160
Total property and equipment	$125,207	$208,663
Less: accumulated depreciation	(78,878)	(144,327)
Total property and equipment, net	$46,329	$64,336
During the years ended December 31, 2021, 2020 and 2019 we capitalized $16.6 million, $11.2 million and $8.2 million, respectively, of software development costs related to our platform and cloud subscription offerings. Amortization expense related to capitalized software development costs during the years ended December 31, 2021, 2020 and 2019 was $11.6 million, $10.5 million and $5.7 million, respectively.
Depreciation expense related to property and equipment during the years ended December 31, 2021, 2020 and 2019 was $26.5 million, $24.0 million and $21.1 million, respectively.
6. Business Combinations
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
Discount rates for each respective intangible asset were determined by accounting for the risk associated with each asset, including required technology development and customer acquisition required to support respective projections, the uncertainty of market success and the risk inherent with projected financial results. The estimated useful lives were determined by evaluating the expected economic and useful lives of the assets and of similar intangible assets from previous business combinations and adjusting accordingly after taking into account circumstances that may be unique to Verodin. Net tangible assets and intangibles assets assumed as well as goodwill recognized are presented as continuing operations in the consolidated balance sheets.
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
The intangible assets acquired and net tangible liability assumed in this acquisition are reported as held for sale in the consolidated balance sheets. A portion of the goodwill generated by the Cloudvisory acquisition amounting to $1.8 million was allocated to the FireEye Products business based on relative fair value and is reported as held for sale.
Acquisition of Respond Software
In November 2020, we acquired all outstanding shares of privately held Respond Software, a cybersecurity investigation automation company. The acquisition of Respond Software, a leader in automation of XDR, is intended to add significant capabilities to our Mandiant Advantage platform by automating threat detection and reducing the amount of analyst time necessary to investigate treats due to the reduction in false positives as well as to accelerate Respond Software's learning models with our unique expertise and Intel. In connection with this acquisition, we paid cash consideration of $116.1 million and issued 4,931,862 shares of our common stock of which 694,768 shares are subject to vesting conditions. The estimated fair value of the common stock issued and not subject to vesting conditions was $60.3 million. We also assumed unvested stock options, which are now exercisable for our common stock, of which $1.2 million of the fair value has been accounted for as consideration for assumed awards pertaining to pre-combination service prior to acquisition. Based on the above, total purchase consideration for Respond Software was $177.6 million.
The acquisition of Respond Software was accounted for in accordance with the acquisition method of accounting for business combinations with Mandiant as the accounting acquirer. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price of $177.6 million was allocated using the information available to us. The results of operations of Respond Software have been included in our consolidated statements of operations from the acquisition date, and revenue and net income from Respond Software were not material for the year ended December 31, 2021. Transaction costs were immaterial and expensed as incurred. Pro forma financial information has not been presented for this acquisition as the impact to our consolidated financial statements was not material. Allocation of the purchase price is as follows (in thousands):

Amount
Net tangible liabilities assumed	$(4,551)
Intangible assets	31,880
Deferred tax liability	(900)
Goodwill	151,168
Total purchase price allocation	$177,597
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
A portion of the goodwill generated by the Respond Software acquisition was allocated to the FireEye Products business based on relative fair value and was reported as held for sale. The amount of Respond Software goodwill reported as held for sale is $34.8 million. The intangible assets acquired and the net tangible liabilities assumed were retained in the sale of the FireEye Products business and are presented as continuing operations in the consolidated balance sheets.
Acquisition of Intrigue Software

On August 4, 2021, we acquired Intrigue, a privately-held company, for cash consideration of approximately $12.3 million. Intrigue's attack surface management technology will be integrated into the Mandiant Advantage platform, enabling organizations to discover, monitor and manage risk across their entire attack surface.
The acquisition of Intrigue was accounted for in accordance with the acquisition method of accounting for business combinations with Mandiant as the accounting acquirer. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price of $12.3 million was allocated using the information available to us. The results of operations of Intrigue have been included in our consolidated statements of operations from the acquisition date. Transaction costs were immaterial and expensed as incurred. Proforma financial information has not been presented for this acquisition as the impact to our consolidated financial statements was not material. Preliminary allocation of the purchase price is as follows (in thousands):

Amount
Net tangible liabilities assumed	$143
Intangible assets	3,400
Deferred tax liability	(513)
Goodwill	9,230
Total preliminary purchase price allocation	$12,260
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
Net tangible liabilities assumed and intangibles assets acquired as well as goodwill recognized are presented as continuing operations in the consolidated balance sheets.
Goodwill and Purchased Intangible Assets
Goodwill and purchased intangible assets held for sale pursuant to our agreement to sell the FireEye Products business to Trellix were included in assets held for sale in our consolidated balance sheets as of December 31, 2020, and accordingly, are excluded from the amounts shown in the tables below.
Changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 were as follows (in thousands):

Amount
Balance as of December 31, 2019	$928,075
Goodwill acquired	122,887
Balance as of December 31, 2020	$1,050,962
Goodwill acquired	9,061
Balance as of December 31, 2021	$1,060,023

Purchased intangible assets consisted of the following (in thousands):

	As of December 31,
	2021	2020
Developed technology	$150,893	$147,493
Content	158,700	158,700
Customer relationships	112,360	112,360
Contract backlog	13,200	13,200
Trade names	17,720	17,720
Non-competition agreements	1,100	1,100
Total intangible assets	$453,973	450,573
Less: accumulated amortization	(374,462)	(330,018)
Total net intangible assets	$79,511	$120,555
Amortization expense of intangible assets during the years ended December 31, 2021, 2020 and 2019 was $44.4 million, $41.3 million and $48.5 million, respectively.
The expected future annual amortization expense of intangible assets as of December 31, 2021 is presented below (in thousands):

Years Ending December 31,	Amount
2022	$34,439
2023	29,421
2024	10,566
2025	5,085
2026	—
2027 and thereafter	—
Total	$79,511

7. Restructuring Charges
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
In April 2020, we implemented another restructuring plan to streamline the Company’s operations to align expenses more closely to the Company’s projected revenue, position the Company for improved operating performance and allow the Company to increase investment in strategic growth areas of the business. This restructuring plan resulted in the reduction of 6% of the Company’s workforce.
In August and December 2020, we implemented additional restructuring plans, predominantly related to facilities and obsolete assets in order to position the Company for improved operating performance. These August and December 2020 restructuring plans resulted in the reduction of approximately 1% of the Company’s workforce.
The majority of restructuring charges for the year ended December 31, 2021 are related to the decommissioning of our Milpitas, California office space and relocation of our corporate headquarters to Reston, Virginia. The total restructuring charges during the year ended December 31, 2021 of $34.6 million includes $6.6 million of cash charges which primarily consists of $6.9 million in provision for restructuring charges offset by $0.3 million in other adjustments. In addition, there are non-cash charges of $27.7 million related to fixed asset and right-of-use asset write-offs and stock-based compensation.

The following table sets forth the restructuring balance as of December 31, 2019 related to previous restructuring activities and a summary of restructuring activities during the years ended December 31, 2021 and 2020 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance at December 31, 2019	$164	$470	$634
Provision for restructuring charges	15,148	276	15,424
Cash payments	(17,678)	(196)	(17,874)
Other adjustments	2,936	(72)	2,864
Balance at December 31, 2020	$570	$478	$1,048
Provision for restructuring charges	2,543	4,328	6,871
Cash payments	(2,333)	(569)	(2,902)
Other adjustments	(301)	(9)	(310)
Balance at December 31, 2021	$479	$4,228	$4,707
Other adjustments of negative $0.3 million and positive $2.9 million for the year ended December 31, 2021 and 2020 respectively, primarily represented relief of unused benefits, changes in fair value and foreign currency fluctuations.
The remaining restructuring balance of $4.7 million at December 31, 2021 is primarily composed of $4.2 million non-cancelable lease costs, which we expect to pay over the terms of the related obligations through the first quarter of 2023, net of sublease income and $0.5 million of severance costs.
8. Deferred Commissions
We capitalize most of our commission expenses and related payroll taxes and amortize them on a systematic basis that is consistent with the transfer to the customer of the subscriptions or services to which the asset relates. Changes in the balance of total deferred commissions presented in accrued and other current liabilities and other long-term liabilities on the consolidated balance sheets for the periods presented are as follows (in thousands):

Deferred Commissions
Balance at December 31, 2019	$24,666
Commissions capitalized	20,886
Commissions recognized	(19,892)
Balance at December 31, 2020	25,660
Commissions capitalized	48,231
Commissions recognized	(28,546)
Balance at December 31, 2021	$45,345

9. Leases
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
Operating leases to our discontinued operations were included in assets held for sale in our consolidated balance sheets as of December 31, 2020, and accordingly, are excluded from the tables below.
The components of lease expenses were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease costs	$13,198	$14,831
Short-term lease costs	1,590	1,861
Sublease income	(889)	(942)
Total net lease costs	$13,899	$15,750

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of December 31,
	2021	2020
Operating leases:
Operating lease right-of-use assets, net	$25,768	$36,728

Operating lease liabilities, current	$13,306	$14,556
Operating lease liabilities, non-current	52,132	41,802
Total operating lease liabilities	$65,438	$56,358

Weighted average remaining lease term (in years)	6.8	5.6
Weighted average discount rate	6.0%	6.7%
The ROU assets and the short-term and long-term lease liabilities from our operating leases are included in other assets, accrued liabilities and other liabilities in our consolidated balance sheets, respectively.
Supplemental cash flow and other information related to leases is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,731	$17,969

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$11,683	$478
Cash flows of operating lease liabilities are as follows (in thousands):

Years Ending December 31,	Amount
2022	$13,839
2023	12,904
2024	11,411
2025	10,627
2026	10,596
2027 and thereafter	20,254
Total lease payments	$79,631
Less: Imputed interest	$(14,193)
Total lease obligation	$65,438
Less: Current lease obligations	(13,306)
Long-term lease obligations	$52,132
As of December 31, 2021, we have an additional operating lease commitment that has not yet commenced of $3.1 million for an office lease. The operating lease will commence in the first quarter of 2022 with lease term of 4.3 years.

10. Deferred Revenue
Deferred revenue held for sale related to our discontinued operations was included in liabilities held for sale in our condensed consolidated balance sheets as of December 31, 2020, and accordingly, is excluded from the amounts shown in the tables below.
Deferred revenue as of December 31, 2021 and 2020 consisted of the following (in thousands):

	As of December 31, 2021	As of December 31, 2020
Platform, cloud subscription and managed services, current	$170,733	$126,086
Professional services, current	136,878	100,270
Total deferred revenue, current	$307,611	$226,356
Platform, cloud subscription and managed services, non-current	100,285	56,691
Professional services, non-current	2,432	1,206
Total deferred revenue, non-current	$102,717	$57,897
Total deferred revenue	$410,328	$284,253
Changes in the balance of deferred revenue for the periods presented are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2019	$273,241
Billings for the period	408,057
Revenue recognized	(399,709)
Assumed in connection with acquisitions	2,664
Balance at December 31, 2020	$284,253
Billings for the period	609,530
Revenue recognized	(483,455)
Balance at December 31, 2021	$410,328
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods ("backlog"). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $410.3 million in deferred revenue and $14.7 million in backlog. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $284.3 million in deferred revenue and $25.6 million in backlog.
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
We expect to recognize these remaining performance obligations as follows (in percentages):

	Total	Less than 1 year	1-2 years	2-3 years	More than 3 years
Deferred revenue	100%	75%	16%	8%	1%
Backlog	100%	65%	22%	12%	1%
11. Convertible Senior Notes
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
As of December 31, 2021, none of the conditions permitting holders to convert their 2024 Notes had been satisfied and no shares of our common stock had been issued in connection with any conversions of the 2024 Notes. Based on the closing price of our common stock of $17.54 per share on December 31, 2021, the conversion value of the 2024 Notes was less than the principal amount of the 2024 Notes outstanding on a per 2024 Note basis.
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
The liability and equity components of the 2024 Notes consisted of the following (in thousands):

	As of December 31,
	2021	2020
Liability component:
Principal	$600,000	$600,000
Less: 2024 Notes debt discounts and issuance costs, net of amortization	(67,196)	(92,750)
Net carrying amount	$532,804	$507,250

Equity component, net of issuance costs	$138,064	$138,064
The unamortized issuance costs as of December 31, 2021 will be amortized over a weighted-average remaining period of approximately 2.4 years.
Interest expense for the years ended December 31, 2021 and 2020 related to the 2024 Notes consisted of the following (dollars in thousands):

	Year Ended December 31,
	2021	2020
Coupon interest	$5,250	$5,250
Amortization of 2024 Notes debt discounts and issuance costs	25,554	24,328
Total interest expense recognized	$30,804	$29,578

Effective interest rate on the liability component	6.1%	6.1%
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
As of December 31, 2021, $23.4 million aggregate principal amount of the Series A Notes remains outstanding.
The liability and equity components of the 2035 Notes consisted of the following (in thousands):

	As of December 31,
	2021		2020
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$23,436	$460,000	$23,436	$460,000
Less: 2035 Notes discounts and issuance costs, net of amortization	—	(8,970)	—	(29,790)
Net carrying amount	$23,436	$451,030	$23,436	$430,210

Equity component, net of issuance costs	$15,559	$117,834	$15,559	$117,834
The unamortized discounts and issuance costs as of December 31, 2021 will be amortized over a weighted-average remaining period of approximately 0.4 years.
Interest expense for the years ended December 31, 2021, 2020 and 2019 related to the 2035 Notes consisted of the following (in thousands):

	Year Ended December 31,
	2021		2020		2019
	Series A Notes	Series B Notes	Series A Notes	Series B Notes	Series A Notes	Series B Notes

Coupon interest	$234	$7,475	$636	$7,475	$1,198	$7,454
Amortization of 2035 Notes discounts and issuance costs	—	20,820	2,540	19,859	5,879	18,943
Total interest expense recognized	$234	$28,295	$3,176	$27,334	$7,077	$26,397

Effective interest rate on the liability component	1.0%	6.6%	2.7%	6.7%	6.4%	6.7%
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
12. Commitments and Contingencies
Letters of Credit
We are party to letters of credit totaling $3.1 million as of December 31, 2021 issued primarily in support of operating leases for our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Purchase Obligations
As of December 31, 2021, we had approximately $20.6 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In situations where we have received delivery of the goods or services as of December 31, 2021 under purchase orders outstanding as of the same date, such amounts are reflected in the consolidated balance sheet as accounts payable or accrued liabilities and are excluded from the $20.6 million.
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
On November 3, 2021, an alleged shareholder filed an action against the Company and its board of directors, alleging a violation of Delaware General Corporation Law Sec. 271 and breaches of fiduciary duty in connection with sale of the FireEye Products business. The lawsuit seeks a declaratory judgment, a shareholder vote, and attorneys’ fees, as well as other relief. The action was filed in the Court of Chancery of the State of Delaware under the caption Altieri v. Mandiant, Inc., et al., No. 2021-0946. The defendants filed a motion to dismiss on January 14, 2022. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through December 31, 2021, there have been no claims under any indemnification provisions.
13. Redeemable Preferred Stock
On November 18, 2020, we entered into a Securities Purchase Agreement with BTO Delta Holdings DE L.P., an investment vehicle of funds affiliated with The Blackstone Group Inc., and a Securities Purchase Agreement with ClearSky Security Fund I LLC and ClearSky Power & Technology Fund II LLC (together, the “Series A Securities Financing Agreements”). Pursuant to the Series A Securities Financing Agreements, on December 11, 2020 we issued and sold 400,000 shares of a newly designated 4.5% Series A Convertible Preferred Stock (“Series A Preferred Stock”), par value $0.0001 per share, at a price of $1,000 per share, for an aggregate purchase price of $400.0 million. We intend to use the net proceeds from the issuance and sale to fund acquisitions, buybacks of our common stock, and for working capital purposes.

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
The Holder has the right, at its option, to convert its Series A Preferred Stock, in whole or in part, into fully paid and non-assessable shares of our common stock at a conversion price equal to $17.25 per share subject to certain customary adjustments in the event of certain adjustments to our common stock. The conversion price was equal to $17.25 per share as of December 31, 2021. After the third anniversary of December 11, 2020, subject to certain conditions, we may, at our option, require conversion of all of the outstanding shares of Series A Preferred Stock to our common stock if, for at least 20 trading days during the 30 consecutive trading days immediately preceding the date we notify the Holders of the election to convert, the closing price of our common stock is at least 175% of the conversion price.
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
The Holders are generally entitled to vote with the holders of the shares of our common stock on all matters submitted for a vote of holders of shares of our common stock (voting together with the holders of shares of our common stock as one class) on an as-converted basis, subject to certain Nasdaq voting limitations, if applicable. Additionally, the consent of the Holders of a majority of the outstanding shares of Series A Preferred Stock is required for so long as any shares of the Series A Preferred Stock remain outstanding for (i) amendments to our organizational documents that have an adverse effect on the holders of Series A Preferred Stock and (ii) issuances by us of securities that are senior to, or equal in priority with, the Series A Preferred Stock. In addition, for so long as 25% of the Series A Preferred Stock issued in connection with the Financing Agreements remains outstanding, consent of the Holders of a majority of the outstanding shares of Series A Preferred Stock is required for (i) any change to the size of the Board of Directors, (ii) any voluntary dissolution, liquidation, bankruptcy, winding up or deregistration or delisting and (iii) incurrence by us of net debt in excess of $350,000,000.
We have applied the guidance in ASC 480‑10‑S99‑3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and have therefore classified the Series A Preferred Stock as mezzanine equity. The Series A Preferred Stock was recorded outside of stockholders’ deficit because it is probable that the shares will be redeemed at the option of the Holders and that redemption option is not solely within the Company's control. Upon issuance, we elected to record the Series A Preferred Stock at redemption value. As such, we recognized $0.1 million and $4.7 million of accretion as of December 31, 2021 and 2020, respectively.
We accrued $18.4 million of dividends on the Series A Preferred Stock during the year ended December 31, 2021. The cumulative dividend accrual on Series A Preferred Stock as of December 31, 2021 was $19.4 million. Accrued dividends are recorded against additional paid-in capital due to the Company being in an accumulated deficit position.
14. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share, of which 400,000 shares of Series A Preferred Stock were outstanding as of December 31, 2021 and 2020.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of December 31, 2021 and 2020. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our Board of Directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.

We had reserved shares of common stock for issuance as follows (in thousands):

	As of December 31,
	2021	2020
Reserved under stock award plans	39,476	38,745
Convertible senior notes	33,856	33,856
Convertible preferred stock	24,313	23,249
ESPP	4,156	3,425
Total	101,801	99,275

15. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan ("2013 Plan") since our initial public offering ("IPO") in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our Board of Directors or compensation committee of our Board of Directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Approximately 18.4 million shares and 14.9 million shares of our common stock were reserved for future grants as of December 31, 2021 and 2020, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan ("ESPP") allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of approximately 4.2 million shares and 3.4 million shares of common stock were available for future issuance as of December 31, 2021 and 2020, respectively, under our ESPP.
From time to time, we also grant restricted common stock or restricted stock awards outside of our equity incentive plans to certain employees in connection with acquisitions. Upon the transfer of employees pursuant to the sale of the FireEye Products business, all of their then unvested equity awards were forfeited.

Stock Option Activity
A summary of the activity, for continuing and discontinued operations, for our stock option changes during the reporting periods and a summary of information related to options outstanding and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2018	3,309	$12.49
Granted	—	—
Exercised	(731)	5.73		$7,537
Cancelled	(140)	22.65
Assumed in connection with acquisition	1,953	3.00
Balance — December 31, 2019	4,391	9.07
Granted	—	—
Exercised	(1,414)	5.19		12,849
Cancelled	(334)	13.85
Assumed in connection with acquisition	842	1.39
Balance — December 31, 2020	3,485	8.33
Granted	—	—
Exercised	(1,276)	5.18		18,204
Cancelled	(191)	26.49
Balance — December 31, 2021	2,018	8.61	5.0	25,664
Options exercisable — December 31, 2021	1,444	$11.22	3.9	$16,769
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

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2018	20,281	$15.53
Granted	13,302	16.82
Vested	(8,894)	16.03
Cancelled	(2,992)	16.10
Unvested balance — December 31, 2019	21,697	16.07
Granted	15,838	15.03
Vested	(10,077)	15.23
Cancelled	(7,058)	16.41
Unvested balance — December 31, 2020	20,400	15.35
Granted	17,855	20.61
Vested	(10,192)	16.22
Cancelled	(9,040)	17.81
Unvested balance — December 31, 2021	19,023	18.48	1.4	$333,674
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — December 31, 2021	2,837	$18.54	1.4	$49,763
During the years ended December 31, 2021, 2020 and 2019, we issued 2.0 million, 1.2 million and 1.4 million shares, respectively, of restricted common stock, restricted stock awards or restricted stock units to certain employees which vest upon the achievement of certain performance conditions in addition to a continued service relationship with the Company.
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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our common shares to be issued under the ESPP:

Year Ended December 31,
	2021	2020	2019
Fair value of common stock	$16.97 - $22.33	$13.06 - $15.03	$14.59 - $16.35
Risk-free interest rate	0.04% - 0.24%	0.09% - 0.18%	1.60% - 2.35%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Volatility	50% - 62%	48% - 68%	29% - 39%
Dividend yield	—%	—%	—%
Stock-based compensation expense related to stock options, ESPP and restricted stock units and awards is included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of product, subscription and support revenue	$13,330	$10,336	$8,830
Cost of professional services revenue	24,663	17,501	13,225
Research and development	36,535	23,943	14,972
Sales and marketing	42,161	36,428	38,222
General and administrative	34,676	25,176	29,966
Restructuring	40	314	—
Total stock-based compensation expense from continuing operations	151,405	113,698	105,215
Discontinued operations	31,910	42,409	48,303
Total stock-based compensation expense	$183,315	$156,107	$153,518
As of December 31, 2021, total compensation cost related to stock-based awards not yet recognized was $302.5 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.6 years.

16. Income Taxes
Loss before income taxes from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(296,105)	$(224,544)	$(217,497)
Foreign	(112,614)	$(124,334)	(162,962)
Total	$(408,719)	$(348,878)	$(380,459)
The provision for (benefit from) income taxes for continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Federal:
Current	$—	$—	$—
Deferred	7	(1,143)	(16,901)
State:
Current	172	107	85
Deferred	(160)	(718)	(4,560)
Foreign:
Current	2,167	2,796	3,399
Deferred	1,195	(582)	438
Total	$3,381	$460	$(17,539)
Reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal tax benefit	—	0.2	1.2
Change in valuation allowance	(15.0)	(12.3)	(11.3)
Research and development tax credit	0.5	0.7	0.6
Stock-based compensation	(0.2)	(1.7)	(1.2)
Impact of foreign tax differential	(6.4)	(8.0)	(5.1)
Non-deductible/non-taxable items	(0.5)	0.2	(0.5)
Other, net	(0.2)	(0.2)	(0.1)
Total	(0.8)%	(0.1)%	4.6%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$45,868	$121,001
Accruals and reserves	22,701	12,766
Stock-based compensation	6,247	7,631
Fixed assets	—	1,800
Lease liability	16,383	14,034
Deferred revenue	73,362	132,262
Intangible asset, net	—	—
Tax credit carryforwards	42,538	66,677
Capital loss carryforward	17,978	—
Other deferred tax assets	412	265
Gross deferred tax assets	225,489	356,436
Valuation allowance	(187,198)	(285,008)
Total deferred tax assets	38,291	71,428
Deferred tax liabilities:
Deferred cost of goods sold	—	(4,905)
Acquisition related intangibles	(1,134)	(10,510)
Fixed Assets	(3,789)	—
Right of use asset	(6,359)	(7,686)
Convertible senior notes	(17,573)	(27,997)
Deferred commissions	(7,574)	(17,381)
Total deferred tax liabilities	(36,429)	(68,479)
Total net deferred tax assets	$1,862	$2,949
In December 2019, we completed an intra-entity asset transfer of certain of our intellectual property rights to an Irish subsidiary where our international business is headquartered. The transfer resulted in a step-up in the tax basis of the transferred intellectual property rights and a correlated increase in foreign deferred tax assets. As of December 31, 2021, we believe it is more likely than not that these additional foreign deferred tax assets will not be realized and therefore, are offset by a full valuation allowance. Due to our history of losses we believe it is more likely than not that our U.S. deferred tax assets will not be realized as of December 31, 2021. Accordingly, we have established a full valuation allowance on our U.S. deferred tax assets. Our valuation allowance decreased by approximately $97.8 million during the year ended December 31, 2021. This change is primarily attributable to the utilization of tax attributes in the sale of the Products business.

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

As of December 31, 2021, we had federal, state and foreign net operating loss carry forwards of approximately $30.4 million, $478.5 million and $115.6 million, respectively, available to reduce future taxable income, if any. If not utilized, the state net operating loss carry forwards will expire from the years ending December 31, 2022 through 2037. Most of the federal net operating losses and all of the foreign net operating loss can be carried forward indefinitely.

As of December 31, 2021, we also had federal and state income tax credit carry forwards of approximately $22.2 million and $25.8 million, respectively. If not utilized, the federal credit carry forwards will expire in various amounts from the years ended December 31, 2037 through 2041. Most of the state tax credits can be carried forward indefinitely.
Utilization of the net operating loss carry forwards and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
As of December 31, 2021, we had $52.4 million of unrecognized tax benefits, of which if recognized, $5.4 million would affect our effective tax rate. We file income tax returns in U.S. federal, state and foreign jurisdictions. As we have net operating loss carry forwards for U.S. federal and state jurisdictions, the statute of limitations is open for all tax years. For material foreign jurisdictions, the tax years open to examination include the years 2016 and forward. We recognize both interest and penalties associated with uncertain tax positions as a component of income tax expense. During the year ended December 31, 2021, we recognized interest and penalties of $142,000. During the years ended December 31, 2020 and 2019, we recognized a $96,000 and $113,000 increase to interest and penalties, respectively. As of December 31, 2021 and 2020, our total accrual for interest and penalties was $906,000 and $764,000, respectively. The ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty.
A reconciliation of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefits at the beginning of the period	$50,191	$56,134	$42,490
Increases related to current year tax positions	2,450	3,401	7,076
Increases related to prior year tax positions	—	281	6,654
Decreases related to prior year tax positions	(232)	(9,389)	—
Decreases related to settlements with taxing authorities	—	(227)	(29)
Decreases related to lapse of statute of limitations	(40)	(9)	(57)
Unrecognized tax benefits at the end of the period	$52,369	$50,191	$56,134
As of December 31, 2021, we have not provided for state income taxes or foreign withholding taxes on the undistributed earnings of certain foreign subsidiaries which are considered indefinitely invested outside of the U.S. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

17. Net Income (Loss) per Share
We calculate our basic and diluted net income (loss) per share in conformity with the two-class method required for companies with participating securities based upon income (loss) from continuing operations. Under the two-class method, net income (loss) is determined by allocating undistributed earnings, calculated as net income (loss) less current period convertible preferred stock cumulative dividends, between common stock and the convertible preferred stock. In computing diluted net income, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Our basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, options to purchase common stock and convertible senior notes are considered common stock equivalents, but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. As we had net losses from continuing operations for the years ended December 31, 2021, 2020 and 2019, all potential common shares were excluded as they were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Loss from continuing operations	$(412,100)	$(349,338)	$(362,920)
Net income from discontinued operations	1,328,241	142,037	105,511
Net income (loss)	916,141	(207,301)	(257,409)
Dividend on series A convertible preferred stock	(18,354)	(1,050)	—
Accretion of series A convertible preferred stock	(82)	(4,653)	—
Net income (loss) attributable to common stockholders, basic and diluted	$897,705	$(213,004)	$(257,409)
Denominator:
Weighted average number of shares outstanding—basic and diluted	236,367	223,308	207,234
Net income (loss) per share attributable to common stockholders, basic and diluted:
Continuing operations	$(1.82)	$(1.59)	$(1.75)
Discontinued operations	5.62	0.64	0.51
Total net income (loss) per share attributable to common stockholders, basic and diluted	$3.80	$(0.95)	$(1.24)
The following outstanding options, unvested shares and units, ESPP shares, shares issuable upon the conversion of our Convertible Senior Notes, convertible preferred stock and shares contingently issuable were excluded (as common stock equivalents) from the computation of diluted net income(loss) per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of December 31,
	2021	2020	2019
Options to purchase common stock	2,018	3,485	4,391
Unvested restricted stock awards and units	19,023	20,400	21,697
Convertible preferred stock	24,313	23,249	—
Convertible senior notes	33,856	33,856	35,442
ESPP shares	131	197	166
18. Employee Benefit Plan
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
19. Segment and Major Customers Information
Disaggregation of revenue by geography
Following the sale of the FireEye Products business, we report our results of operations under one reportable segment, Mandiant Solutions, consisting of (i) platform, cloud subscription and managed services and (ii) professional services. We conduct business globally and are primarily managed on a geographic basis. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information presented on a consolidated basis accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We define our regions as United States ("U.S."), Europe, the Middle East, and Africa ("EMEA"), Asia Pacific and Japan ("APAC"), and all remaining geographies (primarily Latin America and Canada) included in Others. There are no segment executives who are held accountable for operations, operating results, and plans for levels, components, or types of products or services below the consolidated unit level. Accordingly, we are considered to be a single reportable segment and operating unit structure.

As discussed in Note 2, the results of product and related subscription and support revenue during the years ended December 31, 2021, 2020, and 2019 have been included in discontinued operations due to the Purchase Agreement entered into with a consortium led by STG and closing of the sale.
Revenue by geographic region based on the billing address is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S.	$331,301	$280,888	$230,650
EMEA	66,424	51,249	48,518
APAC	49,518	36,615	31,571
Other	36,212	30,957	20,631
Total revenue	$483,455	$399,709	$331,370
Disaggregation of revenue by product category
Our continuing operations generate revenue from sales of our Mandiant Solutions software-as-a-service platform and modules, subscriptions to our managed services and consulting services engagements. We disaggregate our revenue from continuing operations into two main categories: (i) platform, cloud subscription and managed services and (ii) consulting services.

Our platform, cloud subscription and managed services category includes our Mandiant Advantage software-as-a-service platform and our threat intelligence, security validation, attack surface management and automated defense modules, as well as our managed services for detection and response and security validation. We deliver our managed services and platform entirely through the cloud or, in the case of our security validation software, either through the cloud or in a hybrid on-premise/cloud configuration.

Our consulting services include incident response and other security consulting services to our customers who have experienced a cybersecurity breach or desire assistance assessing the resilience of their information systems infrastructure. The majority of our consulting services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from consulting services is recognized as services are delivered. Revenue from our pre-paid Expertise On Demand subscription and some pre-paid consulting services is deferred and recognized when services are delivered.

The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue by Category
Platform, cloud subscription and managed services	235,077	198,695	163,583
Professional services	248,378	201,014	167,787
Total revenue	$483,455	$399,709	331,370
Long lived assets by geography
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of December 31,
	2021	2020
Property and Equipment, net:
United States	$42,116	$59,323
International	4,213	5,013
Total property and equipment, net	$46,329	$64,336
For the years ended December 31, 2021 and 2020, one reseller represented 10% of the Company's total revenue, but did not represent 10% or greater of the Company's total revenue for the years ended December 31, 2019.
As of December 31, 2021 and 2020, no customer represented 10% or more of the Company's net accounts receivable balance.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Mandiant, Inc. (formerly FireEye, Inc.)
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Mandiant, Inc. (formerly FireEye, Inc.) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those consolidated financial statements and included an emphasis-of-matter paragraph regarding the sale of the FireEye Products business.
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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 1, 2022

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of ours, with regard to their Mandiant-related activities. Our code of business conduct and ethics is available on our website at www.mandiant.com in the Corporate Governance section of our Investor Relations webpage. We will post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the NASDAQ Stock Market. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

PART IV
Item 15. Exhibit and Financial Statement Schedules
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
3. Exhibits Required by Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Reorganization, dated as of May 28, 2019, by and among the Registrant, Viking Merger Corporation, Viking Merger LLC, Verodin, Inc. and Shareholder Representative Services LLC.	8-K	001-36067	2.1	May 28, 2019

2.2+	Agreement and Plan of Reorganization, dated as of November 18, 2020, by and among the Registrant, Bravo Merger Acquisition Corporation, Bravo Merger Acquisition LLC, Respond Software, Inc. and Fortis Advisors LLC.	8-K	001-36067	2.1	November 19, 2020

2.3+	Asset Purchase Agreement, dated as of May 29, 2021, by and between the Registrant and Polaris Buyer LLC.	8-K	001-36067	2.1	June 2, 2021

2.4+	Amendment to Asset Purchase Agreement, dated as of October 8, 2021, by and between the Registrant and Magenta Buyer LLC.	8-K	001-36067	2.1	October 8, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36067	3.1	September 25, 2013

3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant.	8-K	001-36067	3.1	October 4, 2021

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-36067	3.2	October 4, 2021

3.4	Certificate of Designations of the Registrant.	8-K	001-36067	3.1	December 11, 2020

4.1*	Form of the Registrant's common stock certificate.

4.2	Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.1	June 5, 2015

4.3	Form of Global 1.000% Convertible Senior Note due 2035 (included in Exhibit 4.2).	8-K	001-36067	4.2	June 5, 2015

4.4	Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.3	June 5, 2015

4.5	Form of Global 1.625% Convertible Senior Note due 2035 (included in Exhibit 4.4).	8-K	001-36067	4.4	June 5, 2015

4.6	Indenture, dated as of May 24, 2018, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.1	May 25, 2018

4.7	Form of Global 0.875% Convertible Senior Note due 2024 (included in Exhibit 4.6).	8-K	001-36067	4.2	May 25,2018

4.8*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1†	Form of Indemnification Agreement between the Registrant and certain of its officers and directors.	S-1	333-190338	10.1	August 2, 2013

10.2†	Employee Incentive Plan.	S-1	333-190338	10.17	August 2, 2013

10.3†	Change of Control Severance Policy for Officers.	S-1/A	333-190338	10.27	August 21, 2013

10.4†	2008 Stock Plan, as amended, including form agreements under 2008 Stock Plan.	S-1/A	333-190338	10.6	September 9, 2013

10.5†	2013 Equity Incentive Plan, including form agreements under 2013 Equity Incentive Plan.	S-1/A	333-193717	10.6	March 3, 2014

10.6†	2013 Employee Stock Purchase Plan, as amended and restated as of August 2, 2016.	10-Q	001-36067	10.1	November 4, 2016

10.7†	Mandiant Corporation 2011 Equity Incentive Plan, as amended, including form agreements under Mandiant Corporation 2011 Equity Incentive Plan.	S-1	333-193717	10.8	February 3, 2014

10.8†	Outside Director Compensation Policy, as amended and currently in effect.	10-Q	001-36067	10.1	April 30, 2021

10.9†	Offer Letter between the Registrant and Enrique Salem, dated February 2, 2013.	S-1	333-190338	10.11	August 2, 2013

10.10†	Offer Letter between the Registrant and Ronald E. F. Codd, dated July 28, 2012.	S-1	333-190338	10.12	August 2, 2013

10.11†	Offer Letter between the Registrant and Kimberly Alexy, dated December 12, 2014.	8-K	001-36067	10.1	January 8, 2015

10.12†	Offer Letter between the Registrant and Stephen Pusey, dated June 12, 2015.	8-K	001-36067	10.1	June 17, 2015

10.13†	Offer Letter between the Registrant and Robert E. Switz, dated September 11, 2017.	8-K	001-36067	10.1	September 13, 2017

10.14†	Offer Letter between the Registrant and Adrian McDermott, dated January 25, 2019.	8-K	001-36067	10.1	February 6, 2019

10.15†	Offer Letter between the Registrant and Alexa King, dated August 1, 2013.	S-1/A	333-190338	10.16	August 21, 2013

10.16†	Offer Letter between the Registrant and Kevin Mandia, dated December 24, 2013.	8-K	001-36067	10.1	January 2, 2014

10.17†	Offer Letter between the Registrant and William Robbins, dated October 31, 2016.	10-K	001-36067	10.21	February 24, 2017

10.18†	Offer Letter between the Registrant and Frank Verdecanna, dated February 20, 2018.	10-K/A	001-36067	10.21	March 1, 2018

10.19†	Offer Letter between the Registrant and Peter Bailey, dated February 11, 2020.	10-K	001-36067	10.20	February 21, 2020

10.20†	Offer Letter between the Registrant and John Watters, dated April 1, 2021.	8-K	001-36067	10.1	April 7, 2021

10.21†	Offer Letter between the Registrant and Sara Andrews, dated August 3, 2020.	8-K	001-36067	10.1	August 11, 2020

10.22†	Offer Letter between the Registrant and Arthur W. Coviello, dated December 10, 2020.	8-K	001-36067	10.5	December 11, 2020

10.23†	Key Employee Non-Competition Agreement, dated as of December 30, 2013, by and between Kevin Mandia and the Registrant.	8-K	001-36067	10.3	January 2, 2014

10.24†	Transition Agreement between the Registrant and Alexa King, effective as of October 6, 2021.	8-K	001-36067	10.1	October 8, 2021

10.25	Lease, dated as of August 4, 2016, by and between the Registrant and 601 McCarthy Owner, LLC.	8-K	001-36067	10.1	August 16, 2016

10.26	First Amendment, dated as of December 1, 2016, to the Lease dated as of August 4, 2016 by and between the Registrant and 601 McCarthy Owner, LLC.	10-K/A	001-36067	10.26	March 1, 2018

10.27	Second Amendment, dated as of October 19, 2017, to the Lease dated as of August 4, 2016 by and between the Registrant and 601 McCarthy Owner, LLC.	10-K/A	001-36067	10.27	March 1, 2018

10.28*	Lease, dated as of December 4, 2020, by and between the Registrant and One Freedom Square, L.L.C.

10.29	Purchase Agreement, dated May 27, 2015, among the Registrant and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several Initial Purchasers named in Schedule I thereto.	8-K	001-36067	10.1	May 29, 2015

10.30	Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC.	8-K	001-36067	10.2	May 29, 2015

10.31	Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC.	8-K	001-36067	10.3	May 29, 2015

10.32	Form of Capped Call Confirmation.	8-K	001-36067	10.1	May 25, 2018

10.33+	Securities Purchase Agreement, dated as of November 18, 2020, by and between Registrant and BTO Delta Holdings DE L.P.	8-K	001-36067	10.1	November 19, 2020

10.34+	Securities Purchase Agreement, dated as of November 18, 2020, by and among Registrant, ClearSky Security Fund I LLC and ClearSky Power and Technology Fund II LLC.	8-K	001-36067	10.2	November 19, 2020

10.35	Amendment to Securities Purchase Agreement by and between the Registrant and Blackstone Delta Holdings DE L.P. (formerly known as BTO Delta Holdings DE L.P.) dated December 11, 2020.	8-K	001-36067	10.1	December 11, 2020

10.36	Amendment to Securities Purchase Agreement by and among the Registrant, ClearSky Security Fund I LLC and ClearSky Power & Technology Fund II LLC dated December 11, 2020.	8-K	001-36067	10.2	December 11, 2020

10.37	Registration Rights Agreement by and between the Registrant and Blackstone Delta Holdings DE L.P. dated December 11, 2020.	8-K	001-36067	10.3	December 11, 2020

10.38	Registration Rights Agreement by and among the Registrant, ClearSky Security Fund I LLC and ClearSky Power & Technology Fund II LLC dated December 11, 2020.	8-K	001-36067	10.4	December 11, 2020

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*     Filed herewith.
**    Furnished herewith.
+     The schedules and other attachments to this exhibit have been omitted. The Registrant agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.
†     Indicates a management contract or compensatory plan or arrangement.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts receivable	Balance at beginning of period	Charged to cost and expenses	Write-offs, net of recoveries	Balance at end of period
Year ended December 31, 2019	$1,641	$825	$(2,269)	$197
Year ended December 31, 2020	197	1,579	(551)	1,225
Year ended December 31, 2021	1,225	96	(515)	806

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2022.

MANDIANT, INC.

By:	/s/ KEVIN R. MANDIA
Kevin R. Mandia
Chief Executive Officer

POWER OF ATTORNEY

    KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin R. Mandia, Frank E. Verdecanna, James Medina and Richard Meamber, and each of them, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KEVIN R. MANDIA Kevin R. Mandia	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022

/S/ FRANK E. VERDECANNA Frank E. Verdecanna	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2022

/S/ JAMES MEDINA James Medina	Senior Vice President, Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2022

/S/ KIMBERLY ALEXY Kimberly Alexy	Director	March 1, 2022

/S/ SARA C. ANDREWS Sara C. Andrews	Director	March 1, 2022

/S/ RONALD E. F. CODD Ronald E. F. Codd	Director	March 1, 2022

/S/ ARTHUR W. COVIELLO, JR. Arthur W. Coviello, Jr.	Director	March 1, 2022

/S/ ADRIAN McDERMOTT Adrian McDermott	Director	March 1, 2022

/S/ VIRAL PATEL Viral Patel	Director	March 1, 2022

/S/ ENRIQUE T. SALEM Enrique T. Salem	Director	March 1, 2022

/S/ ROBERT E. SWITZ Robert E. Switz	Director	March 1, 2022