Form 10-K/A
period 2021-12-31
Mandiant, Inc.
filed 2022-04-28
CIK 1370880

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

(703) 935-1700

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MNDT	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

The number of outstanding shares of the registrant’s common stock was 233,978,294 as of April 6, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PCAOB Firm ID: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: San Jose, CA

i

Explanatory Note

On March 1, 2022, Mandiant, Inc. (“Mandiant,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Filing”). This Annual Report on Form 10-K/A (the “Amendment”) is being filed as Amendment No. 1 to the Original Filing for the sole purpose of including information that was to be incorporated by reference from Mandiant’s definitive proxy statement in reliance on General Instruction G(3) to Form 10-K. Mandiant does not intend to file its definitive proxy statement within 120 days of its fiscal year ended December 31, 2021 and is therefore amending the Original Filing as set forth below.

This Amendment amends Part III, Items 10, 11, 12, 13 and 14 of the Original Filing to include the information required by such Items. In addition, pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. We are amending Part IV solely to reflect the inclusion of those certifications. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, we have not updated the disclosures contained in the Original Filing to reflect any events that occurred subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other and subsequent filings with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth the names, ages as of April 6, 2022, and certain other information for each of the members of our Board of Directors:

Name	Class	Age	Position(s)	Director Since	Current Term Expires
Kimberly Alexy(2)(3)(6)	I	51	Director	2015	2023
Sara C. Andrews(1)(2)	II	58	Director	2020	2024
Ronald E. F. Codd(1)(2)(3)(7)	III	66	Director	2012	2022
Arthur W. Coviello, Jr.(4)	I	68	Director	2020	2023
Kevin R. Mandia(4)(5)	III	51	Chief Executive Officer and Director	2016	2022
Adrian McDermott(1)	II	53	Director	2019	2024
Viral Patel(4)(6)	I	42	Director	2020	2023
Enrique Salem(1)(5)(6)	III	56	Chairman of the Board	2013	2022
Robert E. Switz(2)(3)	II	75	Director	2017	2024

(1)	Member of our compensation committee
(2)	Member of our nominating and corporate governance committee
(3)	Member of our audit committee
(4)	Member of our special committee
(5)	Member of our government classified information and security committee
(6)	Member of our transaction committee
(7)	Mr. Codd will not stand for re-election when his current term expires at our 2022 annual meeting of stockholders

Kimberly Alexy has served as a member of our board of directors since January 2015. Ms. Alexy has served as the Principal of Alexy Capital Management, a private investment management firm that she founded, since June 2005. Ms. Alexy has served on the board of directors of Five9, Inc. since October 2013 and the board of directors of Western Digital Corporation since November 2018. She previously served on the board of directors of CalAmp Corp. from May 2008 to July 2019, the board of directors of SMART Modular Technologies (WWH), Inc. from September 2009 to August 2011, the board of directors of SouthWest Water Company from August 2009 to September 2010, the board of directors of Dot Hill Systems Corp. from December 2005 to May 2010, the board of directors of Maxtor Corporation from June 2005 to May 2006, the board of directors of Microsemi Corporation from September 2016 to May 2018, and the board of directors of Alteryx, Inc. from February 2017 to November 2021. From 2012 to 2014, Ms. Alexy served as an Adjunct Lecturer at San Diego State University in the Graduate School of Business. From 1998 to 2003, she served as Senior Vice President and Managing Director of Equity Research for Prudential Securities, where she served as principal technology hardware analyst for the firm. Prior to joining Prudential, Ms. Alexy served as Vice President of Equity Research at Lehman Brothers, where she covered the computer hardware sector, and Assistant Vice President of Corporate Finance at Wachovia Bank. Ms. Alexy is a Chartered Financial Analyst (CFA), and holds a B.A. from Emory University and an M.B.A. with a concentration in Finance and Accounting from the College of William and Mary. Our board of directors believes that Ms. Alexy possesses specific attributes that qualify her to serve as a director, including her accounting expertise, extensive experience on public company boards and her experience in the financial services industry as an investment professional.

Sara C. Andrews has served as a member of our board of directors since August 2020. Ms. Andrews has served as Global Chief Information Security Officer at Experian since April 2021. Prior to joining Experian, Ms. Andrews served as Senior Vice President and Chief Information Security Officer at PepsiCo, Inc. from July 2014 to March 2022. Previously, Ms. Andrews served as Chief Network Security Officer of Verizon Communications, Inc. from June 1997 to July 2014. Ms. Andrews has served on the board of directors of Marvell Technology, Inc. since April 2022. She previously served on the board of directors of LogMeIn, Inc. from April 2018 to August 2021. Ms. Andrews holds a B.I.E. from Auburn University and an M.B.A. from Brenau University. Our board of directors believes that Ms. Andrews possesses specific attributes that qualify her to serve as a director, including her extensive knowledge and expertise regarding technology, cybersecurity and risk management.

Ronald E. F. Codd has served as a member of our board of directors since July 2012. Mr. Codd has been an independent business consultant since April 2002. From January 1999 to April 2002, Mr. Codd served as President, Chief Executive Officer and a director of Momentum Business Applications, Inc., an enterprise software company. From September 1991 to December 1998, Mr. Codd served as Senior Vice President of Finance and Administration and Chief Financial Officer of PeopleSoft, Inc., a provider of human resource management systems. Mr. Codd has served on the board of directors of Veeva Systems Inc. since February 2012. Mr. Codd previously served on the board of directors of ServiceNow, Inc. from February 2012 to June 2019, the board of directors of Rocket Fuel Inc. from February 2012 to September 2017, and the boards of directors of numerous other technology companies, including most recently DemandTec, Inc., Interwoven, Inc. and Data Domain, Inc. Mr. Codd holds a B.S. in Accounting from the University of California, Berkeley and an M.M. in Finance and M.I.S. from the Kellogg Graduate School of Management at Northwestern University. Our board of directors believes that Mr. Codd possesses specific attributes that qualify him to serve as a director, including his extensive management and software industry experience, and his experience in finance.

Mr. Codd will not stand for re-election when his current term expires at our 2022 annual meeting of stockholders.

Arthur W. Coviello, Jr. has served as a member of our board of directors since December 2020. Mr. Coviello has served as a venture partner at Rally Ventures since May 2015 and as Investment Committee Chairman at SYN Ventures since June 2021. Previously, Mr. Coviello served as executive vice president at EMC Corporation, a data storage and information management company, from February 2011 to February 2015, and as executive vice president and president of RSA, the security division of EMC Corporation, from September 2006 to January 2011. Mr. Coviello served as chief executive officer and a member of the board of directors of RSA Security, Inc., a network security company, from January 2000 until its acquisition by EMC Corporation in September 2006, as its president from March 1999 until its acquisition and as its acting chief financial officer from December 2005 to May 2006. Mr. Coviello has served on the board of directors of Synchrony Financial since November 2015, the board of directors of Tenable Holdings, Inc. since February 2018 and the board of directors of Epiphany Technology Acquisition Corp. since October 2020. Mr. Coviello previously served on the board of directors of EnerNOC, Inc. from June 2008 to August 2017 and the board of directors of Gigamon Inc. from April 2017 to December 2017. Mr. Coviello holds a B.B.A. in Accounting from the University of Massachusetts. Our board of directors believes that Mr. Coviello possesses specific attributes that qualify him to serve as a director, including his extensive leadership experience, including as CEO of a publicly-traded company, his extensive financial expertise and accounting background and his considerable experience in technology and cybersecurity.

Kevin R. Mandia has served as our Chief Executive Officer since June 2016 and as a member of our board of directors since February 2016. He previously served as our President from February 2015 to June 2016 and as our Senior Vice President and Chief Operating Officer from the date of Mandiant’s acquisition of Mandiant Corporation, in December 2013 through February 2015. Prior to joining Mandiant Corporation, Mr. Mandia was the Chief Executive Officer of Mandiant Corporation and had served in that capacity since he founded Mandiant Corporation in 2004. Prior to forming Mandiant Corporation, Mr. Mandia served as the Director of Computer Forensics at Foundstone (later acquired by McAfee Corporation) from 2000 to 2003 and as the Director of Information Security for Sytex (later acquired by Lockheed Martin) from 1998 to 2000. From 1993 to 2000, Mr. Mandia was an officer in the United States Air Force, where he served in various capacities, including as a computer security officer in the 7th Communications Group at the Pentagon, and later as a special agent in the Air Force Office of Special Investigations (AFOSI). Mr. Mandia holds a B.S. in Computer Science from Lafayette College and an M.S. in Forensic Science from The George Washington University. Mr. Mandia has served as a member of the Cybersecurity Advisory Committee for the Cybersecurity and Infrastructure Security Agency since December 2021. In 2011, Mr. Mandia was named Ernst & Young Entrepreneur of the Year for the Greater Washington area. He completed the Harvard Business School’s Owner/President Management Program in February 2013. Mr. Mandia has taught graduate level courses at Carnegie Melon University and The George Washington University and has co-authored two books on responding to security breaches: Incident Response: Performing Computer Forensics (McGraw-Hill, 2003) and Incident Response: Investigating Computer Crime (McGraw-Hill, 2001). Our board of directors believes that Mr. Mandia possesses specific attributes that qualify him to serve as a director, including the perspective and experience he brings as our Chief Executive Officer and his extensive senior management expertise in the network security industry.

Adrian McDermott has served as a member of our board of directors since February 2019. Mr. McDermott has served as the Chief Technology Officer of Zendesk, Inc. since April 2021. He previously served as the President of Products of Zendesk, Inc. from October 2016 to April 2021 and Senior Vice President, Product Development of Zendesk, Inc. from July 2010 to October 2016. Mr. McDermott holds a B.Sc. in computer science from De Montfort University. Our board of directors believes that Mr. McDermott possesses specific attributes that qualify him to serve as a director, including his extensive product management, engineering and general business experience in technology markets as well as his expertise developed as a senior executive at a large public company in the technology industry.

Viral Patel is a Blackstone director designee and has served as a member of our board of directors since December 2020. Mr. Patel has served as a Senior Managing Director in the Tactical Opportunities Group at The Blackstone Group, Inc. since April 2015. Prior to joining the Tactical Opportunities Group of Blackstone in 2012, Mr. Patel was a Managing Director with Blackstone Securities Partners. Before joining Blackstone, Mr. Patel was a member of the Credit Suisse and Donaldson, Lufkin & Jenrette Structured Products businesses. Mr. Patel holds a B.S. from Cornell University. Our board of directors believes that Mr. Patel possesses specific attributes that qualify him to serve as a director, including his significant knowledge and expertise in finance, business, and strategic investments and his extensive knowledge regarding our operations from leading the day-to-day management of Blackstone’s investment in our company.

Enrique Salem has served as a member of our board of directors since February 2013 and as our Chairman of the Board since March 2017. Mr. Salem previously served as our Lead Independent Director from February 2016 to March 2017. He has been a managing director of Bain Capital Ventures, a venture capital firm, since July 2014. Mr. Salem was president, Chief Executive Officer and a director of Symantec Corporation, a provider of information security, storage and systems management solutions, from April 2009 until July 2012. Mr. Salem was Chief Operating Officer of Symantec Corporation from January 2008 to April 2009, group President, Worldwide Sales and Marketing from April 2007 to January 2008, group President, Consumer Products from May 2006 to April 2007, Senior Vice President, Consumer Products and Solutions from February 2006 to May 2006, Senior Vice President, Security Products and Solutions from January 2006 to February 2006, and Senior Vice President, Network and Gateway Security Solutions from June 2004 to February 2006. Prior to Symantec, from April 2002 to June 2004, Mr. Salem served as President and Chief Executive Officer of Brightmail, Inc., an email filtering company, prior to its acquisition by Symantec in 2004. Mr. Salem also held senior leadership roles at Oblix Inc., Ask Jeeves Inc., Peter Norton Computing, Inc. and Security Pacific Merchant Bank. In March 2011, he was appointed to President Barack Obama’s Management Advisory Board. Mr. Salem has served on the board of directors of Atlassian Corporation Plc since July 2013 and the board of directors of DocuSign, Inc. since August 2013. He previously served on the board of directors of ForeScout Technologies, Inc. from September 2013 to August 2020, the board of directors of Automatic Data Processing, Inc. from January 2010 to November 2013 and the board of directors of Symantec Corporation from April 2009 to July 2012. Mr. Salem also currently serves on the board of directors of multiple private companies. He received the Estrella Award from the Hispanic IT Executive Council in 2010 and was named Entrepreneur of the Year in 2004 by Ernst & Young. Mr. Salem holds an A.B. in Computer Science from Dartmouth College. Our board of directors believes that Mr. Salem possesses specific attributes that qualify him to serve as a director, including his extensive leadership experience, including oversight of global operations, as well as a strong background in information technology, data security, compliance and systems management.

Robert E. Switz has served as a member of our board of directors since September 2017. Mr. Switz served as the President and Chief Executive Officer of ADC Telecommunications, Inc. (“ADC”), a supplier of network infrastructure products and services, from August 2003 until December 2010, when Tyco Electronics Ltd. (now TE Connectivity Ltd.) acquired ADC. Mr. Switz served as Chairman of the Board of Directors of ADC from June 2008 to December 2010 and served on the board of directors of ADC from August 2003 until December 2010. From 1994 until August 2003, he served in various positions at ADC, including as Chief Financial Officer. Prior to ADC, he served in various positions at Burr-Brown Corporation, a multi-national manufacturer of precision micro-electronics and systems products, including as Chief Financial Officer, Vice President of European Operations, Ventures and Finance, and Director of the Ventures and Systems Business. Mr. Switz has served on the board of directors of Micron Technology, Inc. since February 2006, and the board of directors of Marvell Technology Group Ltd. since May 2016. He previously served on the board of directors of Broadcom Corporation from May 2003 to February 2016, the board of directors of Cyan, Inc. from March 2011 to August 2015, the board of directors of GT Advanced Technologies Inc. from May 2011 to March 2016, the board of directors of Leap Wireless International, Inc. from July 2011 to March 2014, the board of directors of Pulse Electronics Corporation from June 2014 to April 2015, and the board of directors of Gigamon, Inc. from June 2015 to December 2017. Mr. Switz holds a B.S. in Business Administration from Quinnipiac University and an M.B.A. from the University of Bridgeport. Our board of directors believes that Mr. Switz possesses specific attributes that qualify him to serve as a director, including his extensive global operations, financial and general management experience and expertise developed as a senior executive at large public companies operating in the technology industry as well as his considerable directorial and governance experience developed through his service on several public company boards.

Director Compensation

Outside Director Compensation Policy

Members of our board of directors (other than the Series A Director) who are not our employees are eligible for awards under our Outside Director Compensation Policy, which our board of directors approved in August 2014 and last amended in December 2020.

Under our Outside Director Compensation Policy, non-employee directors (other than the Series A Director) receive compensation in the form of equity awards, or a mixture of equity and cash awards, as described below:

Initial Award

Upon joining our board of directors, each eligible non-employee director elected or appointed will automatically receive an equity award of restricted stock units with a total value of $400,000. This award will vest as to 1/3 of the shares subject to the award annually over a three-year period, subject to continued service through each applicable vesting date.

Annual Awards

On the date of each annual meeting of stockholders, each eligible non-employee director who has been a non-employee director for at least six months will be entitled to receive an annual fee with a total value based on board and other service as set forth in the following table, provided that no award will be granted to any non-employee director who is not continuing as a director following the applicable annual meeting of stockholders:

Annual Fee
Board Member:	$200,000
Chairperson of the Board (if applicable):	$45,000
Lead Independent Director (if applicable):	$20,000

Committee Service:	Chair	Member
Audit:	$20,000	$7,000
Compensation:	$10,000	$5,000
Nominating and Corporate Governance:	$6,250	$2,500

Unless an eligible non-employee director elects to receive all of his or her annual fee in the form of an equity award of restricted stock units, 50% of an eligible non-employee director’s annual fee will be awarded in the form of an equity award of restricted stock units and the other 50% of such non-employee director’s annual fee will be awarded in the form of cash. All of a non-employee director’s equity award of restricted stock units will be granted to him or her on the date of the annual meeting of stockholders and will fully vest upon the earlier of the first anniversary of the grant date or the day prior to the next annual meeting of stockholders, in each case, subject to his or her continued service through the vesting date. All of a non-employee director’s cash, if any, will be paid to him or her in four equal installments on a quarterly basis, with one installment paid on the 15th day of each of the first four calendar quarters following the date of such annual meeting, in each case subject to his or her continued service through the applicable payment date.

For purposes of our Outside Director Compensation Policy, equity awards are valued at the fair market value of the shares subject to the award on the grant date of the award or such other methodology determined by our board of directors or our compensation committee.

2021 Director Compensation Table

The table below shows all compensation awarded to or paid in 2021 to our non-employee directors who served during 2021.

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(2)	Total ($)
Kimberly Alexy(3)	—	222,482	222,482
Sara C. Andrews(4)	51,875	103,738	155,613
Ronald E. F. Codd(5)	109,125	109,113	218,238
Arthur W. Coviello, Jr.(6)	50,000	99,997	149,997
Adrian McDermott(7)	51,250	204,981	256,231
Viral Patel(8)	—	—	—
Enrique Salem(9)	—	254,990	254,990
Robert E. Switz(10)	—	209,496	209,496

(1)	The amounts reported in this column represent the aggregate amount of quarterly cash awards paid in 2021 in accordance with the Outside Director Compensation Policy.

(2)	On June 11, 2021, we granted awards of restricted stock units to Mses. Alexy and Andrews and Messrs. Codd, Coviello, McDermott, Salem and Switz for service on our board of directors, in accordance with the Outside Director Compensation Policy. Each such award to Mses. Alexy and Andrews and Messrs. Codd, Coviello, McDermott, Salem and Switz fully vests upon the earlier of the first anniversary of the grant date or the day prior to our next annual meeting of stockholders that follows the grant date, in each case, subject to continued service through the vesting date. Ms. Alexy and Messrs. McDermott, Salem and Switz elected to receive all of their 2021 annual fees in the form of awards of restricted stock units. The amounts reported in this column represent the aggregate grant date fair value of the awards as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in the notes to our audited consolidated financial statements included in the Original Filing.

(3)	As of December 31, 2021, Ms. Alexy held 10,348 shares of common stock issuable upon the vesting of restricted stock units.

(4)	As of December 31, 2021, Ms. Andrews held 21,517 shares of common stock issuable upon the vesting of restricted stock units.

(5)	As of December 31, 2021, Mr. Codd held (i) options to purchase 78,000 shares of common stock at an exercise price of $2.48 per share, all of which were fully vested as of December 31, 2021, and (ii) 5,075 shares of common stock issuable upon the vesting of restricted stock units.

(6)	As of December 31, 2021, Mr. Coviello held 23,932 shares of common stock issuable upon the vesting of restricted stock units.

(7)	As of December 31, 2021, Mr. McDermott held 16,749 shares of common stock issuable upon the vesting of restricted stock units.

(8)	Mr. Patel is the Series A Director and, accordingly, did not receive any compensation pursuant to the Outside Director Compensation Policy. Mr. Patel did not have any stock award or option awards outstanding as of December 31, 2021.

(9)	As of December 31, 2021, Mr. Salem held 11,860 shares of common stock issuable upon the vesting of restricted stock units.

(10)	As of December 31, 2021, Mr. Switz held 9,744 shares of common stock issuable upon the vesting of restricted stock units.

See the section titled “Executive Compensation” for information about the compensation of our Chief Executive Officer, who is both a director and one of our named executive officers for 2021.

Executive Officers

The following table identifies certain information about our executive officers as of April 6, 2022. Each executive officer serves at the discretion of our board of directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Kevin R. Mandia	51	Chief Executive Officer and Director
William T. Robbins	54	Executive Vice President and Chief Revenue Officer
Frank E. Verdecanna	51	Executive Vice President and Chief Financial Officer
John P. Watters	58	President and Chief Operating Officer

Kevin R. Mandia has served as our Chief Executive Officer since June 2016 and as a member of our board of directors since February 2016. He previously served as our President from February 2015 to June 2016 and as our Senior Vice President and Chief Operating Officer from the date of our acquisition of Mandiant Corporation in December 2013 through February 2015. Prior to joining Mandiant, Mr. Mandia was the Chief Executive Officer of Mandiant Corporation and had served in that capacity since he founded Mandiant Corporation in 2004. Prior to forming Mandiant Corporation, Mr. Mandia served as the Director of Computer Forensics at Foundstone (later acquired by McAfee Corporation) from 2000 to 2003 and as the Director of Information Security for Sytex (later acquired by Lockheed Martin) from 1998 to 2000. From 1993 to 2000, Mr. Mandia was an officer in the United States Air Force, where he served in various capacities, including as a computer security officer in the 7th Communications Group at the Pentagon, and later as a special agent in the Air Force Office of Special Investigations (AFOSI). Mr. Mandia holds a B.S. in Computer Science from Lafayette College and an M.S. in Forensic Science from The George Washington University. Mr. Mandia has served as a member of the Cybersecurity Advisory Committee for the Cybersecurity and Infrastructure Security Agency since December 2021. In 2011, Mr. Mandia was named Ernst & Young Entrepreneur of the Year for the Greater Washington area. He completed the Harvard Business School’s Owner/President Management Program in February 2013. Mr. Mandia has taught graduate level courses at Carnegie Melon University and The George Washington University and has co-authored two books on responding to security breaches: Incident Response: Performing Computer Forensics (McGraw-Hill, 2003) and Incident Response: Investigating Computer Crime (McGraw-Hill, 2001).

William T. Robbins has served as our Executive Vice President and Chief Revenue Officer since February 2020. He previously served as our General Manager of Products from February 2020 to January 2021 and as our Executive Vice President of Worldwide Sales from November 2016 to February 2020. Prior to joining Mandiant, Mr. Robbins was Executive Vice President of Worldwide Sales of Nuance Communications, Inc. from December 2013 to November 2016. From January 2013 to December 2013, Mr. Robbins served as Chief Operating Officer of [24]7. From May 2005 to December 2012, Mr. Robbins held various positions at Symantec Corporation, most recently as Executive Vice President, Worldwide Sales & Services. Mr. Robbins holds both a B.S. in Economics and a B.B.A. in Finance from Southern Methodist University.

Frank E. Verdecanna has served as our Executive Vice President and Chief Financial Officer since February 2017. He previously served as our Chief Accounting Officer from August 2016 to February 2022, as our Senior Vice President of Finance from November 2015 to February 2017, as our interim Chief Financial Officer from August 2015 to September 2015 and as our Vice President of Finance from November 2012 to November 2015. Prior to joining Mandiant, Mr. Verdecanna was the Chief Financial Officer of Apptera, Inc., a mobile communications and advertising company, from February 2010 to November 2012. From October 2000 to July 2009, Mr. Verdecanna held various finance positions, most recently as Vice President and Chief Financial Officer, at iPass Inc., a publicly traded global provider of mobility software and services. Mr. Verdecanna holds a B.S. in Business Administration from California Polytechnic State University-San Luis Obispo.

John P. Watters has served as our President and Chief Operating Officer since April 2021. He previously served in various roles with us since we acquired iSIGHT Security, Inc. (d/b/a iSIGHT Partners, Inc.) (“iSIGHT Partners”) in 2016, including as a consultant from May 2020 to April 2021, as Chairman of our Advisory Board from April 2020 to April 2021, as Executive Vice President and Chief Strategy Officer from February 2018 to April 2020, as Executive Vice President, Global Services and Intelligence from January 2017 to January 2018, and as President, iSIGHT from March 2016 to January 2017. Prior to Mandiant, Mr. Watters served as founder, Chairman, Chief Executive Officer and President of iSIGHT Partners from November 2006 to February 2016. Prior to iSIGHT Partners, Mr. Watters was Chairman and Chief Executive Officer of iDEFENSE, a security intelligence firm acquired by VeriSign in 2005. In addition, Mr. Watters served as an independent business consultant from April 2020 to April 2021, has served as founder, director and President of Dorset Capital Corporation, an investment firm, since 1998, and has served as founder, director and President of the STAIRS Program, a non-profit organization supporting inner-city education, since 2000. Mr. Watters holds a B.S.C degree in Finance from Santa Clara University.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this proxy statement anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended December 31, 2021, all Section 16(a) filing requirements were satisfied on a timely basis, other than an amendment to Form 3 by John P. Watters to include 3,795 shares of common stock that were inadvertently omitted from the original Form 3.

Code of Ethics

As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer and principal accounting officer), agents and representatives, including our independent directors and consultants, who are not employees of ours, with regard to their Mandiant-related activities. Our code of business conduct and ethics is available on our website at www.mandiant.com in the Corporate Governance section of our Investor Relations webpage. We will post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the NASDAQ Stock Market. The information on our website is not incorporated by reference into this Annual Report on Form 10-K/A.

Stockholder Recommendations for Nominations to the Board of Directors

Our nominating and corporate governance committee will consider candidates for directors recommended by stockholders holding at least one percent (1%) of the fully diluted capitalization of the company continuously for at least 12 months prior to the date of the submission of the recommendation. Our nominating and corporate governance committee will evaluate such recommendations in accordance with its charter, our bylaws, our policies and procedures for director candidates, as well as the regular director nominee criteria described above. This process is designed to ensure that our board of directors includes members with diversity of experience, skills and experience, including appropriate financial and other expertise relevant to our business. Stockholders wishing to recommend a candidate for nomination should contact our Secretary in writing. Such recommendations must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve on our board of directors, information regarding any relationships between the candidate and Mandiant and evidence of the recommending stockholder’s ownership of our common stock. Such recommendations must also include a statement from the recommending stockholder in support of the candidate, particularly within the context of the criteria for board of directors membership. Our nominating and corporate governance committee has discretion to decide which individuals to recommend for nomination as directors.

A stockholder can nominate a candidate directly for election to our board of directors by complying with the procedures in Section 2.4(ii) of our bylaws and the rules and regulations of the SEC. Any eligible stockholder who wishes to submit a nomination should review the requirements in the bylaws on nominations by stockholders. Any nomination should be sent in writing to our Secretary at Mandiant, Inc., 11951 Freedom Drive, 6th Floor, Reston, VA 20190. The notice must state the information required by Section 2.4(ii) of our bylaws and otherwise must comply with applicable federal and state law.

Audit Committee

Our audit committee is comprised of Kimberly Alexy, Ronald E. F. Codd and Robert E. Switz, each of whom is a non-employee member of our board of directors. Ms. Alexy is the chair of our audit committee. Mr. Codd will remain a member of our audit committee until our 2022 annual meeting of stockholders, at which he will not stand for re-election and his current term will expire. Our board of directors has determined that each of the members of our audit committee satisfies the requirements for independence and financial literacy under the rules and regulations of the SEC, including Rule 10A-3 under the Exchange Act, and the listing requirements of The NASDAQ Stock Market. Our board of directors has also determined that each of Ms. Alexy and Messrs. Codd and Switz qualify as an “audit committee financial expert” as defined in the SEC rules and satisfy the financial sophistication requirements of The NASDAQ Stock Market. This designation does not impose on Ms. Alexy and Messrs. Codd and Switz any duties, obligations or liabilities that are greater than those generally imposed on members of our audit committee and our board of directors.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information regarding the 2021 compensation of our principal executive officer, our principal financial officer, two executive officers (other than our principal executive officer and our principal financial officer) who were our most highly-compensated executive officers as of the end of 2021, and two additional individuals who were executive officers during part of 2021 but were not serving as executive officers at the end of 2021. These individuals were:

•	Peter Bailey, our Executive Vice President, Mandiant Solutions;

•	Alexa King, our former Executive Vice President, Corporate and Legal Affairs, General Counsel and Secretary;

•	Kevin R. Mandia, our Chief Executive Officer (our “CEO”);

•	William T. Robbins, our Executive Vice President and Chief Revenue Officer;

•	Frank E. Verdecanna, our Executive Vice President and Chief Financial Officer; and

•	John P. Watters, our President and Chief Operating Officer.

These individuals (with the applicable titles described above as of the end of 2021) were our named executive officers (our “Named Executive Officers”) for 2021.

Management Changes

Mr. Bailey’s title of Executive Vice President at the start of 2021 was changed to Executive Vice President, Mandiant Solutions, and Mr. Robbins relinquished his title of General Manager of Products, in each case effective January 28, 2021. Effective April 5, 2021, we appointed John P. Watters as our President and Chief Operating Officer, and Mr. Bailey relinquished his title of Chief Operating Officer. Alexa King resigned from her positions of Executive Vice President, Corporate and Legal Affairs, General Counsel and Secretary effective November 1, 2021 and then became our Strategic Advisor until March 1, 2022. On February 7, 2022, Mr. Verdecanna relinquished his title of Chief Accounting Officer.

Overview

This Compensation Discussion and Analysis describes the material elements of our executive compensation program during the fiscal year ended December 31, 2021. It also provides an overview of our executive compensation philosophy, as well as our principal compensation policies and practices. Finally, it analyzes how and why the Compensation Committee of our Board of Directors (the “Compensation Committee”) arrived at the specific compensation decisions for our executive officers, including our Named Executive Officers, in 2021, and discusses the key factors that the Compensation Committee and our Board of Directors considered in determining the compensation of our Named Executive Officers.

Executive Summary, Strategic Context and 2021 Business Highlights

We provide a broad portfolio of cybersecurity solutions and services that allow organizations to prepare for, prevent, respond to, investigate and remediate cyber attacks. Since 2013, we have evolved our business from a focus on appliance-based detection and prevention of stealthy and targeted cyber-attacks in customers’ on-premise networks by expanding our portfolio of technologies and services to help our customers address today’s cybersecurity challenges. Our cybersecurity solutions are designed to rapidly incorporate the latest threat intelligence as the threat environment evolves.

Our Mandiant solutions include our controls-agnostic threat intelligence, validation, attack surface management and XDR SaaS solutions, as well as our portfolio of managed services and consulting services. Our solutions include our controls-agnostic software-as-a-service (“SaaS”) security validation platform, threat intelligence and automated extended detection and response (XDR) software. These SaaS solutions are complemented by our technology-enabled managed services and our Mandiant incident response and strategic cybersecurity consulting services. We introduced Mandiant Advantage in October 2020 to enable customers to access all Mandiant Solutions through a single cloud-based platform. Prior to June 2021, we also offered service under our FireEye security control products for network, email, endpoint and cloud security. On June 2, 2021, we announced we had entered into a definitive agreement to sell the FireEye Products business, including the FireEye name, to a consortium led by Symphony Technology Group (STG). The sale was completed on October 8, 2021.

The cybersecurity industry is highly competitive. We believe the market opportunity is substantial, but we must adapt rapidly to changes in the threat environment and the development of new technologies to be successful.

Our business strategy is based on the fundamental belief that our hands-on cybersecurity expertise and threat intelligence, combined with our innovative technologies, can protect our customers from the catastrophic consequences of cyber attacks. Our real-time knowledge of the threat landscape and the tools and techniques used by today’s threat actors allows us to establish trusted advisor relationships with our customers, contributing to high customer retention and follow-on purchases of additional solutions. Additionally, we apply our threat intelligence and the expertise gained on the front lines of cyber conflict in a unique learning system and innovation cycle that guides our product and solutions development efforts and helps our managed services and consulting teams identify, respond to and remediate breaches.

In March 2022, we announced that we had entered into a definitive agreement to be acquired by Google LLC for $23.00 per share in an all-cash transaction valued at approximately $5.4 billion, inclusive of Mandiant’s net cash. The acquisition is subject to customary closing conditions, including the receipt of Mandiant stockholder and regulatory approvals.

2021-Related Executive Compensation Actions

Consistent with our performance and compensation objectives, the Compensation Committee or our Board of Directors, as applicable, approved the following actions related to the 2021 compensation for our Named Executive Officers:

•	Base Salary. Increased the base salary of Ms. King by 2.5% over her 2020 level to reflect competitive market conditions, and approved a base salary for Mr. Watters in connection with his appointment as President and Chief Operating Officer. None of our other Named Executive Officers were given base salary increases for 2021;

•	Target Cash Incentive Compensation Opportunities. Increased the target annual cash incentive compensation opportunity of Ms. King by 2.5% over her 2020 level to reflect competitive market conditions, and approved a target annual cash incentive compensation opportunity for Mr. Watters in connection with his appointment as President and Chief Operating Officer. None of our other Named Executive Officers were given target annual cash incentive compensation increases for 2021;

•	Short-Term Incentive Compensation. Based upon the levels of achievement of the corporate performance objectives and individual performance objectives established under our Employee Incentive Plan for the 2021 target annual cash incentive compensation opportunities of our Named Executive Officers, approved cash payouts ranging from $183,364 to $396,699 for our Named Executive Officers other than our CEO, with a cash payout for our CEO in the amount of $391,820 (representing 89% of his 2021 target annual cash incentive compensation opportunity);

•	Discretionary Cash Bonus. Awarded a discretionary cash bonus in the amount of $50,000 to Ms. King in recognition of her exemplary individual performance supporting us with the security incident we announced in December 2020. None of our other Named Executive Officers were awarded discretionary cash bonuses in 2021;

•	Long-Term Incentive Compensation. Continued the practice of providing long-term incentive compensation in the form of restricted stock unit (“RSU”) awards and performance-based restricted stock unit (“PSU”) awards for shares of our common stock;

•	Equity Awards. Granted a combination of RSU and PSU awards to our Named Executive Officers, subject to a time-based vesting requirement in the case of the RSU awards and both a performance condition and a time-based vesting requirement in the case of the PSU awards. 20% of the PSU awards granted in 2021 to our Named Executive Officers (other than to Mr. Watters) were tied to a relative Total Shareholder Return (rTSR) performance measure based on our stock performance relative to the stock performance of companies in the Russell 2000 Index over a three-year performance period (2021-2023). In the case of Mr. Watters, 57% of the PSU awards granted in 2021 were tied to established stock price milestone achievements. The aggregate grant date fair value (at target) of the equity awards granted to our Named Executive Officers ranged from $2,496,535 to $15,283,950 for our Named Executive Officers other than our CEO, with the aggregate grant date fair value of our CEO’s equity awards being $6,946,880; and

•	Payout of PSU Awards Granted in 2019, 2020, and 2021. Paid out PSUs based upon the level of achievement of the performance conditions for the portion of the PSU awards granted in 2019, 2020, and 2021 that were tied to 2021 corporate performance measures and the rTSR performance measure for the 2019-2021 performance period, subject to the continued service of the applicable Named Executive Officers through the applicable vesting date (i.e., February 2022).

Pay for Performance

A significant portion of the target total direct compensation provided to our Named Executive Officers each year is at-risk and subject to our achieving our operating results as follows:

•	Our short-term incentive compensation program requires achievement of corporate and/or individual objectives for any payment to be made thereunder.

•	A significant portion (i.e., more than 50%) of the equity awards granted in 2021 to our Named Executive Officers were both at-risk and subject to achievement of pre-established performance objectives. If the performance objectives were not achieved at a threshold level, then none of the shares of our common stock subject to the PSU awards would be earned.

Executive Compensation-Related Policies and Practices

We endeavor to maintain sound executive compensation policies and practices, including compensation-related corporate governance standards that are consistent with our executive compensation philosophy. During 2021, we maintained the following executive compensation policies and practices, including both policies and practices we have implemented to drive performance and policies and practices that either prohibit or minimize behavior that we do not believe serve our stockholders’ long-term interests:

What We Do

•	Independent Compensation Committee. We maintain a Compensation Committee comprised solely of independent directors who have established effective means for communicating with our stockholders regarding their executive compensation opinions and concerns.

•	Independent Compensation Advisors. We enable the Compensation Committee to engage and retain its own advisors. During 2021, the Compensation Committee engaged Compensia, Inc., a national compensation consulting firm, to assist with its responsibilities.

•	Annual Executive Compensation Review. We support the Compensation Committee in its annual review of our executive compensation strategy, including its review of the compensation peer group used for comparative purposes and, to help avoid creating compensation-related risks that would be reasonably likely to have a material adverse effect on us, its annual review of our compensation-related risk profile.

•	Equity-Based Compensation with Multi-Year Vesting Requirements. The Compensation Committee designs the equity awards granted to our executive officers to be consistent with current market practice. A significant portion of the equity awards vest over multi-year periods, which serves our long-term value creation goals and retention objectives.

•	Prohibition on Hedging, Pledging, and Short Sales. We prohibit short sales, hedging and transactions in derivatives of Mandiant securities for all Mandiant personnel, including directors, officers, employees, independent contractors and consultants. In addition, we prohibit our executive officers and the non-employee members of our Board of Directors from pledging their equity securities or using such securities as collateral for a loan.

•	Annual Succession Planning. We support our Board of Directors in its review of the risks associated with our key executive positions on an annual basis so that we have an adequate succession strategy and plans are in place for our most critical positions.

•	Stock Ownership Guidelines. We maintain formal stock ownership guidelines for our executive officers and the non-employee members of our Board of Directors to support these individuals acting as owners of the Company.

•	Clawback Policy. We maintain a clawback policy which provides that, in the event we are required to prepare an accounting restatement as a result of fraud or intentional misconduct, we may recover from those current and former executive officers who are subject to the reporting requirements of Section 16 of the Exchange Act and were involved in the fraud or misconduct any incentive compensation erroneously paid or awarded in excess of what would have been paid pursuant to the restated financial statements.

What We Do Not Do

•	No Retirement Plans Other than Standard 401(k) Offered to All Employees. We do not offer pension arrangements, defined benefit retirement plans, or nonqualified deferred compensation plans to our executive officers.

•	No Repricing or Reissuance of Stock Options. We do not reprice or reissue options to purchase shares of our common stock without stockholder approval.

•	Limited Perquisites. We do not provide perquisites and other personal benefits to our executive officers unless they serve a sound business purpose.

•	Limited “Single Trigger” Change of Control Payments or Benefits. Other than our PSU awards with a total shareholder return performance metrics that may accelerate vesting on a pro-rata basis in connection with a change in control, with the balance of such PSU awards that are eligible to vest subject to continued vesting requirements, we do not provide “single trigger” change of control payments or benefits to our executive officers.

•	No Tax Gross-up for Change in Control Payments or Benefits. We do not provide tax gross-ups for change in control payments or benefits to our executive officers.

•	No Strict Benchmarking of Compensation. We do not benchmark compensation to a specific percentile of our peer group.

•	No Guaranteed Compensation. We do not provide guaranteed incentive compensation, indefinite contracts, or excessive severance payments to our executive officers.

Response to Stockholder Advisory Vote on Named Executive Officer Compensation

The Compensation Committee considers the results of the annual stockholder advisory vote on the compensation of our named executive officers, as well as stockholder feedback on our executive compensation program, as part of its annual executive compensation review. In response to stockholder feedback, as well as the views expressed by the major proxy advisory firms in their annual compensation review and voting recommendations, we continue to revise and enhance our executive compensation program while remaining consistent with our compensation objectives, “pay for performance” philosophy and corporate values.

In 2019, we asked our stockholders to approve, on a non-binding advisory basis, the compensation of our named executive officers for the year ended December 31, 2018. This “say on pay” proposal received support from approximately 94% of the votes cast. As a result, we believe that our stockholders favorably viewed the structure of our executive compensation program. However, in response to feedback from our stockholders received through our ongoing stockholder engagement efforts and commentary from the major proxy advisory firms in their annual compensation analysis and voting recommendations, and due to competitive market conditions, we made the following changes to our 2020 executive compensation program:

•	For our 2020 annual cash incentive program, we added annualized recurring revenue (“ARR”) as an additional corporate performance measure. This change responded to specific feedback we received that we add ARR as a performance measure for our executive compensation program because investors generally place a higher relative value on companies with significant recurring revenues, and ARR aligns with how our customers are increasingly purchasing our solutions and services and how we are managing our business as we offer more and more solutions through subscriptions and services.

•	For time-based equity awards granted in 2020 to our existing executive officers, but not any time-based equity awards granted in 2020 to any new executive officers, we provided that the awards are scheduled to vest quarterly in 16 equal installments over four years. This differed from our prior practice where 25% of the awards were scheduled to vest after one year, with the remaining portion being scheduled to vest quarterly in 12 equal installments thereafter over the following three years. This change was to help make our “follow-on” time-based equity awards more competitive with the practices of our competitors and is consistent with the practices of many companies in our compensation peer group.

At our 2020 annual meeting of stockholders, our “say on pay” proposal received support from approximately 95% of the votes cast. As a result, we believe that our stockholders favorably viewed the structure of our executive compensation program. However, in response to feedback from our stockholders received through our ongoing stockholder engagement efforts, and due to competitive market conditions, we made the following additional changes to our executive compensation program for 2021:

•	For the performance-based equity awards granted in 2021, we used the general framework that we used in 2020 except we replaced the billings performance measure with a revenue performance measure and equally weighted the revenue and non-GAAP operating income performance measures. The change in financial metrics responded to feedback we received that our revenue performance may be a better indicator than our billings performance for our progress on our transformation journey.

•	For our 2021 annual cash incentive program, we removed revenue as one of the corporate performance measures, since we added revenue as a corporate performance measure for the performance-based equity awards granted in 2021. The removal responded to specific feedback we received that we refrain from using the same performance measure for both our short-term and long-term incentive compensation programs.

In 2021, our “say on pay” proposal received support from approximately 98% of the votes cast. As a result, we believe that our stockholders favorably viewed the structure of our executive compensation program. However, in response to feedback from our stockholders received through our ongoing stockholder engagement efforts, and due to competitive market conditions, for our 2022 annual cash incentive program, we increased the weighting of annual recurring revenue to 50% from 35%, decreased the weighting of free cash flow from 35% to 30%, and decreased the weighting of individual performance measures from 30% to 20%. The changes in weightings to emphasize annual recurring revenue were in response to feedback from investors that they were especially focused on the growth of our annual recurring revenue following our divestiture of the FireEye Products business in October 2021.

For 2022, in light of the anticipated transaction with Google, we did not issue PSUs to our executive officers, and instead issued them RSUs in March 2022 with a one-year performance period.

The Compensation Committee continues to consider best practices from a stockholder and corporate governance perspective when it designs our executive compensation program. Further, the Compensation Committee continues to consider feedback received through our stockholder engagement efforts, as well as the results of the annual advisory vote on our executive compensation program and policies, and use this feedback in shaping our future executive compensation program.

Compensation Philosophy and Objectives

Compensation Philosophy

As a cybersecurity provider, we operate in a rapidly evolving and intensely competitive industry sector. To succeed in this environment, we must attract and retain a highly talented executive team, including executive officers with strong leadership skills who can run our business functions, achieve results that meet our clients’ objectives, and sell our products, subscriptions and services. We compete with other companies in our industry and other technology companies to attract and retain a skilled management team. We have designed our executive compensation program to accomplish our goals in the highly competitive area for top talent, while at the same time fostering a “pay for performance” environment that aligns the long-term interests of our executive officers with the interests of our stockholders.

Compensation Program Objectives

To be successful in our industry requires that we continually build on our expertise in the cybersecurity space, expand the breadth and quality of our solutions, continuously enhance our technology platforms, and manage our expanding operations efficiently and effectively. Our executive compensation program is designed to achieve these objectives so that we are able to:

•	attract and retain talented and experienced executive officers, who possess the knowledge, skills, and leadership criteria critical to our success;

•	motivate these executive officers to achieve our business objectives and uphold our core values;

•	promote teamwork within the executive team, while also recognizing the unique role each executive officer plays in our success; and

•	ensure the alignment of the long-term interests of our executive officers with the interests of our stockholders.

Throughout 2021, we continued to evaluate our compensation philosophy and program objectives as circumstances required. The Compensation Committee reviewed executive compensation in 2021, and, as part of this review process, the Compensation Committee applied our values and the objectives described above, while considering the compensation levels needed to ensure that our executive compensation program remains competitive.

Compensation-Setting Process

Role of Compensation Committee

The Compensation Committee oversees our executive compensation and other compensation and benefit programs, administers our equity compensation plans, and reviews, formulates, and determines the design and amount of compensation for our executive officers, including our Named Executive Officers, except that any approvals by the Compensation Committee relating to the compensation of our Chief Executive Officer are subject to the ratification of our Board of Directors (with any non-independent directors abstaining from the vote).

At the beginning of each year, the Compensation Committee reviews our executive compensation program, including any incentive compensation plans and arrangements to determine whether they are appropriate, properly coordinated, and achieve their intended purposes and makes any modifications to existing plans and arrangements or adopts new plans or arrangements. The Compensation Committee also conducts an annual review of our executive compensation strategy to ensure that it is appropriately aligned with our business strategy and the achievement of our desired objectives. Further, the Compensation Committee reviews market trends and changes in competitive compensation practices, as further described below. Based on its review and assessment, the Compensation Committee, from time to time, makes changes in our executive compensation program or recommends changes to our Board of Directors.

The factors considered by the Compensation Committee in determining the compensation of our executive officers and developing its recommendations to our Board of Directors for 2021 included:

•	the recommendations of our Chief Executive Officer (except with respect to his own compensation) as described below;

•	our corporate growth and other elements of financial performance;

•	the individual achievement of each executive officer against his or her management objectives;

•	a review of the relevant competitive market data (as described below);

•	the expected future contribution of the individual executive officer; and

•	internal pay equity based on the impact on our business and performance.

The Compensation Committee does not weigh these factors in any predetermined manner, nor does it apply any formulas in developing its compensation determinations and recommendations. Rather, in making its determinations and recommendations, the members of the Compensation Committee consider all of this information in light of their individual experience, knowledge of the Company, knowledge of the competitive market, knowledge of each executive officer, and business judgment.

The Compensation Committee’s authority, duties, and responsibilities are described in its charter, which is reviewed annually and revised and updated as warranted. The charter is available on our website at www.Mandiant.com in the Governance section of our Investor Relations webpage.

Role of Management

Our Chief Executive Officer works closely with the Compensation Committee in determining the compensation of our other executive officers, including our other Named Executive Officers. Typically, our Chief Executive Officer works with the Compensation Committee to recommend the structure of the annual cash incentive compensation opportunities, to identify and develop corporate and individual performance objectives for such cash incentive compensation opportunities, and to evaluate actual performance against the selected measures. Our Chief Executive Officer also makes recommendations to the Compensation Committee as described in the following paragraph and is involved in the determination of compensation for the respective executive officers who report to him.

At the beginning of each year, our Chief Executive Officer reviews the performance of our other executive officers for the previous year, and then shares these evaluations with, and makes recommendations to, the Compensation Committee for each element of compensation. These recommendations concern the base salary, annual cash incentive compensation, and long-term incentive compensation for each of our executive officers (other than himself) based on our results, the individual executive officer’s contribution to these results, and his or her performance toward achieving his or her individual performance objectives. The Compensation Committee then reviews these recommendations and considers the other factors described above and makes decisions as to the target total direct compensation of each executive officer (other than our Chief Executive Officer), as well as each individual compensation element.

While the Compensation Committee considers our Chief Executive Officer’s recommendations, it only uses these recommendations as one of several factors in making its decisions with respect to the compensation of our executive officers. In all cases, the final decisions on compensation matters are made by the Compensation Committee or our Board of Directors (with any non-independent directors abstaining from the vote). Moreover, no executive officer participates in the determination of the amounts or elements of his or her own compensation.

At the request of the Compensation Committee, our Chief Executive Officer typically attends a portion of each Compensation Committee meeting in which executive compensation is discussed, including meetings at which the Compensation Committee’s compensation consultant is present.

Role of Compensation Consultant

Pursuant to its charter, the Compensation Committee has the authority to retain the services of one or more executive compensation advisors, as it determines in its sole discretion, including compensation consultants, legal counsel, accounting, and other advisors, to assist in the creation of our compensation plans and arrangements and related policies and practices. The Compensation Committee makes all determinations regarding the engagement, fees, and services of these external advisors, and any such external advisor reports directly to the Compensation Committee.

During 2021, the Compensation Committee engaged Compensia, Inc., a national compensation consulting firm, to provide information, analysis, and other assistance relating to our executive compensation program on an ongoing basis. In 2021, Compensia provided advice with respect to compensation best practices and market trends for our executive officers and the non-employee members of our Board of Directors as well as other ad hoc advice and support throughout the year.

The Compensation Committee may replace its compensation consultant or hire additional advisors at any time. Representatives of Compensia attend meetings of the Compensation Committee, as requested, and communicate with the Compensation Committee Chair and with management as circumstances warrant. All decisions regarding the compensation of our executive officers, however, are made by the Compensation Committee (provided that any approvals by the Compensation Committee relating to the compensation of our Chief Executive Officer are subject to the ratification of our Board of Directors, with any non-independent directors abstaining from the vote) or our Board of Directors (with any non-independent directors abstaining from the vote).

Compensia reports directly to the Compensation Committee. The Compensation Committee has assessed the independence of Compensia taking into account, among other things, the enhanced independence standards and factors set forth in Exchange Act Rule 10C-1 and the applicable NASDAQ Listing Standards, and concluded that that there are no conflicts of interest with respect to the work that Compensia performs for the Compensation Committee.

Use of Competitive Market Data

As one of many factors in its deliberations on compensation matters, the Compensation Committee considers competitive market data on executive compensation levels and practices and a related analysis of such data, but does not use this data for setting compensation levels to meet specific percentiles. This market data is drawn from a select group of peer companies developed by the Compensation Committee.

At the direction of the Compensation Committee, Compensia developed a revised compensation peer group in October 2019 to ensure that our executive compensation decisions for 2020 were positioned to be competitive with comparable peer companies. This updated peer group was based on an evaluation of companies that the Compensation Committee believed were comparable to us, taking into consideration the size of each company (based on revenues and market capitalization) and the following additional factors:

•	the comparability of the company’s business model;

•	the company’s business services focus;

•	the comparability of the company’s operating history;

•	the comparability of the company’s organizational complexities and growth attributes;

•	the stage of the company’s maturity curve (which increases its likelihood of attracting the type of executive talent for whom we compete);

•	the companies we most often compete with for talent when hiring; and

•	the comparability of the company’s operational performance (for consistency with our strategy and future performance expectations).

Based on these criteria, the Compensation Committee approved an updated compensation peer group consisting of 20 publicly-traded business services and related technology companies. At the time Compensia updated the peer group, the selected companies had revenues ranging from approximately $351 million to approximately $2.9 billion, with a median of $725 million, and market capitalizations ranging from approximately $1.2 billion to approximately $20.1 billion, with a median of $4.4 billion. The companies comprising the compensation peer group were as follows:

Aspen Technology	Guidewire Software	Proofpoint

Box	LendingClub	Splunk

Commvault Systems	LogMeIn	Twilio

Cornerstone OnDemand	Manhattan Associates	Verint Systems

CrowdStrike Holdings	New Relic	Yelp

Envestnet	Palo Alto Networks	Zendesk

Fortinet	Progress Software

Of the 20 companies in our 2020 compensation peer group, 16 were carried over from 2019 (Aspen Technology, Box, Commvault Systems, Cornerstone OnDemand, Envestnet, Fortinet, Guidewire Software, LendingClub, LogMeIn, Palo Alto Networks, Progress Software, Proofpoint, Splunk, Twilio, Yelp and Zendesk). The turnover of our compensation peer group was a result of the evaluation and selection criteria described above.

For 2021, our Compensation Committee reviewed our compensation peer group and considered performing an analysis to obtain an updated group. However, following its review, the Compensation Committee determined that the 2020 peer group remained appropriate for 2021 compensation decisions. Our Compensation Committee determined that considerable questions remained regarding how the Covid-19 pandemic would impact the market for executive talent, and also that we had made no significant changes to our business model since the Compensation Committee last reviewed our compensation practices with reference to our 2020 peer group. In light of these and other considerations, our Compensation Committee determined that no substantiative changes to our compensation practices were warranted for 2021, and as a result elected to continue to rely on our 2020 compensation peer group data.

The Compensation Committee believes that information regarding the compensation practices at other companies is useful in at least two respects. First, the Compensation Committee recognizes that our compensation policies and practices must be competitive in the marketplace. Second, this information is useful in assessing the reasonableness and appropriateness of individual executive compensation elements and of our overall executive compensation packages. This information is only one of several factors that the Compensation Committee considers, however, in making its decisions with respect to the compensation of our executive officers.

Compensation Elements

Our executive compensation program consists primarily of three elements: base salary, short-term incentive compensation in the form of cash awards, and long-term incentive compensation in the form of equity awards. Our executive officers also participate in several Company-wide welfare and health benefit plans, which are consistent with the arrangements offered to our other employees in the United States. Finally, our executive officers are eligible to receive certain post-employment compensation arrangements.

We use these compensation elements to make up our executive compensation program because (i) they are consistent with the programs of other companies in our competitive market and allow us to effectively compete for highly-qualified talent, (ii) each element supports achievement of one or more of our compensation objectives, and (iii) collectively, they have been and, we believe, will continue to be, effective means for motivating our executive officers. We view the three primary compensation elements as related, but distinct, components of our total compensation program. We do not believe that total compensation should be derived from a single element, or that significant compensation from one element should negate or reduce compensation from other elements.

Each of these compensation elements is discussed in detail below, including a description of the particular element and how it fits into our overall executive compensation and a discussion of the amounts of compensation paid to our Named Executive Officers in 2021 under each of these elements.

Base Salary

We believe that a competitive base salary is necessary to attract and retain a stable executive team. Base salaries for our executive officers are also intended to be competitive with those received by other individuals in similar positions at the companies with which we compete for talent, as well as equitable across the executive team.

Generally, we establish the initial base salaries of our executive officers through arm’s-length negotiation at the time we hire the individual executive officer, taking into account his or her position, qualifications, experience, prior salary level, and the base salaries of our other executive officers.

Thereafter, the Compensation Committee or our Board of Directors reviews the base salaries of our executive officers, including our Named Executive Officers, at least annually and makes adjustments to base salaries as it determines to be necessary or appropriate.

In January 2021, the Compensation Committee reviewed the base salaries of our executive officers, taking into consideration the recommendations of our CEO (except with respect to his own base salary), as well as the other factors described above. Following this review, the Compensation Committee determined that an adjustment was necessary and appropriate only in the case of Ms. King to maintain the competitiveness of her target total cash compensation and decided to increase her base salary compared to her 2020 level, effective as of January 1, 2021.

In February 2021, our Board of Directors determined that no adjustment was necessary or appropriate with respect to Mr. Mandia’s base salary.

In April 2021, our Board of Directors approved the base salary for Mr. Watters in connection with his appointment as President and Chief Operating Officer.

The ending base salaries of our Named Executive Officers for 2021 compared to 2020 levels were as follows:

Named Executive Officer	Ending 2020 Base Salary	Ending 2021 Base Salary	Amount Increase	Percentage Increase
Mr. Bailey	$400,000	$400,000	-	-
Ms. King	$395,000	$405,000	$10,000	2.5%
Mr. Mandia	$440,000	$440,000	-	-
Mr. Robbins	$475,000	$475,000	-	-
Mr. Verdecanna	$410,000	$410,000	-	-
Mr. Watters(1)	$-	$600,000	-	-

(1)	Mr. Watters received a base salary in connection with his appointment as President and Chief Operating Officer. Prior to that appointment, he served as a consultant and was not eligible for a base salary.

The base salaries earned by our Named Executive Officers for 2021 are set forth in the “Summary Compensation Table for Fiscal Year 2021” below.

Annual Cash Incentive Compensation - Overview

We use annual cash incentive compensation paid under our Employee Incentive Plan (the “Incentive Plan”) to motivate our executive officers, including our Named Executive Officers, and other designated employees to achieve our short-term financial and operational objectives while making progress towards our longer-term growth and other goals. Consistent with our executive compensation philosophy, this annual cash incentive compensation is intended to help us deliver a competitive total direct compensation opportunity to our executive officers.

Under the Incentive Plan, the Compensation Committee or our Board of Directors establishes annual performance measures and related target levels applicable to any cash incentive compensation opportunity under the Incentive Plan each year. Performance objectives that involve our financial results may be determined in accordance with GAAP or may consist of non-GAAP financial measures, and any actual results may be adjusted by the Compensation Committee or our Board of Directors for one-time items or unbudgeted or unexpected items when determining whether the performance objectives have been met. Individual performance objectives may be established on the basis of any factors the Compensation Committee or our Board of Directors determines relevant, and may be adjusted on an individual, divisional, business unit, or Company-wide basis. The performance objectives may differ from participant to participant and from cash incentive compensation opportunity to cash incentive compensation opportunity.

The Compensation Committee or our Board of Directors may, in its sole discretion and at any time, increase, reduce, or eliminate a participant’s actual cash payment, and/or increase, reduce, or eliminate the amount of cash allocated for a particular performance period. The actual cash payment may be below, at, or above a participant’s target cash incentive compensation opportunity, in the Compensation Committee’s or our Board of Directors’ sole discretion. The Compensation Committee or our Board of Directors may determine the amount of any reduction or increase on the basis of such factors as it deems relevant, and it is not required to establish any allocation or weighting with respect to the factors it considers. Actual cash incentive compensation is paid only after it is earned.

The Compensation Committee and our Board of Directors have the authority to amend, alter, suspend, or terminate annual performance measures and related target levels, provided that such action does not impair the existing rights of any participant with respect to any earned cash incentive compensation.

Target Cash Incentive Compensation Opportunities

The Compensation Committee or our Board of Directors reviews the performance of each executive officer, including each of our Named Executive Officers, relative to his or her target cash incentive compensation opportunity objectives at its regularly scheduled first quarter meeting. Based on this review, the Compensation Committee (with respect to each executive officer other than our CEO) or our Board of Directors determines and approves the cash payment for each of our eligible executive officers.

In January 2021, the Compensation Committee reviewed the annual target cash incentive compensation opportunities of our executive officers, taking into consideration the recommendations of our CEO (except with respect to his own annual target cash incentive compensation opportunity), as well as the other factors described above. Following its review, the Compensation Committee determined that an adjustment was necessary and appropriate only in the case of Ms. King to maintain the competitiveness of her target total cash compensation and decided to increase her annual target cash incentive compensation opportunity compared to her 2020 level, effective as of January 1, 2021.

Additionally, in January 2021, under the terms of the Incentive Plan, the Compensation Committee proposed, and in February 2021 our Board of Directors approved, annual performance measures and related target levels for potential 2021 cash incentive compensation for our executive officers (the “2021 Incentive Compensation Plan”). The 2021 Incentive Compensation Plan provided the eligible executive officers with an opportunity to receive cash incentive compensation in February 2022, subject to the achievement of corporate and individual performance objectives in 2021. As described in more detail below, as a result of our divestiture of the FireEye Products business in 2021, our Board of Directors revised the annual performance measures and related target levels under our 2021 Incentive Compensation Plan for 2021 cash incentive compensation.

In February 2021, our Board of Directors determined that no adjustment was necessary or appropriate with respect to Mr. Mandia’s annual target total cash incentive compensation opportunity.

In April 2021, our Board of Directors approved an annual target cash incentive compensation opportunity for Mr. Watters in connection with his appointment as President and Chief Operating Officer.

The annual target cash incentive compensation opportunities of our Named Executive Officers under the 2020 Incentive Compensation Plan were as follows:

Named Executive Officer	2020 Target Cash Incentive Compensation Opportunity	2021 Target Cash Incentive Compensation Opportunity	Amount Increase	Percentage Increase	2021 Target Cash Incentive Compensation Opportunity (as a percentage of ending 2021 annual base salary)
Mr. Bailey	$225,000	$225,000	-	-	56%
Ms. King	$197,500	$202,500	$5,000	2.5%	50%
Mr. Mandia	$440,000	$440,000	-	-	100%
Mr. Robbins	$380,000	$380,000	-	-	80%
Mr. Verdecanna	$246,000	$246,000	-	-	60%
Mr. Watters(1)	$-	$600,000	-	-	100%

(1)	Mr. Watters received an annual target cash incentive compensation opportunity in connection with his appointment as President and Chief Operating Officer. Prior to that appointment, he served as a consultant and was not eligible for annual target cash incentive compensation.

Short-Term Incentive Compensation

Weighting of Target Cash Incentive Compensation Opportunities

Under the 2021 Incentive Compensation Plan, the target cash incentive compensation opportunities of our Named Executive Officers were weighted 70% to corporate performance objectives and 30% to individual performance objectives.

The Compensation Committee determined these allocations to be appropriate to focus our executive officers on our short-term financial objectives as reflected in our annual operating plan while, at the same time, recognizing their contributions to the achievement of these objectives and the successful execution of their individual roles and responsibilities.

Corporate Performance Objectives

For 2021, the Compensation Committee selected ARR and free cash flow as the corporate performance measures for the 2021 Incentive Compensation Plan.(1) The Compensation Committee removed revenue as one of the corporate performance measures, since it added revenue as a corporate performance measure for the performance-based equity awards granted in 2021. The Compensation Committee believed ARR and free cash flow performance measures were appropriate for our business because they provided a balance between recurring revenue, generating cash and growing our business, which it believes directly influences long-term stockholder value. At the same time, for both of these measures, the Compensation Committee established target performance levels that it believed would be challenging, but attainable, through the successful execution of our annual operating plan.

In January 2021, the Compensation Committee designed, and in February 2021 our Board of Directors approved, the corporate performance measures under the 2021 Incentive Compensation Plan based on ARR and free cash flow and weighted the two measures equally and the Compensation Committee established the target levels for the two corporate performance measures.

Under the 2021 Incentive Compensation Plan, our Board of Directors or Compensation Committee could adjust the target or achievement levels for each corporate performance measure in the event a merger, acquisition or other unforeseeable future event occurred. In February 2022, our Board of Directors exercised such authority and adjusted the 2021 corporate performance measures targets, payout tables and calculation methodologies used for determining payouts under the 2021 Incentive Compensation Plan because, as a result of the divestiture of the FireEye Products business that closed on October 8, 2021, we did not have a full quarter of financial results for the FireEye Products business during Q4 2021 and we incurred divestiture costs which reduced our 2021 financial results, and therefore the individuals under the 2021 Incentive Compensation tied to our 2021 financial performance would be penalized unless the targets, payout tables and calculation methodologies were adjusted to take into account the divestiture.

(1)	Free cash flow is a non-GAAP financial measure we define as net cash used in operating activities, the most directly comparable GAAP financial measure, less purchases of property and equipment.

Following the decision of our Board of Directors to adjust the corporate performance measures targets, for the portion of the payout under the 2021 Incentive Compensation Plan tied to our 2021 annual recurring revenue, the payout percentages were determined by (i) measuring our consolidated annual recurring revenue for the FireEye Products business and Mandiant Solutions business for Q1 2021, Q2 2021 and Q3 2021 (the “Q1-Q3 2021 Consolidated ARR”) against the target of $696.9 million in our 2021 annual operating plan for such combined businesses in such period to obtain the achievement percentage, then determining the applicable payout percentage associated with such achievement percentage pursuant to the annual recurring revenue payout table under the 2021 Cash Incentive Plan approved in February 2021, (ii) measuring our annual recurring revenue for the Mandiant Solutions business for Q4 2021 (“Q4 2021 Solutions ARR”) against the target of $303.9 million in our 2021 annual operating plan for such business in Q4 2021 to obtain the achievement percentage, then determining the applicable payout percentage associated with such achievement percentage pursuant to the existing annual recurring revenue payout table under the 2021 Incentive Compensation Plan, and (iii) calculating the resulting total blended payout percentage for the annual recurring revenue performance measure under the 2021 Incentive Compensation Plan by taking three quarters, or 75%, of the payout percentage for Q1-Q3 2021 Consolidated ARR, plus one quarter, or 25%, of the payout percentage for Q4 2021 Solutions ARR. For the portion of the payout under the 2021 Incentive Compensation Plan tied to our 2021 free cash flow, the payout percentage were determined by (i) measuring our consolidated free cash flow for the FireEye Products business and Mandiant Solutions business for Q1 2021, Q2 2021 and Q3 2021 (the “Q1-Q3 2021 Consolidated FCF”) against the target of $6 million in our 2021 annual operating plan for such businesses in such period to obtain the achievement percentage, then determining the applicable payout percentage associated with such achievement percentage pursuant to the existing free cash flow payout table under the 2021 Cash Incentive Plan, (ii) measuring our free cash flow for the Mandiant Solutions business for Q4 2021 (“Q4 2021 Solutions FCF”), plus the costs of our divestiture of the FireEye Products business that reduced Q4 2021 Solutions FCF, against the target of $39 million (which represented the portion of the consolidated $75.7 million target in our 2021 annual operating plan determined by our Board of Directors to be allocated to such business in Q4 2021) to obtain the achievement percentage, then determining the applicable payout percentage associated with such achievement percentage pursuant to the existing free cash flow payout table under the 2021 Incentive Compensation Plan, and (iii) calculating the resulting total blended payout percentage for the free cash flow performance measure under the 2021 Cash Incentive Plan by taking three quarters, or 75%, of the payout percentage for Q1-Q3 2021 Consolidated FCF, plus one quarter, or 25%, of the payout percentage for Q4 2021 Solutions FCF.

The weightings, initial and updated target levels for the corporate performance measures under the 2021 Incentive Compensation Plan were as follows:

Performance Measure	Initial Fiscal 2021 Target Level	Updated Fiscal 2021 Target Level	Percentage of 2020 Target Cash Incentive Compensation Opportunity
Annualized Recurring Revenue	$736.56 million	Q1-Q3 2021 Consolidated ARR: $696.9 million Q4 2021 Solutions ARR: $303.9 million	35%
Free cash flow	$81.68 million	Q1-Q3 2021 Consolidated FCF: $6 million Q4 2021 Solutions FCF: $39 million	35%

The actual cash payment with respect to each measure was to be determined independently, in accordance with the payout schedule for the measure. In February 2021, our Board of Directors established the target levels and payout schedules for the two corporate performance measures. In February 2022, in connection with updating the target level for the two corporate performance measures, our Board of Directors revised the target levels but not the payout structures for the two corporate performance measures. The payout schedules (each a “2021 Incentive Compensation Plan Payout Schedule”) are as follows:

Achievement Level of 2021 ARR	Payment Factor
105% or greater	150%
At least 101% but less than 105%	10:1 Addition from 101% to 105% achievement
At least 96% through 100%	10:1 Addition from 96% to 100% achievement
95%	50%
Less than 95%	0%

Achievement Level of 2021 Free Cash Flow	Payment Factor
150% or greater	150%
At least 101% but less than 150%	1:1 Addition from 101% to 150% achievement
At least 51% through 100%	1:1 Addition from 51% to 100% achievement
50%	50%
Less than 50%	0%

Individual Performance Objectives

In addition to the corporate performance objectives, the annual cash incentive compensation for our executive officers was also based on each executive officer’s achievement against his or her individual performance objectives. The individual performance objectives for our Named Executive Officers were established by the Compensation Committee in discussions with our CEO (except with respect to his own individual performance objectives). The individual performance objectives could be quantitative or qualitative goals, depending on the organizational priorities for a given year, and typically focused on key departmental or operational objectives or functions. Most of these objectives were intended to provide a set of common goals that facilitated collaborative management and engagement, although our executive officers could also be assigned individual goals. These objectives set expectations for what our Chief Executive Officer and the Compensation Committee anticipated would be the means by which the individual component of cash incentive compensation were determined. In all cases, the individual performance objectives were intended to be challenging, but attainable, and designed to produce annual cash incentive payments that reflect meaningful performance requirements.

The individual performance objectives for our Named Executive Officers under the 2021 Incentive Compensation Plan were established at the beginning of 2021, were qualitative in nature and were closely linked to their roles at the time.

•	Mr. Bailey: Mr. Bailey’s specific goals included business strategy activities, and leading our transformational initiatives.

•	Ms. King: Ms. King’s specific goals included managing our privacy function, supporting our mergers and acquisition activity, managing our equity program, managing the legal function with respect to commercial, employment, IP, corporate and securities matters, and managing our government affairs function.

•	Mr. Mandia: Mr. Mandia’s specific goals included customer engagement activities, participating in media and press engagements, providing product strategy and vision overall, and other goals related to achieving our externally-communicated financial targets.

•	Mr. Robbins: Mr. Robbins’ specific goals included driving our global sales efforts, managing our sales, marketing and products functions, assisting with business planning activities, and customer engagement activities.

•	Mr. Verdecanna: Mr. Verdecanna’s specific goals included business planning activities, public financial reporting activities, investor relations activities, supporting our mergers and acquisition activity, and identifying additional opportunities for corporate performance optimization.

•	Mr. Watters: Mr. Watters’ specific goals included business planning activities, supporting our transformational initiatives, and identifying additional opportunities for corporate performance optimization.

The evaluation of our CEO under the 2021 Incentive Compensation Plan was based on an assessment by our Board of Directors (with our CEO not present at the meeting) against his individual performance objectives for the year. The evaluation of each of our other executive officers under the 2021 Incentive Compensation Plan was based on an assessment by our CEO against their respective individual performance objectives for the year and his desire to use the individual performance measure as a mechanism to limit the overall payout amounts given our above-target achievement of the corporate performance objectives for the year. Because our CEO is closest to the performance of the other executive officers, he determined if the individual performance objectives were met, how they were met and whether there were other objectives that were more relevant indicators of performance for that individual. Our CEO then made his recommendations about achievement for the individual performance objectives to the Compensation Committee and our Board of Directors, which they then took into consideration. The Compensation Committee and our Board of Directors had complete discretion to accept our CEO’s recommendation, or to increase, reduce, or eliminate this aspect of an executive officer’s cash incentive compensation based on any factors they deemed relevant.

In February 2022, the level of achievement and payment associated with the individual performance objectives established for each executive officer (other than our CEO) were determined by our CEO and then submitted to the Compensation Committee and our Board of Directors for review and approval. Payments for the individual performance component of the 2021 Incentive Compensation Plan could be up to 150% of the portion of each executive officer’s target cash incentive compensation opportunity allocated to individual performance.

2021 Performance Results and Award Decisions

In February 2022, our Board of Directors (with our sole non-independent director not present at the meeting and therefore not voting) determined the levels of our achievement, and corresponding payout levels pursuant to the 2021 Incentive Compensation Plan Payout Schedules, with respect to the corporate performance objectives under the 2021 Incentive Compensation Plan, and approved the following payout levels:

Corporate Performance Objective	2021 Target Level	Actual 2021 Achievement	Corresponding Payout Level	Approved Blended Payout Level
Annualized Recurring Revenue	Q1-Q3 2021 Consolidated ARR: $696.9 million	Q1-Q3 2021 Consolidated ARR: $684 million	80%	60%
	Q4 2021 Solutions ARR: $303.9 million	Q4 2021 Solutions ARR: $278.8 million	0%
Free cash flow	Q1-Q3 2021 Consolidated FCF: $6 million	Q1-Q3 2021 Consolidated FCF: $72.8 million	150%	113%
	Q4 2021 Solutions FCF: $39 million	Q4 2021 Solutions FCF: ($27.5 million)(1)	0%

(1)	After adjusting for costs of our divestiture of the FireEye Products business that reduced free cash flow.

Also in February 2022, our Board of Directors determined (with our sole non-independent director not present at the meeting and therefore not voting) that the individual performance objectives had been attained at the following percentage levels:

Named Executive Officer	Individual Performance Objectives Attainment Level
Mr. Bailey	100%
Ms. King	100%
Mr. Mandia	95%
Mr. Robbins	100%
Mr. Verdecanna	100%
Mr. Watters	95%

Additionally, in February 2022, based on its review of our overall performance in 2021 against the corporate performance objectives and, to the extent applicable, the achievement of individual performance objectives of our Named Executive Officers as described above, our Board of Directors determined (with our sole non-independent director not present at the meeting and therefore not voting) to award cash payments under the 2021 Incentive Compensation Plan as follows to our Named Executive Officers:

Named Executive Officer	2021 Target Cash Incentive Compensation Opportunity	Amount Related to Corporate Financial Objectives	Amount Related to Individual Performance Objectives	Actual Cash Incentive Payment	Percentage of Target Cash Incentive Compensation Opportunity
Mr. Bailey	$225,000	$157,500	$67,500	$203,738	91%
Ms. King	$202,500	$141,750	$60,750	$183,364	91%
Mr. Mandia	$440,000	$308,000	$132,000	$391,820	89%
Mr. Robbins	$380,000	$266,000	$114,000	$344,090	91%
Mr. Verdecanna	$246,000	$172,200	$73,800	$222,753	91%
Mr. Watters(1)	$445,480	$311,836	$133,644	$396,699	89%

(1)	The payment to Mr. Watters was pro-rated to reflect his time of service in his current position.

The cash amounts paid to our Named Executive Officers under the 2021 Incentive Compensation Plan are set forth in the “Summary Compensation Table for Fiscal Year 2021” below under the heading “Non-Equity Incentive Plan Compensation.”

Discretionary Cash Bonus

In March 2021, at the request of our CEO, the Compensation Committee awarded a discretionary cash bonus to Ms. King in an amount of $50,000, payable to her in March 2021, in recognition of her exemplary individual performance supporting us with the security incident we announced in December 2020.

Long-Term Incentive Compensation

We believe that if our executive officers own shares of our common stock in amounts that are significant to them, they will have an incentive to act to maximize long-term stockholder value. As discussed in the section “Other Compensation Policies” below, we use stock ownership guidelines to complement our long-term incentive compensation arrangements, so our executive officers maintain a strong link to the interests of our stockholders and to the movements in our stock price. We also believe that long-term incentive compensation in the form of equity awards is an integral component of our efforts to attract and retain exceptional executive officers. In the past seven years, we have relied on RSU awards that may be settled for shares of our common stock and PSU awards pursuant to which shares of our common stock may be earned as the principal vehicles for delivering long-term incentive compensation opportunities to our executive officers. We believe this approach enables us to attract and retain key talent in our industry and aligns our executive team’s interests with the long-term interests of our stockholders.

Generally, in determining the size of the equity awards granted to our executive officers, the Compensation Committee or our Board of Directors, as applicable, takes into consideration the recommendations of our Chief Executive Officer (except with respect to his own equity awards), as well as the factors described above. The Compensation Committee or our Board of Directors, as applicable, also considers the dilutive effect of our long-term incentive compensation practices, and the overall impact that these equity awards, as well as awards to other employees, will have on stockholder value.

2021 Awards

In February 2021, our Board of Directors granted equity awards to our Named Executive Officers (other than Mr. Watters), in recognition of our achievements and their individual performance for 2020 and, in the case of our CEO, his continued effectiveness in overseeing the efforts of our executive officers to achieve our short-term and long-term business objectives. In determining the amount of the equity awards for our Named Executive Officers (other than our CEO and Mr. Watters), our Board of Directors took into consideration the recommendations of our CEO, as well as the factors described above. With respect to the equity awards for our CEO, our Board of Directors took into consideration the factors described above and determined that, given his responsibilities and importance to us, our CEO’s equity awards should be larger than the awards of the other executive officers to reflect his greater role and responsibilities. Our Board of Directors also considered the existing equity holdings of our Named Executive Officers, including the current economic value of their unvested equity awards and the ability of these unvested holdings to satisfy our retention objectives.

In April 2021, the Compensation Committee granted equity awards to Mr. Watters in connection with his appointment as our President and Chief Operating Officer.

The equity awards granted to our Named Executive Officers in February 2021 and April 2021 consisted of both RSU and PSU awards, and the total number of shares of our common stock underlying all of the RSU awards and the target and maximum number of shares of our common stock underlying all of the PSU awards granted in 2021 were as follows:

		RSU Awards	PSU Awards
Named Executive Officer	Month Award Granted	Number of Shares	Target Number of Shares under PSU Awards		Maximum Number of Shares (assuming overachievement)
Mr. Bailey	February 2021	80,000	80,000		120,000
Ms. King	February 2021	57,500	57,500		86,250
Mr. Mandia	February 2021	160,000	160,000		240,000
Mr. Robbins	February 2021	80,000	80,000		120,000
Mr. Verdecanna	February 2021	80,000	80,000		120,000
Mr. Watters	April 2021	225,000	225,000 300,000	(1) (2)	337,500 300,000

(1)	This PSU award is described in more detail below as the “Revenue and Operating Income PSU Award”.

(2)	This PSU award is described in more detail below as the “Stock Price PSU Award”.

--      Details of 2021 Awards Granted to Named Executive Officers (other than Mr. Watters)

The RSU awards granted to our Named Executive Officers (other than Mr. Watters) in 2021 were subject to a time-based vesting requirement. Pursuant to this vesting requirement, the shares of our common stock subject to the RSU awards will vest quarterly in 16 generally equal installments, with the first vesting date on May 15, 2021, in each case subject to the executive officer’s continued service with us through the applicable vesting date.

The PSU awards granted to our Named Executive Officers (other than Mr. Watters) in 2021 were subject to both performance conditions and time-based vesting requirements, and had three components:

•	40% of the target number of shares of our common stock that could be earned under each PSU award was based on our revenue performance over three separate consecutive annual performance periods (e.g., for the 40% portion, 1/3 was tied to 2021 performance, 1/3 was tied to 2022 performance and 1/3 was tied to 2023 performance), with any shares earned for a performance period vesting in the February following the completion of that performance period (so that the 40% portion, to the extent earned, will vest 1/3 per year), subject to the executive officer’s continued service with us through the applicable vesting date.

•	40% of the target number of shares of our common stock that could be earned under each PSU award was based on our non-GAAP operating income performance over three separate consecutive annual performance periods (e.g., for the 40% portion, 1/3 was tied to 2021 performance, 1/3 was tied to 2022 performance and 1/3 was tied to 2023 performance), with any shares earned for a performance period vesting in the February following the completion of that performance period and determination of the performance results by the Compensation Committee (so that the 40% portion, to the extent earned, will vest 1/3 per year), subject to the executive officer’s continued service with us through the applicable vesting date.

•	20% of the target number of shares of our common stock that could be earned under each PSU award was based on a relative Total Shareholder Return (“rTSR”) performance measure. The rTSR measure is based on our stock performance relative to the stock performance of companies in the Russell 2000 Index over a three-year performance period (2021-2023). Any shares earned will vest shortly after the completion of the performance period (so that the 20% portion, to the extent earned, will vest on February 2024), subject to the executive officer’s continued service with us through the vesting date.

The following table summarizes the performance measures and related target share percentages by performance period underlying the PSU awards granted to our Named Executive Officers (other than Mr. Watters) in 2021:

Performance Measure	Target Number of Shares under PSU Awards Tied to 2021 Performance	Target Number of Shares under PSU Awards Tied to 2022 Performance	Target Number of Shares under PSU Awards Tied to 2023 Performance	Target Number of Shares under PSU Awards Tied to rTSR for 2021-2023	Total
Revenue	13 1/3%	13 1/3%	13 1/3%	-	40%
Non-GAAP operating income(1)	13 1/3%	13 1/3%	13 1/3%	-	40%
Relative Total Shareholder Return	-	-	-	20%	20%
Total	26 2/3%	26 2/3%	26 2/3%	20%	100%

Pursuant to the performance conditions under each PSU award granted to our Named Executive Officers (other than Mr. Watters) in 2021, the number of shares of our common stock that could be earned with respect to a performance measure for a performance year or three-year performance period, as applicable, was based on pre-established threshold, target, and maximum performance levels for such performance measure for such performance year or three-year performance period, as applicable.

(1)	We define non-GAAP operating income (loss) as operating income (loss) excluding stock-based compensation expense, amortization of stock-based compensation expense capitalized in software development costs, amortization of intangible assets, acquisition-related expenses, transformation and transition expense, restructuring charges, and other special or non-recurring items.

The PSU awards granted to our Named Executive Officers (other than Mr. Watters) in 2021 provided that, for the performance period commencing on January 1, 2021 and ending on December 31, 2021, the number of shares of our common stock earned with respect to the 2021 revenue performance measure or the 2021 non-GAAP operating income performance measure would be determined independently, in accordance with the following payout schedules (the “2021 PSU Payout Schedules”):

Achievement Level of 2021 Revenue	Payment Factor
105% or greater	150%
At least 101% but less than 105%	10:1 Addition from 101% to 105% achievement
At least 96% through 100%	10:1 Addition from 96% to 100% achievement
95%	50%
Less than 95%	0%

Achievement Level of 2021 Non-GAAP Operating Income	Payment Factor
150% or greater	150%
At least 101% but less than 150%	1:1 Addition from 101% to 150% achievement
At least 76% through 100%	2:1 Addition from 76% to 100% achievement
At least 51% through 75%	1:1 Addition from 51% to 75% achievement
50%	25%
Less than 50%	0%

In March 2021, the Compensation Committee established the following target achievement levels (the “2021 PSU Target Achievement Levels”) for the 2021 performance measures under the PSU award granted to our Named Executive Officers (other than Mr. Watters):

2021 Performance Measure	Fiscal 2021 Target Achievement Level
Revenue	$1,032,626,000
Non-GAAP operating income	$105,000,000

The PSU awards granted to our Named Executive Officers (other than Mr. Watters) in 2021 further provided that, for the three-year performance period commencing on January 1, 2021 and ending on December 31, 2023, the number of shares of our common stock earned with respect to the rTSR performance measure would be determined independently, in accordance with the following payout schedule (the “rTSR Payout Schedule”):

3-Year (2021-2023) rTSR Performance Relative to Indexed Companies	Payment Factor*
At or above 75th percentile	150%
55th percentile	100%
At or below 25th percentile	0%

*	Payment factor is capped at 100% if rTSR is negative. Payment factor with respect to achievement between percentile thresholds is determined based on linear interpolation.

--      Details of 2021 Awards Granted to Mr. Watters

The RSU award granted to Mr. Watters in April 2021 was subject to a time-based vesting requirement. Pursuant to this vesting requirement, one-fourth of the shares of our common stock subject to the RSU award vested on February 15, 2022, and the remaining shares subject to the RSU award will vest quarterly thereafter in 12 generally equal installments, in each case subject to Mr. Watters’ continued service with us through the applicable vesting date.

The PSU awards granted to Mr. Watters in April 2021 were subject to both performance conditions and time-based vesting requirements, and had four components:

•	50% of the target number of shares of our common stock that could be earned under the Revenue and Operating Income PSU Award was based on our revenue performance over three separate consecutive annual performance periods (e.g., for the 50% portion, 1/3 was tied to 2021 performance, 1/3 was tied to 2022 performance, and 1/3 was tied to 2023 performance), with any shares earned for a performance period vesting in the February following the completion of that performance period (so that the 50% portion, to the extent earned, will vest 1/3 per year), subject to Mr. Watters’ continued service with us through the applicable vesting date.

•	50% of the target number of shares of our common stock that could be earned under the Revenue and Operating Income PSU Award was based on our non-GAAP operating income performance over three separate consecutive annual performance periods (e.g., for the 50% portion, 1/3 was tied to 2021 performance, 1/3 was tied to 2022 performance, and 1/3 was tied to 2023 performance), with any shares earned for a performance period vesting in the February following the completion of that performance period and determination of the performance results by the Compensation Committee (so that the 50% portion, to the extent earned, will vest 1/3 per year), subject to Mr. Watters’ continued service with us through the applicable vesting date.

•	100% of the target number of shares of our common stock that could be earned under the Stock Price PSU Award was based on our achievement of four specified prices per share (e.g. 1/3 was tied to our attainment of a 30-day average stock price of $25, 1/3 was tied to our attainment of a 10-day average stock price of $30, 1/6 was tied to our attainment of a 10-day average stock price of $35, and 1/6 was tied to our attainment of a 10-day average stock price of $40), with any shares earned with respect to a specified price per share vesting upon achievement.

The Revenue and Operating Income PSU Award provided that, for the performance period commencing on January 1, 2021 and ending on December 31, 2021, the number of shares of our common stock earned with respect to the 2021 revenue performance measure or the 2021 non-GAAP operating income performance measure would be determined independently, in accordance with the 2021 PSU Payout Schedules and measured against the 2021 PSU Target Achievement Levels.

--      Payout of 2021 PSU Awards for 2021 Performance

In February 2022, our Board of Directors adjusted the revenue and non-GAAP operating income targets, payout tables and calculation methodologies used for determining payouts under all PSU awards eligible to be earned with respect to 2022 because, as a result of the divestiture of the FireEye Products business that closed on October 8, 2021, we did not have a full quarter of financial results for the FireEye Products business during Q4 2021 and we incurred divestiture costs which reduced our 2021 financial results, and therefore the individuals holding PSU awards tied to our 2021 financial performance would be penalized unless the targets, payout tables and calculation methodologies were adjusted to take into account the divestiture.

Following the decision of our Board of Directors to adjust the corporate performance measures targets, for the portion of the payout under the PSU awards tied to our 2021 revenue, the payout percentage was determined by (i) measuring our consolidated revenue for the FireEye Products business and Mandiant Solutions business for Q1 2021, Q2 2021 and Q3 2021 (“Q1-Q3 2021 Consolidated Revenue”), plus our revenue for the Mandiant Solutions business for Q4 2021 (“Q4 2021 Solutions Revenue”) against the target of $892 million (derived from the target of $750.4 million in our 2021 annual operating plan for such combined businesses for Q1-Q3 2021 plus the target of $141.6 million in our 2021 annual operating plan for the Mandiant Solutions businesses for Q4 2021) to obtain the achievement percentage and (ii) taking the applicable payout percentage associated with such achievement percentage pursuant to the existing revenue payout table under such PSUs as the payout percentage for the 2021 revenue performance measure. For the portion of the payout under the PSUs tied to our 2021 non-GAAP operating income, the payout was determined by (i) measuring our consolidated non-GAAP operating income for the FireEye Products business and Mandiant Solutions business for Q1 2021, Q2 2021 and Q3 2021 (“Q1-Q3 2021 Consolidated Non-GAAP Operating Income”), plus our non-GAAP operating income for the Mandiant Solutions business for Q4 2021 (“Q4 2021 Solutions Non-GAAP Operating Income”), plus the costs of our divestiture of the FireEye Products business that reduced Q1-Q3 2021 Consolidated Non-GAAP Operating Income and Q4 2021 Solutions Non-GAAP Operating Income, against the target of $72.2 million (derived from the target of $64.5 million in our 2021 annual operating plan for such combined businesses for Q1-Q3 2021 plus the target of $7.7 million in our 2021 annual operating plan for the Mandiant Solutions businesses for Q4 2021) to obtain the achievement percentage and (ii) taking the applicable payout percentage associated with such achievement percentage pursuant to the existing non-GAAP operating income payout table under such PSUs as the payout percentage for the 2021 non-GAAP operating income performance measure. The adjusted methodology is referred to below as the “Adjusted PSU Methodology”.

In February 2022, our Board of Directors determined that, based on the Adjusted PSU Methodology, the Q1-Q3 2021 Consolidated Revenue was achieved at $749.1 million and the Q4 2021 Solutions Revenue was achieved at $132.9 million, equating to 90% of the target number of shares of our common stock being earned pursuant to the performance requirements for the portions of the 2021 PSU awards tied to 2021 revenue performance. Our Board of Directors also determined that, based on the Adjusted PSU Methodology, the Q1-Q3 2021 Consolidated Non-GAAP Operating Income was achieved at $70.1 million, the Q4 2021 Solutions Non-GAAP Operating Income was achieved at negative $22.1 million, and the costs of our divestiture of the FireEye Products business that reduced Q1-Q3 2021 Consolidated Non-GAAP Operating Income and Q4 2021 Solutions Non-GAAP Operating Income was $40.6 million, equating to 123% of the target number of shares of our common stock being earned pursuant to the performance requirements for the portions of the 2021 PSU awards tied to 2021 non-GAAP operating income performance. These achievement levels are described below as the “Adjusted PSU Achievement”. The blended payout for both measures represented 106.5% of the target number of shares of our common stock under such portions of the PSU awards being earned.

The following table sets forth the number of shares earned and approved for settlement and release for the portion of the PSU awards granted in 2021 to our Named Executive Officers that were tied to 2021 performance:

Named Executive Officer	Month Award Granted	Target Number of Shares under 2021 PSU Awards Tied to 2021 Revenue Performance and 2020 Non-GAAP Operating Income Performance	Approved Payout Level for 2021 PSU Awards Tied to 2021 Revenue Performance and 2021 Non-GAAP Operating Income Performance	Actual Number of Shares Approved for Release under 2021 PSU Awards Tied to 2021 Revenue Performance and 2021 Non-GAAP Operating Income Performance
Mr. Bailey	February 2021	21,332	106.5%	22,718
Ms. King	February 2021	15,332	106.5%	16,328
Mr. Mandia	February 2021	42,666	106.5%	45,438
Mr. Robbins	February 2021	21,332	106.5%	22,718
Mr. Verdecanna	February 2021	21,332	106.5%	22,718
Mr. Watters	April 2021	75,000	106.5%	79,875

The equity awards granted in 2021 to our Named Executive Officers are set forth in the “Summary Compensation Table for Fiscal Year 2021” and the “Grants of Plan-Based Awards Table for Fiscal Year 2021” below.

2020 PSU Awards

In 2020, our Board of Directors granted PSU awards to our Named Executive Officers. Pursuant to the performance condition under each 2020 PSU award (other than the 2020 PSU award granted to Mr. Bailey), 62.5% of the number of shares of our common stock that could be earned for the 2021 performance year was based on pre-established threshold, target, and maximum performance levels for our billings in 2021, and 37.5% of the number of shares of our common stock that could be earned for the 2020 performance year was based on pre-established threshold, target, and maximum performance levels for our non-GAAP operating income in 2021. Pursuant to the performance condition under the 2020 PSU award granted to Mr. Bailey, 50% of the number of shares of our common stock that could be earned for the 2021 performance year was based on pre-established threshold, target, and maximum performance levels for our billings in 2021, and 50% of the number of shares of our common stock that could be earned for the 2021 performance year was based on pre-established threshold, target, and maximum performance levels for our non-GAAP operating income in 2021. Mr. Watters was also granted a 2019 PSU award, but that award was forfeited by him when he departed the Company in April 2020. As noted above, he later rejoined us in April 2021. In January 2021, our Compensation Committee amended the outstanding 2020 PSU awards so that the performance condition related to billings was replaced with a revenue performance condition.

Each 2020 PSU award provided that, for the 2021 performance year, the number of shares earned would be determined in accordance with the 2021 PSU payout schedules and measured against the 2021 PSU target achievement levels. Pursuant to the vesting requirement, the 2020 PSU award provided that the shares earned for the 2021 performance year would vest in February 2022, subject to the applicable executive officer’s continued service with us through the vesting date.

In February 2022, our Board of Directors determined, based on the Adjusted PSU Methodology, that achievement of the revenue and non-GAAP operating income performance measures under the 2020 PSU awards had been obtained at the Adjusted PSU Achievement. The blended payout for both measures represented 106.5% of the target number of shares of our common stock under such portions of the PSU awards being earned.

The following table sets forth the number of shares earned and approved for settlement and release for the portion of the PSU awards granted in 2020 to our Named Executive Officers that were tied to 2021 performance:

Named Executive Officer	Target Number of Shares under 2020 PSU Awards Tied to 2021 Revenue Performance and 2021 Non-GAAP Operating Income Performance	Approved Payout Level for 2020 PSU Awards Tied to 2021 Revenue Performance and 2021 Non-GAAP Operating Income Performance	Actual Number of Shares Approved for Release under 2020 PSU Awards Tied to 2021 Revenue Performance and 2021 Non-GAAP Operating Income Performance
Mr. Bailey	25,000	106.5%	26,625
Ms. King	16,667	106.5%	17,062
Mr. Mandia	53,333	106.5%	54,599
Mr. Robbins	40,000	106.5%	40,949
Mr. Verdecanna	23,333	106.5%	23,886

2019 PSU Awards

In February 2019, our Board of Directors granted PSU awards to our Named Executive Officers (other than Mr. Bailey, who was not an employee at the time). Pursuant to the performance condition under each 2019 PSU award, 17% of the number of shares of our common stock originally subject to the award could be earned for the 2021 performance year based on pre-established threshold, target, and maximum performance levels for our billings in 2021, 10% of the number of shares of our common stock originally subject to the award could be earned for the 2021 performance year based on pre-established threshold, target, and maximum performance levels for our non-GAAP operating income in 2021, and 20% of the number of shares of our common stock originally subject to the award could be earned for the 2019-2021 performance period based on pre-established threshold, target and maximum performance levels against our stock performance relative to the stock performance of companies in the Russell 2000 Index over such three-year performance period. Mr. Watters was also granted a 2020 PSU award, but that award was forfeited by him when he departed the Company in April 2020. As noted above, he later rejoined us in April 2021. In January 2021, our Compensation Committee amended the outstanding 2019 PSU awards so that the performance condition related to billings was replaced with a revenue performance condition.

Each 2019 PSU award provided that, for the 2021 performance year, the number of shares earned with respect to the revenue and non-GAAP operating income performance measures would be determined in accordance with the 2021 PSU payout schedules and measured against the 2021 PSU target achievement levels. Pursuant to the vesting requirement, the 2019 PSU award provided that the shares earned for the 2021 performance year with respect to the revenue and non-GAAP operating income performance measures would vest in February 2022, subject to the applicable executive officer’s continued service with us through the vesting date.

Each 2019 PSU award provided that, for the 2019-2021 performance years, the number of shares earned with respect to the rTSR performance measure, would be determined in accordance with the rTSR Payout Schedule and measured against the actual relative total shareholder return for such performance period. Pursuant to the vesting requirement, the 2019 PSU award provided that the shares earned for the rTSR measure would vest in February 2022, subject to the applicable executive officer’s continued service with us through the vesting date.

In February 2022, our Board of Directors determined, based on the Adjusted PSU Methodology, that achievement of the revenue and non-GAAP operating income performance measures under the 2019 PSU awards had been obtained at the Adjusted PSU Achievement. The blended payout for both measures represented 102.4% of the target number of shares of our common stock under such portions of the PSU awards being earned.

Our Board of Directors also determined that the 2019-2021 rTSR performance measure under the 2019 PSU awards was achieved at the 32.11th percentile (determined by our absolute ranking among the peers for the rTSR measure being 1,149 out of 1,692, based on our actual total shareholder return being negative 2.46%), equating to 23.7% of the target number of shares of our common stock being earned pursuant to the performance requirements for the portions of the 2019 PSU awards tied to 2019-2021 rTSR performance.

The following table sets forth the number of shares earned and approved for settlement and release, and the corresponding number of shares cancelled, for the portion of the PSU awards granted in 2019 to our Named Executive Officers that were tied to 2021 performance:

Named Executive Officer	Target Number of Shares under 2019 PSU Awards Tied to 2021 Revenue Performance and 2021 Non-GAAP Operating Income Performance	Approved Payout Level for 2019 PSU Awards Tied to 2021 Revenue Performance and 2021 Non-GAAP Operating Income Performance	Actual Number of Shares Approved for Release under 2019 PSU Awards Tied to 2021 Revenue Performance and 2021 Non-GAAP Operating Income Performance
Ms. King	18,000	102.4%	18,427
Mr. Mandia	50,000	102.4%	51,187
Mr. Robbins	30,000	102.4%	30,712
Mr. Verdecanna	28,667	102.4%	29,347

The following table sets forth the number of shares earned and approved for settlement and release, and the corresponding number of shares cancelled, for the portion of the PSU awards granted in 2019 to our Named Executive Officers that were tied to rTSR performance for the 2019-2021 period:

Named Executive Officer	Target Number of Shares under 2019 PSU Awards Tied to 2019-2021 Total Shareholder Return Performance	Approved Payout Level for 2019 PSU Awards Tied to 2019-2021 Total Shareholder Return Performance	Actual Number of Shares Approved for Release under 2019 PSU Awards Tied to 2019-2021 Total Shareholder Return Performance
Ms. King	13,500	23.7%	3,199
Mr. Mandia	37,500	23.7%	8,887
Mr. Robbins	22,500	23.7%	5,332
Mr. Verdecanna	21,500	23.7%	5,095

Welfare and Health Benefits

We maintain a tax-qualified retirement plan (the “Mandiant 401(k) plan”) under Section 401(k) of the Internal Revenue Code (the “Code”) for our executive officers and other employees who satisfy certain eligibility requirements, including requirements relating to age and length of service. The Mandiant 401(k) plan provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. This plan is intended to qualify under Sections 401(a) and 501(a) of the Code so that contributions by employees to the plan, and income earned on plan contributions, are not taxable to employees until distributed from the plan. In addition, all contributions are deductible by us when made.

All participants’ interests in their deferrals are 100% vested when contributed under the Mandiant 401(k) plan. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. In 2019, we made no matching contributions into the Mandiant 401(k) plan.

In addition, we provide other benefits to our executive officers on the same basis as all of our full-time employees. These benefits include health, dental and vision benefits, health and dependent care flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance, and basic life insurance coverage. We also provide flexible time off and other paid holidays to all employees, including our executive officers. We do not offer our employees a non-qualified deferred compensation plan or defined benefit pension plan.

We design our employee benefits programs to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices, the competitive market and our employees’ needs.

Perquisites and Other Personal Benefits

Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide perquisites to our executive officers, except in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make our executive officers more efficient and effective, for recruitment and retention purposes, or consistent with benefits provided to our other full-time employees. For example, we may ask executive officers and their spouses to participate in our annual President’s Club events offered as rewards to certain other employees for excellent sales or other performance. We treat the expenses of spouses as taxable income to the executive officers. Because spousal participation is at our request and can be disruptive to other plans they may have, we provide a tax “gross up” payment on that imputed income.

In the future, we may provide perquisites or other personal benefits to our executive officers in limited circumstances, such as where we believe it is appropriate to assist an individual executive officer in the performance of his or her duties, to make our executive officers more efficient and effective, for recruitment, motivation or retention purposes, or consistent with benefits provided to our other full-time employees. We do not expect that these perquisites or other personal benefits will be a significant aspect of our executive compensation program. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the Compensation Committee.

Employment Arrangements

We have entered into written employment offer letters with each of our Named Executive Officers. Each of these arrangements was approved on our behalf by our Board of Directors or the Compensation Committee, as applicable. We believe that these arrangements were appropriate to induce these individuals to forego other employment opportunities or leave their current employer for the uncertainty of a demanding position in a new and unfamiliar organization.

In filling these executive positions, our Board of Directors or the Compensation Committee, as applicable, was aware that it would be necessary to recruit candidates with the requisite experience and skills to manage a growing business in a dynamic and ever-changing industry. Accordingly, it recognized that it would need to develop competitive compensation packages to attract qualified candidates in a highly-competitive labor market. At the same time, our Board of Directors or the Compensation Committee, as applicable, was sensitive to the need to integrate new executive officers into the executive compensation structure that it was seeking to develop, balancing both competitive and internal equity considerations.

Each of these employment offer letters provides for “at will” employment and sets forth the initial compensation arrangements for our Named Executive Officer, including an initial base salary, an annual target cash incentive compensation opportunity, and, in some instances, a recommendation for an equity award.

Post-Employment Compensation

Prior to July 2013, the employment offer letters that we entered into with certain of our executive officers provided for certain payments and benefits in the event of their termination of employment under specified circumstances, including following a change in control of the Company. We believed that these arrangements were significant factors in the recruitment of these executive officers and would help these individuals maintain continued focus and dedication to their responsibilities to help maximize stockholder value if there was a potential transaction that could involve a change in control of the Company.

In July 2013, the Compensation Committee adopted a Change of Control Severance Policy for Officers (the “Severance Policy”), a standardized approach for the payment of severance and change in control benefits to our executive officers. Under the Severance Policy, the rights of our executive officers upon an involuntary termination of employment, including an involuntary termination of employment following a change in control of the Company, were established on a uniform basis. In addition, the post-employment compensation and benefits of our executive officers were established separately from their other compensation elements. The Severance Policy is applicable to all new executive officers hired since July 2013. In addition, our executive officers were given the opportunity to waive the existing severance and change in control protections in their employment offer letters in favor of the Severance Policy. Ms. King, our only Named Executive Officer who was an executive officer at July 2013, agreed to relinquish the severance payments and benefits otherwise provided in her employment offer letter in exchange for eligibility to receive payments and benefits under the Severance Policy.

We believe the Severance Policy serves several objectives. First, it eliminates the need to negotiate separation payments and benefits on a case-by-case basis. It also helps assure an executive officer that his or her severance payments and benefits are comparable to those of other executive officers with similar levels of responsibility. Further, it acts as an incentive for our executive officers to remain employed and focused on their responsibilities during the threat or negotiation of a change-in-control transaction, which we believe will help preserve our value and the potential benefit to be received by our stockholders in any such transaction. Finally, the Severance Policy is easier for us to administer, as it requires less time and expense.

The Severance Policy contemplates that the payments and benefits in the event of a change in control of the Company are payable only upon a “double trigger”; that is, only following a change in control and a qualifying termination of employment, including a termination of employment without cause or a resignation for good reason, and in each case requires that the executive officer execute a general release of claims in favor of the Company. In addition, the Severance Policy provides payments and benefits to our executive officers for qualified terminations of employment unrelated to a change in control of the Company.

For a summary of the material terms and conditions of the Severance Policy, as well as an estimate of the potential payments and benefits that our Named Executive Officers would have been eligible to receive if a hypothetical change in control or other trigger event had occurred on December 31, 2021, see the sections titled “- Change of Control Severance Policy for Officers” and “- Potential Payments upon a Change of Control, upon Termination or upon Termination Following a Change of Control” below.

Other Compensation Policies

Stock Ownership Guidelines

We believe that stock ownership by our executive officers and the non-employee members of our Board of Directors is important to link the risks and rewards inherent in stock ownership of these individuals and our stockholders. Our Board of Directors has adopted formal stock ownership guidelines that require our executive officers and the non-employee members of our Board of Directors (other than the Series A Director, who does not receive compensation from the Company for his service on the Board of Directors) to own a minimum number of shares of our common stock. These mandatory ownership levels are intended to create a clear standard that ties a portion of these individuals’ economic interests to the performance of our stock price. Compliance is evaluated on an annual basis, as determined by the Compensation Committee, and not on an ongoing basis. Shares of our common stock underlying time-based RSU awards, shares of our common stock that have been earned under PSU awards, and the shares of our common stock subject to vested stock options (on a net exercise basis) count toward meeting the requirements. The current required ownership levels are as follows:

Individual Subject to Ownership Guidelines	Minimum Required Level of Stock Ownership
Chief Executive Officer	6x base salary
Other Executive Officers	1x base salary
Non-employee members of Board of Directors (other than the Series A Director)	3x annual retainer

During any year in which an individual’s required ownership level is not met, he or she is required to retain at least 50% of the net shares following the exercise of stock options, the vesting of RSU awards or the vesting of PSU awards until the required ownership level has been met. The guidelines provide thats in the event the annual retainer (or any portion thereof) is paid to a non-employee member of our Board of Directors in equity instead of cash, the annual retainer (or applicable portion thereof) means the grant date fair value of the annual equity award (or applicable portion thereof) for regular service on our Board of Directors.

In April 2022, the Compensation Committee evaluated executive officer and director compliance with the guidelines for 2021 and determined that our CEO, each of our other executive officers and six non-employee members of our Board of Directors had satisfied his or her required stock ownership level. Ms. Andrews, who is a non-employee member of our Board of Directors, is within a grace period, defined as five years from the date of first becoming subject to the guidelines, and, thus, is still in the process of satisfying her required stock ownership level. Mr. Patel is not subject to the stock ownership guidelines because he is the Series A Director and does not receive compensation from us for his service on our Board of Directors.

Clawback Policy

Our Board of Directors has adopted a clawback policy allowing it to require the repayment or forfeiture of all or part of any performance-based cash incentive compensation, performance-based equity award or other performance-based award paid or granted to our executive officers where the payment, grant or vesting of such compensation or award was based on the achievement of financial results that were subsequently the subject of a financial restatement and where the restatement was intended to correct the result of fraud or intentional misconduct. This policy only applies to current and former executive officers subject to the reporting requirements of Section 16 of the Exchange Act who were involved in the fraud or misconduct. In addition to the foregoing, our Chief Executive Officer and our Chief Financial Officer are subject to the compensation recovery provisions of Section 304 of the Sarbanes-Oxley Act.

Equity Award Grant Policy

We maintain an Equity Award Grant Policy that provides the following guidelines to be observed by the Compensation Committee and our Board of Directors when granting equity awards under the Company’s equity compensation plans:

•	Any equity awards granted by the Compensation Committee to our Chief Executive Officer are subject to the ratification of our Board of Directors (with any non-independent directors abstaining from the vote).

•	Generally, equity awards for new hires will be granted on a monthly basis. An equity award granted to a new hire may not have a grant date prior to such individual’s first date of bona fide employment or service.

•	The Compensation Committee, our Board of Directors, and/or the Equity Award Committee (a committee, consisting of our Chief Financial Officer and our General Counsel, to which the Compensation Committee has delegated non-exclusive authority to grant equity awards to employees below Vice President level where the award falls within prescribed guidelines approved by the Compensation Committee) has the authority to grant occasional retention, promotion, or merit equity awards during the year in a manner that is consistent with the terms of this policy.

•	Equity awards should not be timed in relation to the release of material non-public information, and it is the intent of the policy to specify the timing of effectiveness of equity award grants to avoid such timing.

Under our current equity compensation plan, the exercise price of any option to purchase shares of our common stock may not be less than the fair market value of our common stock on the date of grant.

Derivatives Trading, Hedging, and Pledging Policies

Our insider trading policy prohibits short sales, hedging and transactions in derivatives of Mandiant securities for all Mandiant personnel, including directors, officers, employees, independent contractors and consultants. In addition, our insider trading policy prohibits our executive officers and the non-employee members of our Board of Directors from pledging their equity securities or using such securities as collateral for a loan.

Risk Assessment and Compensation Practices

Our management assesses and discusses with the Compensation Committee our compensation policies and practices for our employees as they relate to our risk management, and based upon this assessment, we believe that, for the following reasons, any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on us in the future:

•	Our annual incentive plan considers a multiple of corporate and individual performance factors and allows the Compensation Committee to review performance on a holistic basis minimizing risk related to our short-term variable compensation; and

•	Our equity awards include multi-year vesting and/or performance schedules requiring a long-term employee commitment.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the Code limits the amount of compensation that we may deduct in any one year for compensation paid to the Chief Executive Officer and certain other highly compensated executive officers (including the Chief Financial Officer for compensation earned after 2017) to $1 million. While the Compensation Committee considers the deductibility of compensation as a factor in making compensation decisions, the Compensation Committee retains the flexibility to provide compensation that is consistent with our goals for our executive compensation program even if such compensation is not fully tax deductible. Accordingly, the Compensation Committee may make decisions that result in compensation expense that is not fully deductible under Section 162(m) of the Code.

Taxation of Nonqualified Deferred Compensation

Section 409A of the Code requires that amounts that qualify as “nonqualified deferred compensation” satisfy requirements with respect to the timing of deferral elections, timing of payments, and certain other matters. Generally, the Compensation Committee intends to administer our executive compensation program and design individual compensation components, as well as the compensation plans and arrangements for our employees generally, so that they are either exempt from, or satisfy the requirements of, Section 409A. From time to time, we may be required to amend some of our compensation plans and arrangements to ensure that they are either exempt from, or compliant with, Section 409A.

Taxation of “Parachute” Payments

Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that the Company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We are not obligated to provide any Named Executive Officer with a “gross-up” or other reimbursement payment for any tax liability that he or she may owe as a result of the application of Sections 280G or 4999 in the event of a change in control of the Company.

Accounting for Stock-Based Compensation

The Compensation Committee takes accounting considerations into account in designing compensation plans and arrangements for our executive officers and other employees. Chief among these is Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”), the standard which governs the accounting treatment of stock-based compensation awards.

ASC Topic 718 requires us to recognize in our financial statements all share-based payment awards to employees, including grants of options to purchase shares of our common stock and restricted stock awards that may be settled for shares of our common stock to our executive officers, based on their fair values. For certain performance-based stock awards, we also must apply judgment in determining the periods when, and if, the achievement of the related performance targets becomes probable.

ASC Topic 718 also requires us to recognize the compensation cost of our share-based payment awards in our income statement over the period that an employee, including our executive officers, is required to render service in exchange for the award (which, generally, will correspond to the award’s vesting schedule).

Compensation Committee Report

The information contained in the following Compensation Committee Report shall not be deemed to be soliciting material or to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.

Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by 402(b) of Regulation S-K with management. Based on this review and discussion, our compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Respectfully submitted by the members of the compensation committee of our board of directors:

Enrique Salem (Chair)
Sara C. Andrews
Ronald E. F. Codd
Adrian McDermott

Summary Compensation Table for Fiscal Year 2021

The following table provides information regarding the compensation awarded to, or earned by, our Named Executive Officers (with the applicable titles described below as of the end of 2021) during 2019, 2020 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Peter Bailey, Executive Vice President, Mandiant Solutions(3)	2021 2020 2019	400,000 400,000 -	- - -	3,473,440 3,208,000 -	- -	203,738 276,750 -	1,218 1,218 -		4,078,396 3,885,968 -
Alexa King, Strategic Advisor(4)	2021 2020 2019	337,500 395,000 383,000	50,000 - -	2,496,535 2,022,500 2,521,530	- -	183,364 242,925 133,571	68,765 1,518 2,212	(5)	3,068,664 2,661,943 3,040,313
Kevin R. Mandia, Chief Executive Officer	2021 2020 2019	440,000 440,000 425,000	- - -	6,946,880 6,472,000 7,004,250	- - -	391,820 541,200 296,438	1,518 1,518 2,478		7,780,218 7,454,718 7,728,166
William T. Robbins, Executive Vice President and Chief Revenue Officer	2021 2020 2019	475,000 475,000 462,500	- - -	3,473,440 4,479,375 4,202,550	- -	344,090 467,400 252,844	2,291 1,746 9,511		4,294,822 5,423,521 4,927,405
Frank E. Verdecanna, Executive Vice President and Chief Financial Officer	2021 2020 2019	410,000 410,000 400,000	- - -	3,473,440 2,831,500 4,015,770	- -	222,753 302,580 139,500	1,746 1,218 2,014		4,107,939 3,545,298 4,557,284
John P. Watters President and Chief Operating Officer(6)	2021 2020 2019	445,454 - -	- - -	15,283,950 - -	- -	396,699 - -	4,276 - -		16,130,380 - -

(1)	The amounts reported in this column represent the aggregate grant date fair value of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in the notes to our audited consolidated financial statements included in the Original Filing. The PSUs were valued based on the probable (target) outcome of performance-based conditions (i.e., based on 100% achievement). If the PSUs were instead valued based on the maximum outcome of performance-based conditions (i.e., based on 150% achievement), the total amount represented in this column for 2021 would be as follows: Mr. Bailey: $2,660,160; Ms. King: $3,655,994 (excluding consultant compensation); Mr. Mandia: $5,320,320; Mr. Robbins: $2,660,160; Mr. Verdecanna: $2,660,160; and Mr. Watters: $13,161,300.

(2)	The amounts reported in this column represent amounts paid under the Employee Incentive Plan.
(3)	Mr. Bailey became a Named Executive Officer in 2020 and ceased being an executive officer on April 5, 2021. Accordingly, information for 2019 with respect to Mr. Bailey is not provided.
(4)	Ms. King ceased being an executive officer on November 1, 2021.
(5)	The amount reported in this column for Ms. King includes $67,500 of consulting payments in November and December 2021 as a strategic advisor per her Transition Agreement.
(6)	Mr. Watters was appointed as our President and Chief Operating Officer in April 2021. Prior to that he served in various roles with the company, including as a consultant. Accordingly, only information for 2021 is provided with respect to Mr. Watters.

Grants of Plan-Based Awards Table for Fiscal Year 2021

The following table provides information regarding the amount of equity awards granted to our Named Executive Officers during 2021.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)		All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Target (#)	Maximum (#)	Units (#)(3)	Awards ($)(4)
Peter Bailey	— 2/11/21 2/11/21	— — —	225,000 — —	337,500 — —	— 80,000 —	— 120,000 —	— — 80,000	— 1,773,400 1,700,000
Alexa King	— 2/11/21 2/11/21	— — —	202,500 — —	303,750 — —	— 57,500 —	— 86,250 —	— 57,500	— 1,274,660 1,221,875
Kevin R. Mandia	— 2/11/21 2/11/21	— — —	440,000 — —	660,000 — —	— 160,000 —	— 240,000 —	— — 160,000	— 3,546,880 3,400,000
William T. Robbins	— 2/11/21 2/11/21	— — —	380,000 — —	570,000 — —	— 80,000 —	— 120,000 —	— — 80,000	— 1,773,400 1,700,000
Frank E. Verdecanna	— 2/11/21 2/11/21	— — —	246,000 — —	369,000 — —	— 80,000 —	— 120,000 —	— — 80,000	— 1,773,400 1,700,000
John P. Watters	— 4/8/21 4/8/21 4/8/21	— — — —	600,000 — — —	900,000 — — —	— 225,000 300,000 —	— 337,500 300,000 —	— — — 225,000	— 4,768,200 6,009,000 4,506,750

(1)	The amounts reported in the Estimated Future Payouts Under Non-Equity Incentive Plan Awards columns relate to amounts payable for the achievement of the 2021 performance metrics established by our compensation committee under our Employee Incentive Plan. The target column assumes the achievement of the corporate performance metrics and the individual performance metrics at the target level. The maximum column assumes the achievement of the corporate performance metrics and the individual performance metrics at the maximum level. Notwithstanding the level of performance achieved by our Named Executive Officers, our compensation committee reserves the right to increase, reduce or eliminate any incentive compensation in its discretion. The actual amounts paid to our Named Executive Officers are set forth in the Summary Compensation Table for Fiscal Year 2021 above. For more information, see the section titled “Compensation Discussion and Analysis — Compensation Elements” above.

(2)	Represents performance-based restricted stock unit awards which were granted under the Mandiant, Inc. 2013 Equity Incentive Plan. For more information, see the section titled “Compensation Discussion and Analysis — Compensation Elements” above.

(3)	Represents restricted stock unit awards which were granted under the Mandiant, Inc. 2013 Equity Incentive Plan.

(4)	The amounts reported in this column represent the aggregate grant date fair value of the award as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in the notes to our audited consolidated financial statements included in the Original Filing.

Outstanding Equity Awards at 2021 Fiscal Year-End Table

The following table presents certain information concerning equity awards held by our Named Executive Officers as of December 31, 2021.

	Option Awards						Stock Awards(1)
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)(2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested($)(2)
Peter Bailey	2/4/20		—	—	—	—	26,625	(3)	467,003	50,000	(4)	877,000
	2/4/20	(5)	—	—	—	—	56,250		986,625	—		—
	2/11/21		—	—	—	—	22,718	(6)	398,474	58,668	(7)	1,029,037
	2/11/21	(8)	—	—	—	—	65,000		1,140,100	—		—
Alexa King	2/7/18	(9)	—	—	—	—	10,937		191,835	—		—
	2/7/18	(10)	—	—	—	—	12,500		219,250	—		—
	2/5/19		—	—	—	—	21,626	(11)	379,320	—		—
	2/5/19	(12)	—	—	—	—	21,094		369,989	—		—
	2/4/20		—	—	—	—	17,062	(13)	299,267	29,166	(14)	511,572
	2/4/20	(5)	—	—	—	—	35,156		616,636	—		—
	2/11/21		—	—	—	—	16,328	(15)	286,393	42,168	(14)	739,627
	2/11/21	(8)	—	—	—	—	46,719		819,451	—		—
Kevin R. Mandia	2/7/18	(9)	—	—	—	—	43,750		767,375	—		—
	2/7/18	(10)	—	—	—	—	50,000		877,000	—		—
	2/5/19		—	—	—	—	60,074	(16)	1,053,698	—		—
	2/5/19	(12)	—	—	—	—	58,594		1,027,739	—		—
	2/4/20		—	—	—	—	54,599	(17)	957,666	93,333	(14)	1,637,061
	2/4/20	(5)	—	—	—	—	112,500		1,973,250	—		—
	2/11/21		—	—	—	—	45,438	(18)	796,983	117,334	(7)	2,058,038
	2/11/21	(8)	—	—	—	—	130,000		2,280,200	—		—
William T. Robbins	2/7/18	(9)	—	—	—	—	16,406		287,761	—		—
	2/7/18	(10)	—	—	—	—	18,750		328,875	—		—
	2/18/18	(9)	—	—	—	—	5,468		95,909	—		—
	2/18/18	(10)	—	—	—	—	6,250		109,625	—		—
	2/5/19		—	—	—	—	36,044	(19)	632,212	—		—
	2/5/19	(12)	—	—	—	—	35,157		616,654	—		—
	2/4/20		—	—	—	—	30,712	(20)	538,688	52,500	(14)	920,850
	2/4/20	(5)	—	—	—	—	63,281		1,109,949	—		—
	5/6/20		—	—	—	—	10,237	(21)	179,557	17,500	(14)	306,950
	5/6/20	(5)	—	—	—	—	21,094		369,989	—		—
	2/11/21		—	—	—	—	22,718	(6)	398,474	58,668	(7)	1,029,037
	2/11/21	(8)	—	—	—	—	65,000		1,140,100	—		—
Frank E. Verdecanna	2/7/18	(9)	—	—	—	—	19,140		335,716	—		—
	2/7/18	(10)	—	—	—	—	21,875		383,688	—		—
	2/5/19		—	—	—	—	34,442	(22)	604,113	—		—
	2/5/19	(12)	—	—	—	—	33,594		589,239	—		—
	2/4/20		—	—	—	—	23,886	(23)	418,960	40,833	(14)	716,211
	2/4/20	(5)	—	—	—	—	49,219		863,301	—		—
	2/11/21		—	—	—	—	22,718	(6)	398,474	58,668	(7)	1,029,037
	2/11/21	(8)	—	—	—	—	65,000		1,140,100	—		—
John P. Watters	4/8/21	(24)	—	—	—	—	225,000		3,946,500	—		—
	4/8/21		—	—	—	—	79,875	(25)	1,401,008	150,000	(4)	2,631,000
	4/8/21		—	—	—	—	—		—	300,000	(26)	5,262,000

(1)	Unless otherwise described in the footnotes below, represents (i) restricted stock unit awards and (ii) performance based restricted stock unit awards, in each case that remained unvested and/or unearned as of December 31, 2021. If the holder of an award ceases to provide services to us prior to the date on which all shares subject to the award have vested in accordance with the applicable vesting schedule described in the footnotes below, we have a right to cancel the then unvested portion of the award.

(2)	The market value of unvested shares is calculated by multiplying the number of unvested shares held by the applicable Named Executive Officer by the closing market price of our common stock on The NASDAQ Global Select Market on December 31, 2021, which was $17.54 per share.

(3)	Upon the achievement of certain performance conditions, 26,625 of the eligible restricted stock units relating to the 2021 performance year were earned and vested on February 15, 2022.

(4)	Upon the achievement of the target outcome of certain performance conditions, one-half of the eligible restricted stock units will vest on February 15, 2023, and the remaining eligible restricted stock units will vest on February 15, 2024, subject to the holder’s continuous status as a service provider on each such vesting date.

(5)	One-ninth of the shares subject to the restricted stock unit award vested on February 15, 2022, and the remaining shares subject to the restricted stock unit award will vest quarterly thereafter in eight equal installments, subject to the holder’s continuous status as a service provider on each such vesting date.

(6)	Upon the achievement of certain performance conditions, 22,718 of the eligible restricted stock units relating to the 2021 performance year were earned and vested on February 15, 2022.

(7)	Upon the achievement of the target outcome of certain performance conditions, approximately 36.4% of the eligible restricted stock units will vest on February 15, 2023, and approximately 63.6% of the eligible restricted stock units will vest on February 15, 2024, subject to the holder’s continuous status as a service provider on each such vesting date.

(8)	One-thirteenth of the shares subject to the restricted stock unit award vested on February 15, 2022, and the remaining shares subject to the restricted stock unit award will vest quarterly thereafter in twelve generally equal installments, subject to the holder’s continuous status as a service provider on each such vesting date.

(9)	100% of the amount earned, which was based on the achievement of certain performance conditions, vested on February 15, 2022.

(10)	100% of the shares subject to the restricted stock unit award vested on February 15, 2022.

(11)	Upon the achievement of certain performance conditions, 21,626 of the eligible restricted stock units relating to the 2021 performance year and the 2019-2021 performance period for the relative TSR performance condition were earned and vested on February 15, 2022.

(12)	One-fifth of the shares subject to the restricted stock unit award vested on February 15, 2022, and the remaining shares subject to the restricted stock unit award will vest quarterly thereafter in four generally equal installments, subject to the holder’s continuous status as a service provider on each such vesting date.

(13)	Upon the achievement of certain performance conditions, 17,062 of the eligible restricted stock units relating to the 2021 performance year were earned and vested on February 15, 2022.

(14)	100% of the eligible restricted stock units were forfeited upon the termination of Ms. King’s service to the Company as a strategic advisor on March 1, 2022.

(15)	Upon the achievement of certain performance conditions, 16,328 of the eligible restricted stock units relating to the 2021 performance year were earned and vested on February 15, 2022.

(16)	Upon the achievement of certain performance conditions, 60,074 of the eligible restricted stock units relating to the 2021 performance year and the 2019-2021 performance period for the relative TSR performance condition were earned and vested on February 15, 2022.

(17)	Upon the achievement of certain performance conditions, 54,599 of the eligible restricted stock units relating to the 2021 performance year were earned and vested on February 15, 2022.

(18)	Upon the achievement of certain performance conditions, 45,438 of the eligible restricted stock units relating to the 2021 performance year were earned and vested on February 15, 2022.

(19)	Upon the achievement of certain performance conditions, 36,044 of the eligible restricted stock units relating to the 2021 performance year and the 2019-2021 performance period for the relative TSR performance condition were earned and vested on February 15, 2022.

(20)	Upon the achievement of certain performance conditions, 30,712 of the eligible restricted stock units relating to the 2021 performance year were earned and vested on February 15, 2022.

(21)	Upon the achievement of certain performance conditions, 10,237 of the eligible restricted stock units relating to the 2021 performance year were earned and vested on February 15, 2022.

(22)	Upon the achievement of certain performance conditions, 34,442 of the eligible restricted stock units relating to the 2021 performance year and the 2019-2021 performance years were earned and vested on February 15, 2022.

(23)	Upon the achievement of certain performance conditions, 23,886 of the eligible restricted stock units relating to the 2021 performance year were earned and vested on February 15, 2022.

(24)	25% of the shares subject to the restricted stock unit award vested on February 15, 2022, and the remaining shares subject to the restricted stock unit award will vest quarterly thereafter in twelve equal installments, subject to the holder’s continuous status as a service provider on each such vesting date.

(25)	Upon the achievement of certain performance conditions, 79,875 of the eligible restricted stock units relating to the 2021 performance year were earned and vested on February 15, 2022.

(26)	One-third of the eligible restricted stock units will vest upon the Company’s attainment of a 30-day average stock price of $25; one-third of the eligible restricted stock units will vest upon the Company’s attainment of a 10-day average stock price of $30; one-sixth of the eligible restricted stock units will vest upon the Company’s attainment of a 10-day average stock price of $35; and one-sixth of the eligible restricted stock units will vest upon the Company’s attainment of a 10-day average stock price of $40, in each case subject to the holder’s continuous status as a service provider on each such vesting date.

Option Exercises and Stock Vested for Fiscal Year 2021 Table

The following table sets forth the number of shares acquired and the value realized upon the exercise of stock options and the vesting of restricted stock unit awards during 2021 by each of our Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Peter Bailey	—	—	96,250	1,990,713
Alexa King	—	—	118,718	2,469,758
Kevin R. Mandia	—	—	375,626	7,833,379
William T. Robbins	—	—	307,499	6,456,577
Frank E. Verdecanna	87,992	1,383,365	182,766	3,807,860
John P. Watters(3)	—	—	10,000	210,050

(1)	Based on the market price of the Company’s common stock on the date of exercise less the option exercise price paid for those shares, multiplied by the number of shares for which the option was exercised.

(2)	Based on the market price per share of the Company’s common stock on the vesting date, multiplied by the number of shares vested.

(3)	These shares were released upon vesting of restricted stock units granted to Mr. Watters in 2020 in connection with his consulting relationship with the Company.

Potential Payments upon a Change of Control, upon Termination or upon Termination Following a Change of Control

Potential Payments Upon Termination of Employment Outside of the Change of Control Period

The table below shows the estimated payments and benefits that each Named Executive Officer would have received under the Severance Policy if his or her employment had been terminated without cause on December 31, 2021, assuming that such termination occurred outside of a change of control period.

Name	Salary Continuation($)	Value of Continued Health Care Premiums($)(1)	Total($)
Peter Bailey	400,000	28,627	428,627
Alexa King(2)	—	—	—
Kevin R. Mandia	440,000	28,627	468,627
William T. Robbins	475,000	28,627	503,627
Frank E. Verdecanna	410,000	28,627	438,627
John P. Watters	600,000	28,627	628,627

(1)	Estimates of COBRA value are based on coverage in effect as of December 31, 2021.

(2)	Ms. King’s employment with us terminated in November 2021 and she did not receive any payments under the Severance Policy. See “Other Employment Arrangements” for payments made to Ms. King following her termination.

Potential Payments Upon Termination of Employment During the Change of Control Period

The table below shows the estimated payments and benefits that each Named Executive Officer would have received under the Severance Policy if his or her employment had been terminated without cause, or he or she had resigned for good reason, on December 31, 2021, assuming that such termination or resignation for good reason occurred within a change of control period.

Name	Salary Continuation($)	Pro rata Cash Incentive($)(1)	Acceleration		Value of Continued Health Care Premiums($)(2)	Total($)
			Option Awards($)	Stock Awards($)
Peter Bailey	400,000	225,000	—	6,204,775	28,627	6,858,402
Alexa King(3)	—	—	—	—	—	—
Kevin R. Mandia	440,000	440,000	—	17,296,071	28,627	18,204,698
William T. Robbins	475,000	380,000	—	10,439,036	28,627	11,322,663
Frank E. Verdecanna	410,000	246,000	—	8,424,944	28,627	9,109,571
John P. Watters	600,000	600,000	—	15,128,250	28,627	16,356,877

(1)	Represents amount of target annual cash incentive opportunity as of December 31, 2021.

(2)	Estimates of COBRA value are based on coverage in effect as of December 31, 2021.

(3)	Ms. King’s employment with us terminated in November 2021 and she did not receive any payments under the Severance Policy. See “Other Employment Arrangements” for payments made to Ms. King following her termination.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to shares of our common stock that may be issued under our existing equity compensation plans. The table does not include information with respect to shares of our common stock subject to outstanding stock options that were assumed by us in connection with our acquisitions of Mandiant, nPulse Technologies, Verodin or Respond Software, which originally granted those stock options. However, footnote 3 to the table sets forth the total number of shares of our common stock issuable upon the exercise of those assumed options as of December 31, 2021, and the weighted average exercise price of those assumed stock options.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders(2)	19,666,585	$23.1424	22,576,957
Equity compensation plans not approved by stockholders(3)	—	—	—
Total	19,666,585	$23.1424	22,576,957

(1)	The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account restricted stock units, which have no exercise price.

(2)	Includes the following plans: Mandiant, Inc. 2008 Stock Plan, Mandiant, Inc. 2013 Equity Incentive Plan (“2013 Plan”) and Mandiant, Inc. 2013 Employee Stock Purchase Plan (“ESPP”). Our 2013 Plan provides that on the first day of each fiscal year, the number of shares available for issuance thereunder is automatically increased by a number equal to the least of (i) 12,100,000 shares of common stock, (ii) five percent (5.0%) of the aggregate number of shares of common stock outstanding on December 31st of the preceding fiscal year, or (iii) such other amount as may be determined by our board of directors. Our ESPP provides that on the first day of each fiscal year, the number of shares available for issuance thereunder is automatically increased by a number equal to the least of (i) 3,700,000 shares of common stock, (ii) one percent (1.0%) of the aggregate number of shares of common stock outstanding on such date, or (iii) such other amount as may be determined by our board of directors. On January 1, 2022, the number of shares available for issuance under our 2013 Plan and our ESPP increased by 11,590,100 shares and 2,318,020 shares, respectively, pursuant to these provisions. These increases are not reflected in the table above.

(3)	The table does not include information for the Mandiant Corporation 2011 Equity Incentive Plan, nPulse Technologies, Inc. 2012 Stock Incentive Plan, Verodin, Inc. 2015 Equity Incentive Plan, and Respond Software, Inc. 2016 Stock Option and Grant Plan, which are equity compensation plans governing stock options assumed by us in connection with the acquisitions of Mandiant, nPulse Technologies, Verodin and Respond Software. As of December 31, 2021, there were a total of 1,388,518 shares subject to outstanding stock options assumed by us in connection with the acquisitions of Mandiant, nPulse Technologies, Verodin and Respond Software. Those outstanding stock options had a weighted average exercise price of $2.0228 per share. No additional awards may be made under those plans.

CEO Pay Ratio

As required by Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our Chief Executive Officer:

For 2021, our last completed fiscal year:

•	the median of the annual total compensation of all employees of our company (other than our Chief Executive Officer) was $176,451; and

•	the annual total compensation of our Chief Executive Officer, as reported in the Summary Compensation Table presented elsewhere in this proxy statement, was $7,780,218.

Based on this information, for 2021, the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other employees was approximately 44 to 1. This pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments and estimates that we used were as follows:

•	We selected December 31, 2021, which is the last day of our fiscal year, as the date upon which we would identify the median employee.

•	As of December 31, 2021, our employee population consisted of 2,335 individuals.

•	We identified our “median employee” from our employee population with respect to 2020 based on payroll and equity plan records for January 1, 2020 through December 31, 2020 (the “compensation measurement period”). As permitted under Item 402(u) of Regulation S-K, we used the same “median employee” for 2021.

o	The compensation measure included the following: base salary, bonus payments, grant date fair value of equity awards, and sales commissions. Such cash amounts reflected amounts, if any, actually paid during the compensation measurement period.

o	We did not annualize any amounts for employees who were hired in fiscal year 2020 but did not work for us or our subsidiaries for the entire fiscal year.

o	We did not exclude any non-U.S. employee under the de minimis exception set forth in Item 402(u) of Regulation S-K.

o	We did not include the amount of non-cash tax gross ups for relocation benefits and employee recognition awards.

o	Amounts paid in foreign currency were converted into United States dollars using exchange rates in effect as of December 31, 2020.

•	With respect to the annual total compensation of the “median employee,” we identified and calculated the elements of such employee’s compensation for 2021 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $176,451.

•	With respect to the annual total compensation for our Chief Executive Officer, we used the amount reported in the “Total” column of our Summary Compensation Table for Fiscal Year 2020.

Compensation Committee Interlocks and Insider Participation

During 2021, Sara C. Andrews, Ronald E. F. Codd, Adrian McDermott and Enrique Salem served as members of our compensation committee. None of the members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee, or other board committee performing equivalent functions, of any entity that has one or more executive officers serving on our compensation committee or our board of directors. We have had a compensation committee since November 2012. Prior to establishing the compensation committee, our full board of directors made decisions relating to the compensation of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock and convertible preferred stock as of April 6, 2022 for:

•	each of our directors;

•	each of our Named Executive Officers;

•	all of our current directors and current executive officers as a group; and

•	each person or group who is known by us to be the beneficial owner of more than 5% of our common stock or convertible preferred stock.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. In computing a person’s percentage ownership of common stock, (a) shares of common stock subject to options or restricted stock units held by that person that are currently exercisable, or exercisable (or, in the case of restricted stock units, scheduled to vest and settle) within 60 days after April 6, 2022, and (b) shares of common stock into which shares of convertible preferred stock are convertible, are deemed to be outstanding and beneficially owned by that person. None of these shares, however, are deemed outstanding for the purpose of computing the percentage ownership of any other person.

Except as indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. For the percentage of beneficial ownership of common stock, we have based our calculation on 233,978,294 shares of our common stock outstanding as of April 6, 2022. For the percentage of beneficial ownership of our convertible preferred stock, we have based our calculation on 400,000 shares of our convertible preferred stock outstanding as of April 6, 2022. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Mandiant, Inc., 11951 Freedom Drive, 6th Floor, Reston, VA 201905.

	Common Stock		Convertible Preferred Stock
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Blackstone Entities(1)	22,757,008	9.73%	370,000	92.5%
The Vanguard Group(2)	21,727,091	9.29%	—	—
Allianz Global Investors U.S. LLC(3)	14,032,951	6.00%	—	—
FMR LLC(4)	21,694,412	9.27%	—	—
BlackRock, Inc.(5)	13,321,460	5.69%	—	—
ClearSky Entities(6)	1,845,162	0.79%	30,000	7.5%
Directors and Named Executive Officers:
Peter Bailey(7)	46,421	*	—	—
Alexa King(8)	191,579	*
Kevin R. Mandia(9)	3,556,753	1.52%	—	—
William T. Robbins(10)	99,357	*	—	—
Frank E. Verdecanna(11)	416,194	*	—	—
Kimberly Alexy	82,904	*	—	—
Sara C. Andrews	8,347	*	—	—
Ronald E. F. Codd(12)	136,625	*	—	—
Arthur W. Coviello, Jr.(13)	22,519	*	—	—
Adrian McDermott	30,225	*	—	—
Viral Patel	—	—	—	—
Enrique Salem	278,653	*	—	—
Robert E. Switz	68,590	*	—	—
John P. Watters(14)	267,563	*	—	—
All current directors and current executive officers as a group (12 persons)(15)	4,967,730	2.12%	—	—

*	Represents beneficial ownership of less than one percent of the outstanding shares of our common stock.

(1)	Consists of (i) 362,974 shares of our convertible preferred stock, which are convertible into 22,324,871 shares of our common stock, directly held by Blackstone Delta Lower Holdings DE L.P. and (ii) 7,026 shares of our convertible preferred stock, which are convertible into 432,137 shares of our common stock, directly held by BTO FD Delta Holdings DE L.P.

Blackstone Delta Lower Holdings Manager L.L.C. is the general partner of Blackstone Delta Lower Holdings DE L.P. Blackstone Delta Holdings DE L.P. is the managing member of Blackstone Delta Lower Holdings Manager L.L.C. BTO Holdings Manager L.L.C. is the general partner of Blackstone Delta Holdings DE L.P. Blackstone Tactical Opportunities Associates L.L.C. is the managing member of BTO Holdings Manager L.L.C. BTOA L.L.C. is the sole member of Blackstone Tactical Opportunities Associates L.L.C. Blackstone Holdings III L.P. is the managing member of BTOA L.L.C. Blackstone Holdings III GP L.P. is the general partner of Blackstone Holdings III L.P. Blackstone Holdings III GP Management L.L.C. is the general partner of Blackstone Holdings III GP L.P.

BTO FD Delta Holdings Manager L.L.C. is the general partner of BTO FD Delta Holdings DE L.P. Blackstone Tactical Opportunities Fund  —  FD L.P. is the managing member of BTO FD Delta Holdings Manager L.L.C. Blackstone Tactical Opportunities Associates III  —  NQ L.P. is the general partner of Blackstone Tactical Opportunities Fund  —  FD L.P. BTO DE GP  —  NQ L.L.C. is the general partner of Blackstone Tactical Opportunities Associates III  —  NQ L.P. Blackstone Holdings II L.P. is the managing member of BTO DE GP  —  NQ L.L.C. Blackstone Holdings I/II GP L.L.C. is the general partner of Blackstone Holdings II L.P. The Blackstone Group Inc. is the sole member of each of Blackstone Holdings I/II GP L.L.C. and Blackstone Holdings III GP Management L.L.C. The sole holder of the Class C common stock of The Blackstone Group Inc. is Blackstone Group Management L.L.C.

Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of the Blackstone entities described in this footnote and Stephen A. Schwarzman (other than to the extent it or he directly holds securities as described herein) may be deemed to beneficially own the securities directly or indirectly controlled by such Blackstone entities or him, but each disclaims beneficial ownership of such securities. The address of each of the entities listed in this footnote and Mr. Schwarzman is c/o The Blackstone Group Inc., 345 Park Avenue, New York, New York 10154.

(2)	As of December 31, 2021, the reporting date of The Vanguard Group’s filing with the SEC on February 10, 2022 pursuant to Section 13(g) of the Exchange Act, The Vanguard Group, as investment advisor, has sole voting power with respect to zero shares of our common stock, shared voting power with respect to 119,284 shares of our common stock, sole dispositive power with respect to 21,396,178 shares of our common stock and shared dispositive power with respect to 330,913 shares of our common stock. The principal business address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(3)	As of December 31, 2021, the reporting date of the filing by Allianz Global Investors U.S. Holdings LLC with the SEC on February 14, 2022 pursuant to Section 13(g) of the Exchange Act, Allianz Global Investors U.S. Holdings LLC, as investment advisor, has sole voting power with respect to 13,995,546 shares of our common stock, shared voting power with respect to 37,405 shares of our common stock, sole dispositive power with respect to 14,032,951 shares of our common stock and shared dispositive power with respect to zero shares of our common stock. The principal business address of Allianz Global Investors U.S. Holdings LLC is 1633 Broadway, New York, NY 10019.

(4)	As of December 31, 2021, the reporting date of the joint filing by FMR LLC and Abigail P. Johnson, Chairman and Chief Executive Officer of FMR LLC, with the SEC on February 9, 2022 pursuant to Section 13(g) of the Exchange Act, (i) FMR LLC, as a parent holding company, has sole voting power with respect to 426,903 shares of our common stock, shared voting power with respect to zero shares of our common stock, sole dispositive power with respect to 21,694,412 shares of our common stock and shared dispositive power with respect to zero shares of our common stock, and (ii) Abigail P. Johnson has sole voting power with respect to zero shares of our common stock, shared voting power with respect to zero shares of our common stock, sole dispositive power with respect to 21,694,412 shares of our common stock and shared dispositive power with respect to zero shares of our common stock. The principal business address of FMR LLC and Abigail P. Johnson is 245 Summer Street, Boston, MA 02210.

(5)	As of December 31, 2021, the reporting date of the filing by BlackRock, Inc. with the SEC on February 4, 2022 pursuant to Section 13(g) of the Exchange Act, BlackRock, Inc., as a parent holding company, has sole voting power with respect to 12,484,727 shares of our common stock, shared voting power with respect to zero shares of our common stock, sole dispositive power with respect to 13,321,460 shares of our common stock and shared dispositive power with respect to zero shares of our common stock. The principal business address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(6)	Consists of (i) 965,159 shares of our common stock held of record by ClearSky Security Fund I LLC, (ii) 24,000 shares of our convertible preferred stock, which are convertible into 1,476,130 shares of our common stock, directly held by ClearSky Security Fund I LLC, and (iii) 6,000 shares of our convertible preferred stock, which are convertible into 369,032 shares of our common stock, directly held by ClearSky Power & Technology Fund II LLC.

ClearSky Security Fund I LLC is a Delaware limited liability company. Voting and investment decisions of ClearSky Security Fund I LLC are made by an investment committee, which is comprised of Joseph Wright, Alexander Weiss, James Huff, Jay Leek and Peter Kuper, each of whom individually disclaims beneficial ownership of the shares held of record by ClearSky Security Fund I LLC except to the extent of any their pecuniary interest therein. The address of ClearSky Security Fund I LLC is 11231 US Highway 1, Suite 395, North Palm Beach, Florida 33408.

ClearSky Power & Technology Fund II LLC is a Delaware limited liability company. Voting and investment decisions of ClearSky Power & Technology Fund II LLC are made by an investment committee, which is comprised of Joseph Wright, Alexander Weiss, James Huff, Jay Leek, Peter Kuper, and Erik Straser, each of whom individually disclaims beneficial ownership of the shares held of record by ClearSky Power & Technology Fund II LLC except to the extent of any their pecuniary interest therein. The address of ClearSky Power & Technology Fund II LLC is 11231 US Highway 1, Suite 395, North Palm Beach, Florida 33408.

(7)	Consists of (i) 29,780 shares of our common stock held of record by Mr. Bailey and (ii) 16,641 shares of our common stock issuable upon the vesting of restricted stock units within 60 days of April 6, 2022. With respect to shares of our common stock, represents shares held by Mr. Bailey as of April 5, 2021, the date on which he ceased to serve as our Chief Operating Officer.

(8)	Represents shares of our common stock directly held by Ms. King as of November 1, 2021, the date on which she ceased to serve as our Executive Vice President, Corporate and Legal Affairs, General Counsel, and Secretary.

(9)	Consists of (i) 3,011,159 shares of our common stock held of record by Mr. Mandia, (ii) 60,718 shares of our common stock issuable upon the vesting of restricted stock units within 60 days of April 6, 2022, (iii) 340,691 shares of our common stock held of record by Kevin R. Mandia 2011 Irrevocable Trust Dated July 29, 2011, and (iv) 144,185 shares of our common stock held of record by Mr. Mandia’s wife. Mr. Mandia’s wife, as trustee, has shared voting and investment power with respect to the shares held of record by the Kevin R. Mandia 2011 Irrevocable Trust dated July 29, 2011. Mr. Mandia disclaims beneficial ownership of the shares held of record by the Kevin R. Mandia 2011 Irrevocable Trust dated July 29, 2011 and the shares held of record by Mr. Mandia’s wife.

(10)	Consists of (i) 68,952 shares of our common stock held of record by Mr. Robbins and (ii) 30,405 shares of our common stock issuable upon the vesting of restricted stock units within 60 days of April 6, 2022.

(11)	Consists of (i) 390,008 shares of our common stock held of record by Mr. Verdecanna and (ii) 26,186 shares of our common stock issuable upon the vesting of restricted stock units within 60 days of April 6, 2022.

(12)	Consists of 136,625 shares held of record by the Codd Revocable Trust Dtd March 6, 1998, for which the Reporting Person serves as a trustee.

(13)	Consists of (i) 9,641 shares of our common stock held of record by Mr. Coviello and (ii) 12,878 shares held of record by the Arthur W. Coviello Jr. Revocable Trust, for which the Reporting Person serves as a trustee.

(14)	Consists of (i) 186,001 shares of our common stock held of record by Mr. Watters, (ii) 26,562 shares of our common stock issuable upon the vesting of restricted stock units within 60 days of April 6, 2022, (ii) 20,000 shares of our common stock held of record by JPW Advisory, Inc., for which Mr. Watters serves as the sole officer and director, and (iii) 35,000 shares of our common stock held of record by Dorset Investment Partners, Ltd., a family limited partnership of which Mr. Watters and his spouse are general partners. Mr. Watters disclaims beneficial ownership of all shares held by the family limited partnership, except to the extent of his pecuniary interest therein.

(15)	Consists of (i) 4,823,859 shares of our common stock beneficially owned by our current directors and current executive officers, and (ii) 143,871 shares of our common stock issuable upon the vesting of restricted stock units within 60 days of April 6, 2022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

We describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Other than as described below, there has not been, nor is there any currently proposed, transactions or series of similar transactions to which we have been or will be a party.

Indemnification Agreements

We have also entered into standard indemnification agreements with our directors and certain of our executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Policies and Procedures for Related Party Transactions

Our audit committee has adopted a formal written policy providing that our audit committee is responsible for reviewing “related party transactions,” which are transactions (i) in which we were, are or will be a participant, (ii) in which the aggregate amount involved exceeds or may be expected to exceed $50,000, and (iii) in which a related person had, has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, nominee for director, executive officer, or greater than 5% beneficial owner of our common stock and their immediate family members. Under this policy, all related party transactions may be consummated or continued only if approved or ratified by our audit committee. In determining whether to approve or ratify any such proposal, our audit committee will take into account, among other factors it deems appropriate, (i) whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and (ii) the extent of the related party’s interest in the transaction. The policy grants standing pre-approval of certain transactions, including (i) certain compensation arrangements of executive officers, (ii) certain director compensation arrangements, (iii) transactions with another company at which a related party’s only relationship is as a non-executive employee, director or beneficial owner of less than 10% of that company’s shares and the aggregate amount involved does not exceed the greater of $500,000 or 2% of the company’s total annual revenue, (iv) transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis, and (v) transactions available to all U.S. employees generally.

CEO Travel Policy

Our board of directors adopted a travel reimbursement policy in May 2016. Under the policy, as amended by our board of directors in April 2017, the individual serving as our Chief Executive Officer is eligible for reimbursement of expenses incurred in traveling by private aircraft if and when, on the infrequent occasion, such method of travel is reasonably necessary for Mandiant business trips. The total reimbursement for all eligible expenses with respect to private aircraft travel is capped at $1 million per year. For fiscal 2021, our Chief Executive Officer did not incur any such expenses.

Director Independence

Our common stock is listed on The NASDAQ Global Select Market. Under the rules of The NASDAQ Stock Market, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of The NASDAQ Stock Market require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the rules of The NASDAQ Stock Market, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and the listing requirements of The NASDAQ Stock Market. In addition, compensation committee members must satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act and the listing requirements of The NASDAQ Stock Market.

Our board of directors has undertaken a review of the independence of each director and considered whether such director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our board of directors has determined that Mses. Alexy and Andrews and Messrs. Codd, Coviello, McDermott, Patel, Salem and Switz are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of The NASDAQ Stock Market.

Item 14. Principal Accounting Fees and Services.

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to us by Deloitte for our fiscal years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees(1)	$4,518,970	$3,051,261
Audit-Related Fees(2)	791,720	—
Tax Fees(3)	—	—
All Other Fees	—	—
	$5,310,690	$3,051,261

(1)	“Audit Fees” consist of fees for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, and services that are normally provided by Deloitte in connection with statutory and regulatory filings or engagements for those fiscal years. Fees for 2021 also included fees billed for professional services rendered in connection with Form S-3 and S-8 consent issuances. Fees for 2020 also included fees billed for professional services rendered in connection with our acquisition of Respond Software and Form S-8 consent issuances.

(2)	“Audit-Related Fees” consist of fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” Fees for 2021 included fees billed for professional services rendered in connection with the audit of the FireEye Products business financial statements for the years ended December 31, 2019 and 2020.

(3)	“Tax Fees” consist of fees for professional services rendered by Deloitte for tax compliance, tax advice and tax planning.

Auditor Independence

In 2021, there were no other professional services provided by Deloitte that would have required our audit committee to consider their compatibility with maintaining the independence of Deloitte.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All fees paid to Deloitte for our fiscal years ended December 31, 2020 and 2021 were pre-approved by our audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of this Amendment are as follows:

(1)	Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” in Part II, Item 8 of the Original Filing.

(2)	Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts was previously filed with the Original Filing. All other schedules have been omitted because they are not required, not applicable, or the required information is included elsewhere in the Original Filing.

(3)	Exhibits Required by Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Reorganization, dated as of May 28, 2019, by and among the Registrant, Viking Merger Corporation, Viking Merger LLC, Verodin, Inc. and Shareholder Representative Services LLC.	8-K	001-36067	2.1	May 28, 2019

2.2+	Agreement and Plan of Reorganization, dated as of November 18, 2020, by and among the Registrant, Bravo Merger Acquisition Corporation, Bravo Merger Acquisition LLC, Respond Software, Inc. and Fortis Advisors LLC.	8-K	001-36067	2.1	November 19, 2020

2.3+	Asset Purchase Agreement, dated as of May 29, 2021, by and between the Registrant and Polaris Buyer LLC.	8-K	001-36067	2.1	June 2, 2021

2.4+	Amendment to Asset Purchase Agreement, dated as of October 8, 2021, by and between the Registrant and Magenta Buyer LLC.	8-K	001-36067	2.1	October 8, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36067	3.1	September 25, 2013

3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant.	8-K	001-36067	3.1	October 4, 2021

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-36067	3.2	October 4, 2021

3.4	Certificate of Designations of the Registrant.	8-K	001-36067	3.1	December 11, 2020

4.1	Form of the Registrant’s common stock certificate.	10-K	001-36067	4.1	March 1, 2022

4.2	Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.1	June 5, 2015

4.3	Form of Global 1.000% Convertible Senior Note due 2035 (included in Exhibit 4.2).	8-K	001-36067	4.2	June 5, 2015

4.4	Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.3	June 5, 2015

4.5	Form of Global 1.625% Convertible Senior Note due 2035 (included in Exhibit 4.4).	8-K	001-36067	4.4	June 5, 2015

4.6	Indenture, dated as of May 24, 2018, between the Registrant and U.S. Bank National Association.	8-K	001-36067	4.1	May 25, 2018

4.7	Form of Global 0.875% Convertible Senior Note due 2024 (included in Exhibit 4.6).	8-K	001-36067	4.2	May 25,2018

4.8	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-36067	4.8	March 1, 2022

10.1†	Form of Indemnification Agreement between the Registrant and certain of its officers and directors.	S-1	333-190338	10.1	August 2, 2013

10.2†	Employee Incentive Plan.	S-1	333-190338	10.17	August 2, 2013

10.3†	Change of Control Severance Policy for Officers.	S-1/A	333-190338	10.27	August 21, 2013

10.4†	2008 Stock Plan, as amended, including form agreements under 2008 Stock Plan.	S-1/A	333-190338	10.6	September 9, 2013

10.5†	2013 Equity Incentive Plan, including form agreements under 2013 Equity Incentive Plan.	S-1/A	333-193717	10.6	March 3, 2014

10.6†	2013 Employee Stock Purchase Plan, as amended and restated as of August 2, 2016.	10-Q	001-36067	10.1	November 4, 2016

10.7†	Mandiant Corporation 2011 Equity Incentive Plan, as amended, including form agreements under Mandiant Corporation 2011 Equity Incentive Plan.	S-1	333-193717	10.8	February 3, 2014

10.8†	Outside Director Compensation Policy, as amended and currently in effect.	10-Q	001-36067	10.1	April 30, 2021

10.9†	Offer Letter between the Registrant and Enrique Salem, dated February 2, 2013.	S-1	333-190338	10.11	August 2, 2013

10.10†	Offer Letter between the Registrant and Ronald E. F. Codd, dated July 28, 2012.	S-1	333-190338	10.12	August 2, 2013

10.11†	Offer Letter between the Registrant and Kimberly Alexy, dated December 12, 2014.	8-K	001-36067	10.1	January 8, 2015

10.12†	Offer Letter between the Registrant and Stephen Pusey, dated June 12, 2015.	8-K	001-36067	10.1	June 17, 2015

10.13†	Offer Letter between the Registrant and Robert E. Switz, dated September 11, 2017.	8-K	001-36067	10.1	September 13, 2017

10.14†	Offer Letter between the Registrant and Adrian McDermott, dated January 25, 2019.	8-K	001-36067	10.1	February 6, 2019

10.15†	Offer Letter between the Registrant and Alexa King, dated August 1, 2013.	S-1/A	333-190338	10.16	August 21, 2013

10.16†	Offer Letter between the Registrant and Kevin Mandia, dated December 24, 2013.	8-K	001-36067	10.1	January 2, 2014

10.17†	Offer Letter between the Registrant and William Robbins, dated October 31, 2016.	10-K	001-36067	10.21	February 24, 2017

10.18†	Offer Letter between the Registrant and Frank Verdecanna, dated February 20, 2018.	10-K/A	001-36067	10.21	March 1, 2018

10.19†	Offer Letter between the Registrant and Peter Bailey, dated February 11, 2020.	10-K	001-36067	10.20	February 21, 2020

10.20†	Offer Letter between the Registrant and John Watters, dated April 1, 2021.	8-K	001-36067	10.1	April 7, 2021

10.21†	Offer Letter between the Registrant and Sara Andrews, dated August 3, 2020.	8-K	001-36067	10.1	August 11, 2020

10.22†	Offer Letter between the Registrant and Arthur W. Coviello, dated December 10, 2020.	8-K	001-36067	10.5	December 11, 2020

10.23†	Key Employee Non-Competition Agreement, dated as of December 30, 2013, by and between Kevin Mandia and the Registrant.	8-K	001-36067	10.3	January 2, 2014

10.24†	Transition Agreement between the Registrant and Alexa King, effective as of October 6, 2021.	8-K	001-36067	10.1	October 8, 2021

10.25	Lease, dated as of August 4, 2016, by and between the Registrant and 601 McCarthy Owner, LLC.	8-K	001-36067	10.1	August 16, 2016

10.26	First Amendment, dated as of December 1, 2016, to the Lease dated as of August 4, 2016 by and between the Registrant and 601 McCarthy Owner, LLC.	10-K/A	001-36067	10.26	March 1, 2018

10.27	Second Amendment, dated as of October 19, 2017, to the Lease dated as of August 4, 2016 by and between the Registrant and 601 McCarthy Owner, LLC.	10-K/A	001-36067	10.27	March 1, 2018

10.28	Lease, dated as of December 4, 2020, by and between the Registrant and One Freedom Square, L.L.C.	10-K	001-36067	10.28	March 1, 2022

10.29	Purchase Agreement, dated May 27, 2015, among the Registrant and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several Initial Purchasers named in Schedule I thereto.	8-K	001-36067	10.1	May 29, 2015

10.30	Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC.	8-K	001-36067	10.2	May 29, 2015

10.31	Forward Stock Purchase Transaction, dated May 27, 2015, between the Registrant and Morgan Stanley & Co. LLC.	8-K	001-36067	10.3	May 29, 2015

10.32	Form of Capped Call Confirmation.	8-K	001-36067	10.1	May 25, 2018

10.33+	Securities Purchase Agreement, dated as of November 18, 2020, by and between Registrant and BTO Delta Holdings DE L.P.	8-K	001-36067	10.1	November 19, 2020

10.34+	Securities Purchase Agreement, dated as of November 18, 2020, by and among Registrant, ClearSky Security Fund I LLC and ClearSky Power and Technology Fund II LLC.	8-K	001-36067	10.2	November 19, 2020

10.35	Amendment to Securities Purchase Agreement by and between the Registrant and Blackstone Delta Holdings DE L.P. (formerly known as BTO Delta Holdings DE L.P.) dated December 11, 2020.	8-K	001-36067	10.1	December 11, 2020

10.36	Amendment to Securities Purchase Agreement by and among the Registrant, ClearSky Security Fund I LLC and ClearSky Power & Technology Fund II LLC dated December 11, 2020.	8-K	001-36067	10.2	December 11, 2020

10.37	Registration Rights Agreement by and between the Registrant and Blackstone Delta Holdings DE L.P. dated December 11, 2020.	8-K	001-36067	10.3	December 11, 2020

10.38	Registration Rights Agreement by and among the Registrant, ClearSky Security Fund I LLC and ClearSky Power & Technology Fund II LLC dated December 11, 2020.	8-K	001-36067	10.4	December 11, 2020

21.1	List of subsidiaries of the Registrant.	10-K	001-36067	21.1	March 1, 2022

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	10-K	001-36067	23.1	March 1, 2022

24.1	Power of Attorney.	10-K	001-36067	24.1	March 1, 2022

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.	10-K	001-36067	31.1	March 1, 2022

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.	10-K	001-36067	31.2	March 1, 2022

31.3*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.

31.4*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-36067	32.1	March 1, 2022

101.INS**	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Previously furnished with the Original Filing.

+	The schedules and other attachments to this exhibit have been omitted. The Registrant agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2022.

Mandiant, Inc.

By:	/s/ Frank E. Verdecanna
Frank E. Verdecanna
Chief Financial Officer