Form 10-Q
period 2022-03-31
Mandiant, Inc.
filed 2022-05-06
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number 001-36067

Mandiant, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1548921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11951 Freedom Drive, 6th Floor
Reston, VA 20190
(Address of principal executive offices) (Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares of the registrant's common stock outstanding as of May 4, 2022 was 233,983,993.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

MANDIANT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$771,967	$1,154,458
Short-term investments	1,359,105	1,039,339
Accounts receivable, net of allowance for doubtful accounts of $1,015 and $806 at March 31, 2022 and December 31, 2021, respectively	104,066	146,460
Prepaid expenses and other current assets	76,145	73,079
Total current assets	2,311,283	2,413,336
Property and equipment, net	52,790	46,329
Operating lease right-of-use assets, net	28,462	25,768
Goodwill	1,060,023	1,060,023
Intangible assets, net	70,818	79,511
Deposits and other long-term assets	25,021	26,220
TOTAL ASSETS	$3,548,397	$3,651,187

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,779	$32,585
Operating lease liabilities, current	14,928	13,306
Accrued and other current liabilities	102,555	105,886
Accrued compensation	52,743	71,660
Convertible senior notes, current, net	459,717	451,030
Deferred revenue, current	302,857	307,611
Total current liabilities	958,579	982,078
Convertible senior notes, non-current, net	617,775	556,240
Deferred revenue, non-current	97,132	102,717
Operating lease liabilities, non-current	53,993	52,132
Other long-term liabilities	7,366	7,376
TOTAL LIABILITIES	1,734,845	1,700,543
Commitments and contingencies (NOTE 11)
Series A Convertible Preferred Stock, par value of $0.0001 per share; 400 shares authorized, issued and outstanding as of March 31, 2022 and December 31, 2021	424,122	419,404
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 233,958 shares and 231,166 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	23	23
Additional paid-in capital	3,271,041	3,511,444
Treasury stock, at cost; 1,778 shares as of March 31, 2022 and December 31, 2021	(80,000)	(80,000)
Accumulated other comprehensive loss	(13,873)	(2,172)
Accumulated deficit	(1,787,761)	(1,898,055)
Total stockholders’ equity	1,389,430	1,531,240
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$3,548,397	$3,651,187

See accompanying notes to condensed consolidated financial statements.

MANDIANT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Platform, cloud subscription and managed services	$57,629	$55,999
Professional services	72,515	58,689
Total revenue	130,144	114,688
Cost of revenue:
Platform, cloud subscription and managed services	30,121	26,613
Professional services	42,081	32,472
Total cost of revenue	72,202	59,085
Total gross profit	57,942	55,603
Operating expenses:
Research and development	44,461	41,905
Sales and marketing	69,409	61,213
General and administrative	32,413	25,351
Restructuring charges	1,040	—
Total operating expenses	147,323	128,469
Operating loss	(89,381)	(72,866)
Interest income	1,751	1,644
Interest expense	(4,314)	(14,624)
Other income, net	719	571
Loss before income taxes from continuing operations	(91,225)	(85,275)
Provision for income taxes	789	1,180
Loss from continuing operations	$(92,014)	$(86,455)
Net income from discontinued operations, net of income taxes	—	35,809
Net loss	$(92,014)	$(50,646)
Dividend on series A convertible preferred stock	(4,718)	(4,512)
Accretion of series A convertible preferred stock	—	(82)
Net loss attributable to common stockholders	$(96,732)	$(55,240)
Net loss per share attributable to common stockholders, basic and diluted:
Continuing operations	$(0.42)	$(0.39)
Discontinued operations	—	0.15
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.24)
Weighted average shares used in computing net loss per share, basic and diluted	230,584	234,740
See accompanying notes to condensed consolidated financial statements.

MANDIANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(92,014)	$(50,646)
Change in net unrealized loss on available-for-sale investments	(11,701)	(1,795)
Comprehensive loss	$(103,715)	$(52,441)
See accompanying notes to condensed consolidated financial statements.

MANDIANT, INC.
Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders' Equity
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Total stockholders' equity, beginning balances	$1,531,240	$732,905

Common stock and additional paid-in-capital:
Balance, beginning of period	3,511,467	3,623,267
Effect of adoption of ASU 2020-06	(271,457)	—
Issuance of common stock for equity awards, net of tax withholdings	1,518	1,097
Shares withheld for taxes	(5,834)	(8,798)
Accretion of series A convertible preferred stock	—	(82)
Dividends on series A convertible preferred stock	(4,718)	(4,512)
Stock-based compensation	40,088	46,962
Balance, end of period	3,271,064	3,657,934

Treasury stock:
Balance, beginning of period	(80,000)	(80,000)
Balance, end of period	(80,000)	(80,000)

Accumulated other comprehensive income (loss):
Balance, beginning of period	(2,172)	3,834
Net unrealized loss on investments	(11,701)	(1,795)
Balance, end of period	(13,873)	2,039

Accumulated deficit:
Balance, beginning of period	(1,898,055)	(2,814,196)
Effect of adoption of ASU 2020-06	202,308	—
Net loss	(92,014)	(50,646)
Balance, end of period	(1,787,761)	(2,864,842)

Total stockholders' equity, ending balances	$1,389,430	$715,131

Series A convertible preferred stock:
Balance, beginning of period	$419,404	$401,050
Series A convertible preferred stock issuance costs	—	(82)
Accretion of series A convertible preferred stock	—	82
Dividends on series A convertible preferred stock	4,718	4,512
Balance, end of period	$424,122	$405,562

See accompanying notes to condensed consolidated financial statements

MANDIANT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(92,014)	$(50,646)
Less: income from discontinued operations	—	35,809
Loss from continuing operations	(92,014)	(86,455)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	17,505	23,770
Stock-based compensation	38,310	33,401
Non-cash interest expense related to convertible senior notes	1,074	11,384
Deferred income taxes	62	(126)
Loss (gain) on disposal of property and equipment	21	(103)
Other	354	37
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	42,104	13,409
Prepaid expenses and other assets	(1,375)	4,528
Accounts payable	4,173	5,314
Accrued liabilities	(1,721)	2,730
Accrued compensation	(18,918)	(12,389)
Deferred revenue	(10,339)	(3,963)
Other long-term liabilities	(2,571)	(7,109)
Net cash used in operating activities - continuing operations	(23,335)	(15,572)
Net cash provided by operating activities - discontinued operations	—	36,433
Net cash provided by (used in) operating activities	(23,335)	20,861
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(9,002)	(5,627)
Purchases of short-term investments	(441,153)	(339,801)
Proceeds from maturities of short-term investments	107,226	176,755
Business acquisitions, net of cash acquired	—	49
FireEye Products business sale transaction costs	(735)	—
Lease deposits	307	457
Net cash used in investing activities - continuing operations	(343,357)	(168,167)
Net cash used in investing activities - discontinued operations	—	(4,392)
Net cash used in investing activities	(343,357)	(172,559)

MANDIANT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of share repurchases	(11,483)	—
Series A convertible preferred stock issuance costs	—	(82)
Payment related to shares withheld for taxes	(5,834)	(8,798)
Proceeds from exercise of equity awards	1,518	1,097
Net cash used in financing activities	(15,799)	(7,783)
Net change in cash and cash equivalents	(382,491)	(159,481)
Cash and cash equivalents, beginning of period	1,154,458	673,234
Cash and cash equivalents held for sale, beginning of period	—	3,220
Cash and cash equivalents held for sale, end of period	—	(3,220)
Cash and cash equivalents, end of period	$771,967	$513,753
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$912	$2,149
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment in accounts payable and accrued liabilities	$4,122	$2,676
FireEye Products business divestiture transaction costs in accounts payable and accrued liabilities	$2,663	$—
Dividend on series A convertible preferred stock	$4,718	$4,512
Accretion of series A convertible preferred stock	$—	$82
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
Mandiant, Inc. and its wholly owned subsidiaries (collectively, the “Company”, “Mandiant”, “we”, “us” or “our”) provide intelligence-based cybersecurity solutions and services that allow organizations to prepare for, prevent, investigate, respond to and remediate cyber-attacks, including attacks that target on-premise, cloud and critical infrastructure environments.
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
On March 7, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Google LLC (“Google”) and Dupin Inc., a wholly owned subsidiary of Google (“Merger Sub”), pursuant to which and subject to the terms and conditions of which, Google has agreed to acquire us in an all-cash transaction by way of a merger of Merger Sub with and into Mandiant, Inc. (the “Merger”), with Mandiant, Inc. surviving the merger as a wholly owned subsidiary of Google.
Under the Merger Agreement, subject to the terms and conditions thereof, at the effective time of the Merger, each issued and outstanding share of Mandiant’s common stock (except as otherwise set forth in the Merger Agreement) will be canceled and automatically converted into the right to receive $23.00 in cash, without interest and less any applicable withholding taxes.
Completion of the Merger is subject to the satisfaction (or waiver where permissible pursuant to applicable law) of certain terms and conditions set forth in the Merger Agreement, including (i) adoption of the Merger Agreement by the holders of our common stock and convertible preferred stock (on an as-converted to common stock basis), voting together as a single class; (ii) the absence of an injunction, judgment, order or other legal restraint, law or any action of any governmental authority preventing, materially restraining or materially impairing the consummation of the Merger or the conversion of our convertible preferred stock into common stock in connection with the Merger; and (iii) the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the regulatory laws of certain non-United States jurisdictions. The Merger is expected to close in calendar year 2022, subject to the satisfaction (or waiver where permissible pursuant to applicable law) of certain conditions. Upon consummation of the Merger, Mandiant’s common stock will no longer be listed on any public market.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of our Current Report on Form 8-K filed on March 9, 2022 and incorporated by reference herein.
On August 4, 2021, we acquired Intrigue Corp. (“Intrigue”), a privately-held company, for cash consideration of approximately $12.3 million. Intrigue's attack surface management technology will be integrated into the Mandiant Advantage platform, enabling organizations to discover, monitor and manage risk across their entire attack surface.
On June 2, 2021, we announced a stock repurchase program for the repurchase of up to $500 million of our common stock. There is no expiration date on this authorization, and we may suspend, amend or discontinue the repurchase program at any time. We did not repurchase any of our common stock during the three months ended March 31, 2022. As of March 31, 2022, we had cumulatively repurchased 16.8 million shares of our common stock for $300.0 million, at an average repurchase price of approximately $17.81 per share. The repurchases were recorded to additional paid-in capital as we are in an accumulated net deficit position.
On May 29, 2021, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we agreed to sell the FireEye Products business to Magenta Buyer LLC (“Trellix”), which is backed by a consortium led by Symphony Technology Group (“STG”), in exchange for total cash consideration of $1.2 billion and assumption of certain assets and liabilities of the FireEye Products business as specified in the Purchase Agreement. As a result, the FireEye Products business was classified as discontinued operations in our condensed consolidated financial statements and excluded from continuing operations for all historical periods presented. The transaction closed on October 8, 2021.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Mandiant, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year. The balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date but does not include all information required by U.S. GAAP for annual consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Summary of Significant Accounting Policies
Our accounting policies are set forth in Note 1 to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021. We include herein certain updates to those policies.
Discontinued Operations
If the disposal of the component of an entity (or group of components) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, it meets the criteria for discontinued operations. The results of discontinued

operations, as well as any gain or loss on the disposal transaction, are presented separately, net of tax, from the results of continuing operations for all historical periods presented. The revenue and expenses included in the results of discontinued operations are the revenue and direct operating expenses incurred by the discontinued component that may be reasonably segregated from the revenue and costs of the ongoing operations of the Company. The operating results from discontinued operations have been included in our condensed consolidated financial statements. The condensed consolidated statement of cash flows presents cash flows from continuing operations along with cash flows from discontinued operations within each cash flow statement category.
See Note 2, “Discontinued Operations,” contained in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Convertible Senior Notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS) and includes the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards.
The Company adopted ASU 2020-06 on January 1, 2022, using the modified retrospective basis. Adoption resulted in a $202.3 million decrease to the opening balance of accumulated deficit, $271.5 million decrease to the opening balance of additional paid-in capital, and $69.1 million increase to the opening balance of the Convertible Senior Notes, net on the condensed consolidated balance sheet.
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard requires an acquiring entity to apply Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities in a business combination in a manner consistent with how the acquiree recognized and measured them in its preacquisition financial statements. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in an interim period. We are currently evaluating the timing and overall impact of this standard on our condensed consolidated financial statements.
2. Discontinued Operations
On May 29, 2021, we entered into the Purchase Agreement, pursuant to which we agreed to sell the FireEye Products business to Trellix in exchange for total cash consideration of $1.2 billion. The transaction closed on October 8, 2021.
The following table summarizes the results of the discontinued operations for the three months ended March 31, 2021 (in thousands):

Three Months Ended March 31, 2021
MAJOR LINE ITEMS CONSTITUTING NET INCOME
Revenue from discontinued operations	$131,659
Cost of revenue	27,801
Research and development	27,421
Sales and marketing	37,644
Other expense, net	2,660
Net income from discontinued operations before income taxes	$36,133
Provision for income taxes	324
Net income from discontinued operations, net of income taxes	$35,809

At the closing of the sale of the FireEye Products business on October 8, 2021, we entered into a Transition Services Agreement (“TSA”) with Trellix. The TSA is designed to ensure and facilitate an orderly transfer of business operations. The services provided by us under the TSA will run up to 18 months following the closing, subject to the ability of Trellix to earlier terminate any such services. Income for the TSA was $13.3 million and expenses were $11.9 million for the three months ended March 31, 2022 and was recorded as part of other income, net, in our condensed consolidated statements of operations. No revenues or expenses were incurred for the TSA for the three months ended March 31, 2021, as the TSA was not in effect during this period.
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
The following table presents our assets measured at fair value on a recurring basis using the above input categories (in thousands):

	As of March 31, 2022				As of December 31, 2021
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$90,902	$—	$—	$90,902	$309,468	$—	$—	$309,468
Commercial Paper	—	210,572	—	210,572	—	179,964	—	179,964
Corporate notes and bonds	—	6,001	—	6,001	—	8,194	—	8,194
U.S. Treasuries	—	9,999	—	9,999	—	149,998	—	149,998
Total cash equivalents	90,902	226,572	—	317,474	309,468	338,156	—	647,624
Short-term investments:
Certificates of deposit	—	6,939	—	6,939	—	6,814	—	6,814
Commercial paper	—	80,583	—	80,583	—	9,994	—	9,994
Corporate notes and bonds	—	686,665	—	686,665	—	649,408	—	649,408
U.S. Treasuries	—	337,779	—	337,779	—	157,342	—	157,342
U.S. Government agencies	—	247,139	—	247,139	—	215,781	—	215,781
Total short-term investments	—	1,359,105	—	1,359,105	—	1,039,339	—	1,039,339
Total assets measured at fair value	$90,902	$1,585,677	$—	$1,676,579	$309,468	$1,377,495	$—	$1,686,963
Additionally, we have a restructuring liability related to certain real estate facilities which was calculated based on the present value of future non-lease payments, discounted at a rate commensurate with our current cost of financing as well as external ratings. This non-recurring fair value measurement is considered to be a Level 3 measurement due to the use of significant unobservable inputs. To the extent that actual sublease income or the timing of subleasing these facilities is different than initial estimates, we will adjust the restructuring liability in the period during which such information becomes known. See Note 7, “Restructuring Charges,” contained in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item I of this Quarterly Report on Form 10-Q for a reconciliation of this liability.
We measure certain assets, including goodwill and intangible assets, at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets.

The estimated fair value of the Convertible Senior Notes was determined to be $1.1 billion as of March 31, 2022 and $1.0 billion as of December 31, 2021, based on quoted market prices. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

4. Investments
Our investments consisted of the following (in thousands):

	As of March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalent	Short-Term Investments
Certificates of deposit	$7,057	$9	$(127)	$6,939	$—	$6,939
Commercial paper	291,409	—	(254)	291,155	210,572	80,583
Corporate notes and bonds	699,403	89	(6,826)	692,666	6,001	686,665
U.S. Treasuries	349,803	2	(2,027)	347,778	9,999	337,779
U.S. Government agencies	251,370	2	(4,233)	247,139	—	247,139
Total	$1,599,042	$102	$(13,467)	$1,585,677	$226,572	$1,359,105

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Certificates of deposit	$6,814	$21	$(21)	$6,814	$—	$6,814
Commercial paper	189,958	6	(6)	189,958	179,964	9,994
Corporate notes and bonds	658,317	626	(1,341)	657,602	8,194	649,408
U.S. Treasuries	307,634	—	(294)	307,340	149,998	157,342
U.S. Government agencies	216,437	1	(657)	215,781	—	215,781
Total	$1,379,160	$654	$(2,319)	$1,377,495	$338,156	$1,039,339
The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2022
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$4,984	$(127)	$—	$—	$4,984	$(127)
Commercial paper	291,155	(254)	—	—	291,155	(254)
Corporate notes and bonds	489,487	(6,124)	101,712	(702)	591,199	(6,826)
U.S. Treasuries	287,789	(2,024)	4,998	(3)	292,787	(2,027)
U.S. Government agencies	152,680	(3,369)	79,418	(864)	232,098	(4,233)
Total	$1,226,095	$(11,898)	$186,128	$(1,569)	$1,412,223	$(13,467)

	As of December 31, 2021
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$4,846	$(21)	$—	$—	$4,846	$(21)
Commercial paper	99,975	(6)	—	—	99,975	(6)
Corporate notes and bonds	454,374	(1,334)	7,576	(7)	461,950	(1,341)
U.S. Treasuries	207,341	(294)	—	—	207,341	(294)
U.S. Government agencies	200,795	(642)	9,985	(15)	210,780	(657)
Total	$967,331	$(2,297)	$17,561	$(22)	$984,892	$(2,319)

Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis.
The following table summarizes the contractual maturities of our investments as of March 31, 2022 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$848,503	$846,244
Due within one to three years	523,967	512,861
Total	$1,372,470	$1,359,105
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
At the beginning of 2021, we held an 11.0% ownership interest in a privately held company, which was accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the privately held company. The investment was fully written off as of March 31, 2021 and no gains or losses were recorded during the three months ended March 31, 2022. We were informed that substantially all of the assets of the privately held company were sold during the three months ended March 31, 2021 and that the privately held company was dissolved after the first anniversary of the asset sale. None of the proceeds of the sale were paid to us or other shareholders of the privately held company in respect of their stock holdings.

5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Computer equipment and software	$107,473	$98,163
Leasehold improvements	20,904	21,002
Furniture and fixtures	5,915	6,026
Machinery and equipment	16	16
Total property and equipment	134,308	125,207
Less: accumulated depreciation and amortization	(81,518)	(78,878)
Total property and equipment, net	$52,790	$46,329
During the three months ended March 31, 2022 and 2021, we capitalized $12.7 million and $3.7 million, respectively, of software development costs primarily related to our platform and cloud subscription offerings as well as transformation costs related to our quote-to-cash and enterprise resource planning systems. Amortization expense related to capitalized software development costs during the three months ended March 31, 2022 and 2021 was $3.1 million and $3.0 million, respectively.
Depreciation and amortization expense related to property and equipment during the three months ended March 31, 2022 and 2021 was $4.8 million and $8.6 million, respectively.
Refer to Note 7, “Restructuring Charges,” regarding facilities-related write-offs.
6. Business Combinations
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
Intangible assets consist primarily of developed technology. Intangible assets attributable to developed technology include a combination of patented and unpatented technology, trade secrets, computer software and research processes that represent the foundation for the existing and planned new solutions to facilitate the generation of new content.
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
Goodwill and Purchased Intangible Assets
There were no changes to the carrying amount of goodwill during the three months ended March 31, 2022.
Purchased intangible assets consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Developed technology	$150,893	$150,893
Content	158,700	158,700
Customer relationships	112,360	112,360
Contract backlog	13,200	13,200
Trade names	17,720	17,720
Non-competition agreements	1,100	1,100
Total intangible assets	453,973	453,973
Less: accumulated amortization	(383,155)	(374,462)
Total net intangible assets	$70,818	$79,511
Amortization expense of intangible assets during the three months ended March 31, 2022 and 2021 was $8.7 million and $11.1 million, respectively.

The expected future annual amortization expense of intangible assets as of March 31, 2022 is presented below (in thousands):

Years Ending December 31,	Amount
2022 (remaining nine months)	$25,746
2023	29,421
2024	10,566
2025	5,085
Total	$70,818

7. Restructuring Charges
The following table sets forth the restructuring balance as of March 31, 2022 related to previous restructuring activities and a summary of restructuring activities during the three months ended March 31, 2022 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2021	$479	$4,228	$4,707
Provision for restructuring charges	—	502	502
Cash payments	(449)	(941)	(1,390)
Other adjustments	(21)	(57)	(78)
Balance, March 31, 2022	$9	$3,732	$3,741
The remainder of the restructuring balance of $3.7 million at March 31, 2022 is primarily composed of non-cancelable non-lease costs. The total restructuring charges during the three months ended March 31, 2022 of $1.0 million include $0.5 million of cash charges related to the provision for restructuring charges and $0.5 million of non-cash loss on disposal related to the early exit of company facilities as well as right-of-use asset write-offs.

8. Leases
We have operating leases primarily for corporate offices. Our leases have remaining lease terms of one to eleven years, some of which include options to extend the leases for up to five years, and some of which include options to terminate within one year. We do not include renewal options in our lease terms in calculating our lease liability, as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these renewal options at the time of the lease commencement.
The components of lease expenses were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease costs	2,909	$3,591
Short-term lease costs	762	298
Sublease income	(223)	(223)
Total net lease costs	$3,448	$3,666
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of March 31, 2022	As of December 31, 2021
Operating leases:
Operating lease right-of-use assets, net	$28,462	$25,768

Operating lease liabilities, current	$14,928	$13,306
Operating lease liabilities, non-current	53,993	52,132
Total operating lease liabilities	$68,921	$65,438

Weighted average remaining lease term (in years)	6.6	6.8
Weighted average discount rate	5.9%	6.0%

Supplemental cash flow and other information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,261	$4,814

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$5,238	$11,683
Cash flows of operating lease liabilities are as follows (in thousands):

Years Ending December 31,	Amount
2022 (remaining nine months)	$11,844
2023	13,971
2024	12,678
2025	11,876
2026	11,327
2027 and thereafter	21,114
Total lease payments	82,810
Less: imputed interest	(13,889)
Total lease obligations	68,921
Less: current lease obligations	(14,928)
Long-term lease obligations	$53,993
As of March 31, 2022, we had an additional operating lease commitment that had not yet commenced of $0.4 million for an office lease. The operating lease will commence in the second quarter of 2022 with lease term of 3 years.

9. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Platform, cloud subscription and managed services, current	$168,692	$170,733
Professional services, current	134,165	136,878
Total deferred revenue, current	302,857	307,611
Platform, cloud subscription and managed services, non-current	94,911	100,285
Professional services, non-current	2,221	2,432
Total deferred revenue, non-current	97,132	102,717
Total deferred revenue	$399,989	$410,328

Changes in the balance of deferred revenue for the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Deferred revenue, beginning of period	$410,328	$284,253
Billings for the period	119,805	110,726
Revenue recognized	(130,144)	(114,688)
Deferred revenue, end of period	$399,989	$280,291
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods (“backlog”). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our condensed consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $400.0 million in deferred revenue and $4.9 million in backlog.
We expect the amount of backlog relative to the total value of our contracts will change from year to year due to several factors, including the amount invoiced early in the contract term, the timing and duration of customer agreements, varying invoicing cycles of agreements and changes in customer financial circumstances. Accordingly, we believe that fluctuations in backlog are not always a reliable indicator of future revenues and we do not utilize backlog internally as a key management metric.
We expect to recognize these remaining performance obligations as follows (in percentages):

	Total	Less than 1 year	1-2 years	2-3 years	More than 3 years
Deferred revenue	100%	76%	16%	7%	1%
Backlog	100%	48%	31%	20%	1%

10. Convertible Senior Notes
Convertible Senior Notes due 2024
On May 24, 2018, we issued $525.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (the “2024 Notes”) in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). In addition, on June 5, 2018, we issued an additional $75.0 million aggregate principal amount of the 2024 Notes pursuant to the full exercise of the initial purchasers' option to purchase additional 2024 Notes, in a private placement exempt from the registration requirements of the Securities Act. The net proceeds from the offerings, after deducting the initial purchasers' discount of approximately $15.0 million and the issuance costs of approximately $0.6 million, were $584.4 million. We used (i) approximately $330.4 million of the net proceeds to repurchase approximately $340.2 million in aggregate principal amount outstanding of the Series A Notes (as defined below) in negotiated transactions with institutional investors and (ii) approximately $65.2 million of the net proceeds from the offering of the 2024 Notes to enter into capped call transactions (the “Capped Calls”).
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
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes on each such trading day;
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
Holders may also require us to repurchase the 2024 Notes if we undergo a “fundamental change,” as defined in each indenture governing the 2024 Notes, at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
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
As of March 31, 2022, none of the conditions permitting holders to convert their 2024 Notes had been satisfied and no shares of our common stock had been issued in connection with any conversions of the 2024 Notes. Based on the closing price of our common stock of $22.31 per share on March 31, 2022, the conversion value of the 2024 Notes was less than the principal amount of the 2024 Notes outstanding on a per 2024 Note basis.
In accordance with accounting for debt with conversions and other options at the time of the transaction, we bifurcated the principal amount of the 2024 Notes into liability and equity components. The initial liability component of the 2024 Notes was valued at $458.3 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 5.5% with the equity component representing the residual amount of the proceeds of $141.7 million, which was recorded as a debt discount. Issuance costs were allocated pro rata based on the relative initial carrying amounts of the liability and equity components. As a result, transaction costs of $0.5 million and $0.1 million and initial purchasers' discount of $11.5 million and $3.5 million were attributable to the liability component and equity component of the 2024 Notes, respectively. The debt discount and the issuance costs allocated to the liability component are amortized as additional interest expense over the term of the 2024 Notes using the effective interest method as noted in the table below.
Effective January 1, 2022, the Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contract on an Entity's Own Equity. As a result of adoption, the conversion option and allocated issuance costs totaling $138.1 million previously attributable to the equity component will no longer be presented in equity. Similarly, the debt discount, which is equal to the carrying value of the embedded conversion feature upon issuance, will no longer be amortized into income as interest expense over the life of the instrument. This resulted in a $77.2 million decrease to the opening balance of accumulated deficit, a $138.1 million decrease to the opening balance of additional paid-in capital, and a $60.9 million increase to the opening balance of the Convertible senior notes, non-current, net on the condensed consolidated balance sheet.

The liability and equity components of the 2024 Notes consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
	2024 Notes	2024 Notes
Liability component:
Principal	$600,000	$600,000
Less: 2024 Notes discounts and issuance costs, net of amortization	(5,661)	(67,196)
Net carrying amount	$594,339	$532,804

Equity component, net of issuance costs	$—	$138,064
The unamortized issuance costs as of March 31, 2022 will be amortized over a weighted-average remaining period of approximately 2.2 years.
Interest expense related to the 2024 Notes consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
	2024 Notes	2024 Notes
Coupon interest	$1,313	$1,313
Amortization of 2024 Notes discounts and issuance costs	650	6,271
Total interest expense recognized	$1,963	$7,584

Effective interest rate on the liability component	1.3%	6.0%
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
Convertible Senior Notes due 2035
In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the “Series A Notes”) and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the “Series B Notes” and together with the Series A Notes, the “2035 Notes”, and the 2035 Notes, together with the 2024 Notes, the “Convertible Senior Notes”) in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act. The net proceeds after the initial purchasers' discount of $23.0 million and issuance costs of $0.5 million from the 2035 Notes were $896.5 million. The Series A Notes and Series B Notes bear interest at 1.000% per year and 1.625% per year, respectively, payable semiannually in arrears on June 1 and December 1 of each year. The 2035 Notes mature on June 1, 2035, unless earlier repurchased, redeemed or converted.
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
We may be required by holders of the 2035 Notes to repurchase all or any portion of their 2035 Notes at 100% of the principal amount plus accrued and unpaid interest, on each of June 1, 2025 and June 1, 2030, in the case of the Series A Notes, and each of June 1, 2022, June 1, 2025 and June 1, 2030 in the case of the Series B Notes. Holders may also require us to repurchase the 2035 Notes if we undergo a “fundamental change,” as defined in each indenture governing the 2035 Notes, at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.
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
In accordance with accounting for debt with conversions and other options at the time of the transaction, we allocated the principal amount of the 2035 Notes into liability and equity components. We also allocated the total amount of initial purchasers' discount and transaction costs incurred to the liability and equity components using the same proportions as the proceeds from the 2035 Notes. Transaction costs of $0.4 million and $0.1 million and initial purchasers' discount of $17.6 million and $5.4 million were attributable to the liability component and equity component of the 2035 Notes, respectively.
Effective January 1, 2022, the Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contract on an Entity's Own Equity. As a result of adoption, the conversion option and allocated issuance costs totaling $133.4 million previously attributable to the equity component will no longer be presented in equity. Similarly, the debt discount, which is equal to the carrying value of the embedded conversion feature upon issuance, will no longer be amortized into income as interest expense over the life of the instrument. This resulted in a $125.1 million decrease to the opening balance of accumulated deficit, a $133.4 million decrease to the opening balance of additional paid-in capital, and a $8.2 million increase to the opening balance of the Convertible senior notes, non-current, net on the condensed consolidated balance sheet.
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
As of March 31, 2022, $23.4 million aggregate principal amount of the Series A Notes remained outstanding.
The liability and equity components of the remaining portion of 2035 Notes consisted of the following (in thousands):

	As of March 31, 2022		As of December 31, 2021
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$23,436	$460,000	$23,436	$460,000
Less: 2035 Notes discount and issuance costs, net of amortization	—	(283)	—	(8,970)
Net carrying amount	$23,436	$459,717	$23,436	$451,030

Equity component, net of issuance costs	$—	$—	$15,559	$117,834
The unamortized discounts and issuance costs as of March 31, 2022 will be amortized over a weighted-average remaining period of approximately 0.2 years.
Interest expense for the three months ended March 31, 2022 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended March 31, 2022
	Series A Notes	Series B Notes
Coupon interest	$59	$1,869
Amortization of 2035 Notes discount and issuance costs	—	424
Total interest expense recognized	$59	$2,293

Effective interest rate on the liability component	1.0%	2.0%
Interest expense for the three months ended March 31, 2021 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended March 31, 2021
	Series A Notes	Series B Notes
Coupon interest	$59	$1,869
Amortization of 2035 Notes discount and issuance costs	—	5,113
Total interest expense recognized	$59	$6,982

Effective interest rate on the liability component	1.0%	6.5%
Prepaid Forward Stock Purchase
In connection with the issuance of the 2035 Notes, we also entered into privately negotiated prepaid forward transactions (the “Prepaid Forwards”) with one of the initial purchasers of the 2035 Notes (the “Forward Counterparty”), pursuant to which we paid approximately $150.0 million. The amount of the Prepaid Forward entered into in connection with the issuance of the Series A Notes was equivalent to approximately 1.6 million shares which was settled on June 3, 2020. The amount of the Prepaid Forward entered into in connection with the issuance of the Series B Notes was equivalent to approximately 1.8 million shares which is to be settled on or around June 1, 2022, subject to any early settlement, in whole or in part, of such Prepaid Forward. Such Prepaid Forward is intended to facilitate privately negotiated derivative transactions by which investors in the Series B Notes will be able to hedge their investment in the Series B Notes. In the event we pay any cash dividends on our common stock, the Forward Counterparty will pay an equivalent amount back to us.
The related shares were accounted for as a repurchase of common stock and are presented as Treasury Stock in the unaudited condensed consolidated balance sheets. On June 3, 2020, we retired approximately 1.6 million shares delivered under the Prepaid Forward entered into in connection with the issuance of the Series A Notes. The remaining approximately 1.8 million shares of common stock purchased under the Prepaid Forward entered into in connection with the issuance of the Series B Notes are excluded from weighted-average shares outstanding for basic and diluted EPS purposes although they remain legally outstanding.
11. Commitments and Contingencies
Letters of Credit
We were party to letters of credit totaling $3.3 million and $3.1 million as of March 31, 2022 and December 31, 2021, respectively, issued primarily in support of operating leases for our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Purchase Obligations
As of March 31, 2022, we had approximately $37.2 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In situations where we have received delivery of the goods or services as of March 31, 2022 under purchase orders outstanding as of the same date, such amounts are reflected in the condensed consolidated balance sheet as accounts payable or accrued liabilities and are excluded from the $37.2 million.
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
On November 3, 2021, an alleged shareholder filed an action against the Company and our board of directors, alleging a violation of Delaware General Corporation Law Sec. 271 and breaches of fiduciary duty in connection with our sale of the FireEye Products business. The lawsuit seeks a declaratory judgment, a shareholder vote, and attorneys’ fees, as well as other relief. The action was filed in the Court of Chancery of the State of Delaware under the caption Altieri v. Mandiant, Inc., et al., No. 2021-0946. The defendants filed a motion to dismiss on January 14, 2022. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
On April 1, 2022, a purported Mandiant stockholder filed a complaint in the U.S. District Court for the Southern District of New York against the Company and our board of directors, captioned Stein v. Mandiant, Inc., et al., No. 1:22-cv-02697. On April 4, 2022, a purported Mandiant stockholder filed a complaint in the U.S. District Court for the Southern District of New York against the Company and our board of directors, captioned O’Dell v. Mandiant, Inc., et al., No. 1:22-cv-02782. On April 5, 2022, a purported Mandiant stockholder filed a complaint in the U.S. District Court for the Southern District of New York against the Company and our board of directors, captioned Banda v. Mandiant, Inc., et al., No. 1:22-cv-02805. On April 6, 2022, a purported Mandiant stockholder filed a complaint in the U.S. District Court for the Eastern District of New York against the Company and our board of directors, captioned Whitfield v. Mandiant, Inc., et al., No. 1:22-cv-01973. On April 8, 2022, a purported Mandiant stockholder filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against the Company and our board of directors, captioned Waterman v. Mandiant, Inc., et al., No. 2:22-cv-01400. On April 10, 2022, a purported Mandiant stockholder filed a complaint in the U.S. District Court for the Eastern District of New York against the Company and our board of directors, captioned Farley v. Mandiant, Inc., et al., No. 1:22-cv-02045. On April 11, 2022, a purported Mandiant stockholder filed a complaint in the U.S. District Court for the Southern District of New York against the Company and our board of directors, captioned Boncore v. Mandiant, Inc., et al., No. 1:22-cv-02988. On May 5, 2022, a purported Mandiant stockholder filed a complaint in the U.S. District Court for the Eastern District of New York against the Company and our board of directors, captioned Cornelius v. Mandiant, Inc., et al., No. 1:22-cv-02589. We refer to the complaints referenced in this paragraph collectively as the “Complaints.”
The Complaints assert claims against all defendants under Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in Mandiant’s proxy statement and against the individual defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false or misleading statements. The allegations in the Complaints include that the proxy statement omitted material information regarding Mandiant’s financial projections, the analyses performed by Goldman Sachs, the sales process leading up to the merger, potential conflicts of interest involving Mandiant insiders, and potential conflicts of interest involving Goldman Sachs. The Complaints seek, among other relief, (1) to enjoin defendants from consummating the merger; (2) to rescind the merger or recover damages, if the merger is completed; (3) declaratory relief; and (4) attorneys’ fees and costs. Management believes the claims are without merit. Additional lawsuits arising out of the merger may be filed in the future. No assurances can be made as to the outcome of such lawsuits or the Complaints. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
For a more detailed description of litigation in connection with the merger, see the section of our 2022 proxy statement captioned “The Merger—Litigation Relating to the Merger.”
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through March 31, 2022, there have been no claims under any indemnification provisions.
12. Redeemable Convertible Preferred Stock
On November 18, 2020, we entered into a Securities Purchase Agreement with BTO Delta Holdings DE L.P., an investment vehicle of funds affiliated with The Blackstone Group Inc., and a Securities Purchase Agreement with ClearSky Security Fund I LLC and ClearSky Power & Technology Fund II LLC (together, the “Series A Securities Financing Agreements”). Pursuant to the Series A Securities Financing Agreements, on December 11, 2020 we issued and sold 400,000 shares of a newly designated 4.5% Series A Convertible Preferred Stock (“Series A Preferred Stock”), par value $0.0001 per share at a price of $1,000 per share, for an aggregate purchase price of $400.0 million. We intend to use the net proceeds from the issuance and sale to fund acquisitions, buybacks of our common stock, and for working capital purposes.
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
The Holder has the right, at its option, to convert its Series A Preferred Stock, in whole or in part, into fully paid and non-assessable shares of our common stock at a conversion price equal to $17.25 per share subject to certain customary adjustments in the event of certain adjustments to our common stock. The conversion price was equal to $17.25 per share as of March 31, 2022. After the third anniversary of December 11, 2020, subject to certain conditions, we may, at our option, require conversion of all of the outstanding shares of Series A Preferred Stock to Common Stock if, for at least 20 trading days during the 30 consecutive trading days immediately preceding the date we notify the Holders of the election to convert, the closing price of our common stock is at least 175% of the conversion price.
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
We have applied the guidance in ASC 480‑10‑S99‑3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and have therefore classified the Series A Preferred Stock as mezzanine equity. The Series A Preferred Stock was recorded outside of stockholders’ deficit because it is probable that the shares will be redeemed at the option of the Holders and that redemption option is not solely within the Company's control. Upon issuance, we elected to record the Series A Preferred Stock at redemption value. As such, we recognized $0.1 million of accretion as of December 31, 2021. We did not recognize any accretion on Series A Preferred Stock during the three months ended March 31, 2022.
We accrued $4.7 million of dividends on the Series A Preferred Stock during the three months ended March 31, 2022. The cumulative dividend accrued on the Series A Preferred Stock as of March 31, 2022 was $24.1 million. Accrued dividends are recorded against additional paid-in capital due to the Company being in an accumulated deficit position.
13. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share, of which 400,000 shares of Series A Preferred Stock were issued and outstanding as of March 31, 2022 and December 31, 2021.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of March 31, 2022 and December 31, 2021. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our board of directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.
We had reserved shares of common stock for issuance as follows (in thousands):

	As of March 31, 2022	As of December 31, 2021
Reserved under stock award plans	48,263	39,476
Convertible senior notes	33,856	33,856
Convertible preferred stock	24,587	24,313
Employee Stock Purchase Plan (ESPP)	6,474	4,156
Total	113,180	101,801

14. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan (“2013 Plan”) since our initial public offering (“IPO”) in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our board of directors or compensation committee of our board of directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Approximately 24.6 million shares and 18.4 million shares of our common stock were reserved for future grants as of March 31, 2022 and December 31, 2021, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our

ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of approximately 6.5 million shares and 4.2 million shares of common stock were available for future issuance as of March 31, 2022 and December 31, 2021, respectively, under our ESPP.
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
Stock Option Activity
A summary of the activity for our stock option changes during the reporting period and a summary of information related to options outstanding and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2021	2,018	$8.61	5.0	$25,664
Exercised	(356)	4.26		5,257
Cancelled	(94)	44.16
Balance — March 31, 2022	1,568	7.48	5.5	27,612
Options exercisable — March 31, 2022	1,094	$9.84	4.7	$17,991
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
Restricted Stock Award (“RSA”) and Restricted Stock Unit (“RSU”) Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting periods and a summary of information related to unvested restricted common stock, RSAs and RSUs, including those expected to vest based on the achievement of a performance condition, are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2021	19,023	$18.48	1.4	$333,674
Granted	6,866	16.39
Vested	(2,755)	17.23
Cancelled	(1,021)	18.18
Unvested balance — March 31, 2022	22,113	17.87	1.9	439,340
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — March 31, 2022	1,758	$18.19	1.9	$39,220
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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP for the offering periods beginning in May 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Fair value of common stock	$16.97 - $22.33	$13.06 - $15.03
Risk-free interest rate	0.04% - 0.24%	0.09% - 0.18%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Volatility	50% - 62%	48% - 68%
Dividend yield	—%	—%
Stock-based compensation expense related to stock options, ESPP and restricted stock unit awards, relating to continuing operations, is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of platform, cloud subscription and managed services revenue	$3,616	$2,814
Cost of professional services revenue	7,339	5,186
Research and development	9,194	8,423
Sales and marketing	10,631	9,890
General and administrative	7,530	7,088
Total	$38,310	$33,401
As of March 31, 2022, total compensation cost related to stock-based awards not yet recognized was $356.5 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.8 years.
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
We recognized a provision for income taxes of $0.8 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. The provision for income taxes was primarily comprised of income taxes in foreign jurisdictions and withholding taxes, offset by tax benefits from business combinations.
16. Net Loss per Share
Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and options. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for continuing operations for the three months ended March 31, 2022 and 2021, all potentially issuable common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Loss from continuing operations	$(92,014)	$(86,455)
Net income from discontinued operations	—	35,809
Net loss	(92,014)	(50,646)
Dividend on series A convertible preferred stock	(4,718)	(4,512)
Accretion of series A convertible preferred stock	—	(82)
Net loss attributable to common stockholders	$(96,732)	$(55,240)
Denominator:
Weighted average number of shares outstanding—basic and diluted	230,584	234,740
Net loss per share attributable to common stockholders, basic and diluted:
Continuing operations	$(0.42)	$(0.39)
Discontinued operations	—	0.15
Total net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.24)

The following outstanding options, unvested shares and units, ESPP shares, shares issuable upon the conversion of the Convertible Senior Notes, convertible preferred stock and shares contingently issuable were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2022	2021
Options to purchase common stock	1,568	3,153
Unvested restricted stock awards and units	22,113	28,418
Convertible preferred stock	24,587	23,511
Convertible senior notes	33,856	33,856
ESPP shares	490	669

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

18. Segment and Major Customers Information
Disaggregation of revenue by geography
We conduct business globally and are primarily managed on a geographic basis. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information presented on a consolidated basis accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We define our regions as United States (“U.S.”), Europe, the Middle East, and Africa (“EMEA”), Asia Pacific and Japan (“APAC”), and all remaining geographies (primarily Latin America and Canada) included in Others. There are no segment managers who are held accountable for operations, operating results, and plans for levels, components, or types of solutions or services below the consolidated unit level. Accordingly, we are considered to be a single reportable segment and operating unit structure.
As discussed in Note 2, the results of product and related subscription and support revenue during the three months ended March 31, 2021 have been included in discontinued operations due to the sale of the FireEye Products business to Trellix.
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021	2022	2021
	U.S.		EMEA		APAC		Other
Platform, cloud subscription and managed services	$36,937	$37,174	$9,758	$8,577	$7,566	$7,532	$3,368	$2,716
Professional services	48,413	40,622	11,364	8,440	6,562	4,171	6,176	5,456
Total revenue	$85,350	$77,796	$21,122	$17,017	$14,128	$11,703	$9,544	$8,172
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
The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended March 31,
	2022	2021
Platform, cloud subscription and managed services	$57,629	$55,999
Professional services	72,515	58,689
Total revenue	$130,144	$114,688
Long lived assets by geography
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of March 31, 2022	As of December 31, 2021
Property and equipment, net:
United States	$47,636	$42,116
International	5,154	4,213
Total property and equipment, net	$52,790	$46,329
For the three months ended March 31, 2022 and 2021, no customer represented 10% or greater of our total revenue.
As of March 31, 2022 and December 31, 2021, no customer represented 10% or greater of our net accounts receivable balance.

19. Subsequent Events
Between April 1, 2022 and May 5, 2022, inclusive, eight complaints seeking to enjoin the Merger and other relief were filed by purported Company stockholders against the Company and our board of directors. The complaints assert claims against all defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in the Company's proxy statement and against the individual defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. Management believes the claims are without merit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements regarding:
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
•our expectations, beliefs, plans, intentions and strategies related to our acquisition of Intrigue Corp. (“Intrigue”);
•our expectations, beliefs, plans, intentions and strategies related to our divestiture of the FireEye Products business to a consortium led by Symphony Technology Group (“STG”) including our expectations related to the transition services agreement and the impact of the divestiture on our remaining business;
•our expectations, beliefs, plans, intentions and strategies related to Mandiant’s acquisition by Google, including our expectations related to the expected closing;
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

Overview
Mandiant, Inc. and its wholly owned subsidiaries (collectively, the “Company”, “Mandiant”, “we”, “us”, or “our”) provide a broad portfolio of cybersecurity solutions and services that allow organizations to prepare for, prevent, respond to, investigate and remediate cyber-attacks. Our portfolio includes threat intelligence, security validation, attack surface management and automated alert investigation integrated in the Mandiant Advantage platform, managed services and consulting services.
On March 7, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Google LLC (“Google”) and Dupin Inc., a wholly owned subsidiary of Google (“Merger Sub”), pursuant to which and subject to the terms and conditions of which, Google has agreed to acquire us in an all-cash transaction by way of a merger of Merger Sub with and into Mandiant, Inc. (the “Merger”), with Mandiant, Inc. surviving the merger as a wholly owned subsidiary of Google.
Under the Merger Agreement, subject to the terms and conditions thereof, at the effective time of the Merger, each issued and outstanding share of Mandiant’s common stock (except as otherwise set forth in the Merger Agreement) will be canceled and automatically converted into the right to receive $23.00 in cash, without interest and less any applicable withholding taxes.
Completion of the Merger is subject to the satisfaction (or waiver where permissible pursuant to applicable law) of certain terms and conditions set forth in the Merger Agreement, including (i) adoption of the Merger Agreement by the holders of our common stock and convertible preferred stock (on an as-converted to common stock basis), voting together as a single class; (ii) the absence of an injunction, judgment, order or other legal restraint, law or any action of any governmental authority preventing, materially restraining or materially impairing the consummation of the Merger or the conversion of our convertible preferred stock into common stock in connection with the Merger; and (iii) the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the regulatory laws of certain non-United States jurisdictions. The Merger is expected to close in calendar year 2022, subject to the satisfaction (or waiver where permissible pursuant to applicable law) of certain conditions. Upon consummation of the Merger, Mandiant’s common stock will no longer be listed on any public market.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of our Current Report on Form 8-K filed on March 9, 2022 and incorporated by reference herein.
On October 8, 2021, we completed the previously announced sale of the FireEye Products business to Magenta Buyer LLC (“Trellix”), which is backed by a consortium led by Symphony Technology Group, in exchange for total cash consideration of $1.2 billion, subject to certain purchase price adjustments, and assumption of certain liabilities of the FireEye Products business as specified in the Asset Purchase Agreement, as amended by an Amendment to the Asset Purchase Agreement entered into on October 8, 2021. As a result, all historical periods presented in our condensed consolidated financial statements and other portions of this Quarterly Report on Form 10-Q have been conformed to present the FireEye Products business as discontinued operations.
In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a global pandemic. The pandemic has impacted, and could further impact, our operations and the operations of our customers as a result of quarantines, various local, state and federal government public health orders, facility and business closures, supply chain shortages, vaccination mandates, and travel and logistics restrictions. With our COVID-19 safety plans, work-from-home and return-to-office policies and restricted employee travel to essential, business-critical trips, we have been able to maintain strong customer relationships and deliver our technology-enabled managed and professional services to customers without interruption. As a result, we did not incur significant disruptions to our operations during the three months ended March 31, 2022 due to the pandemic.
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
We anticipate governments and businesses may take additional actions or extend existing actions to respond to the risks of the COVID-19 pandemic. We continue to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. Although we are unable to predict the impact of the COVID-19 pandemic, including any recurrence of the virus or its variants, on our business, results of operations, liquidity or capital resources at this time, we expect we may be negatively affected if the pandemic and related public health measures further result in substantial manufacturing or supply chain problems, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, delays in payment, or other ramifications from the COVID-19 pandemic. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in Part I, Item 1A of this Quarterly Report on Form 10-Q.
Our Business Model
We generate revenue from Mandiant Solutions. Pursuant to the sale of the FireEye Products business to a consortium led by STG, the revenue from the FireEye Products business has been included within discontinued operations in our condensed consolidated financial statements for all historical periods presented. We disaggregate our revenue from Mandiant Solutions into two main categories: (i) platform, cloud subscription and managed services and (ii) professional services. For the three months ended March 31, 2022 and 2021, platform, cloud subscription and managed services revenue as a percentage of total revenue was 44% and 49%, respectively. Revenue from professional services was 56% and 51% for the three months ended March 31, 2022 and 2021, respectively.
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
While our threat intelligence and automated defense modules are only available through the cloud, a portion of our revenue in the platform, cloud subscription and managed services category is derived from term licenses of our Security Validation module deployed on premise, and revenue from these sales is recognized when the license key is issued to the customer. Revenue from the sale of our on-premise Security Validation term licenses continues to decline as we encourage our new and existing customers to migrate their solution to the cloud-based Mandiant Advantage platform for greater flexibility and integration with our Threat Intelligence Attack Surface Management and Automated Defense modules. An increasing number of new Security Validation customers are purchasing subscriptions for the cloud-based Mandiant Advantage Security Validation module, and we expect an increasing number of Security Validation customers to renew on the cloud-based Mandiant Advantage module. Deferred revenue from platform, cloud and managed services as of March 31, 2022 and December 31, 2021 was $263.6 million and $271.0 million, respectively.
Professional services
In addition to our platform, cloud subscription and managed services, we offer professional services, including incident response and other strategic security consulting services, to our customers who have experienced a cybersecurity breach or desire assistance assessing and increasing the resilience of their IT environments to cyber-attack. The majority our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from professional services is recognized as services are delivered. Revenue from our expertise-on-demand subscription and some pre-paid professional services is deferred, and revenue is recognized when services are delivered. Deferred revenue from professional services as of March 31, 2022 and December 31, 2021 was $136.4 million and $139.3 million, respectively.
Discontinued Operations

Revenue from discontinued operations was generated primarily from sales of network, email, endpoint security, Helix SIEM and Cloudvisory solutions deployed on a customer's premises, either as an integrated security appliance or a distributed hybrid on-premise/private cloud configurations. As a single performance obligation, revenue from sales of appliance hardware and related subscriptions was recognized ratably over the contractual term, typically one to three years. Such contracts typically contained a material right of renewal option that allows the customer to renew their Dynamic Threat Intelligence (“DTI”) cloud and support subscriptions for an additional term at a discount to the original purchase price of the single performance obligation. For contracts that contained a material right of renewal option, the value of the performance obligation allocated to the renewal was recognized ratably over the period between the end of the initial contractual term and end of the estimated useful life of the related appliance and license. A small portion of our revenue in the product and related subscription and support revenue related to discontinued operations was derived from the sale of our network forensics appliances and our central management system appliances. These appliances were not dependent on regular security intelligence updates, and revenue from these appliances was therefore recognized when ownership was transferred to our customer, typically at shipment.
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

	Three Months Ended or as of
	March 31,
	2022	2021
Platform, cloud subscription and managed services revenue	$57,629	$55,999
Professional services revenue	72,515	58,689
Total revenue	$130,144	$114,688
Year-over-year percentage increase	13%	24%
Gross margin percentage	45%	48%
Deferred revenue (current and non-current)	$399,989	$280,291
Annualized recurring revenue	$287,041	$236,062
Billings (non-GAAP)	$119,805	$110,726
Net cash used in operating activities - continuing operations	$(23,335)	$(15,572)
Net cash provided by operating activities - discontinued operations	—	36,433
Net cash provided by (used in) operating activities	$(23,335)	$20,861
Free cash flow (non-GAAP) - continuing operations	$(32,337)	$(21,199)
Deferred revenue. Our deferred revenue consists of amounts that we have the right to invoice but have not yet been recognized into revenue as of the end of the respective period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. Our deferred revenue consists of the unamortized balance of deferred revenue from previously invoiced sales of our security validation platforms, threat intelligence, consulting services and managed detection and response services and excludes deferred revenue from discontinued operations. Invoiced amounts for such contracts can be for multiple years, and we classify our deferred revenue as current or non-current depending on when we expect to recognize the related revenue. If the deferred revenue is expected to be recognized within 12 months it is classified as current, otherwise, the deferred revenue is classified as non-current. A table for our deferred revenue is provided below (in thousands):

	As of March 31,
	2022	2021
Deferred revenue, current	$302,857	$221,478
Deferred revenue, non-current	97,132	58,813
Total deferred revenue	$399,989	$280,291
Annualized recurring revenue. Annualized recurring revenue (“ARR”) is an operating metric and represents the annualized revenue run-rate of active term licenses, subscriptions and managed services contracts at the end of a reporting period. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace revenue or deferred revenue. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates, and does not include revenue from consumption-based contracts or professional services except for service level agreement payments. We consider ARR a useful measure of the value of the recurring components of our business because it reflects both our ability to attract new customers for our solutions and our success at retaining and expanding our relationships with existing customers. Further, ARR is not impacted by variations in contract length, enabling more meaningful comparison to prior periods as we align our invoicing practices to growing customer preference for annual billing on multi-year contracts. A table for our ARR is provided below (in thousands):

	As of March 31,
	2022	2021
Platform, cloud subscription and managed services	$275,162	$228,856
Professional services	11,879	7,206
Total annualized recurring revenue	$287,041	$236,062
Billings. Billings are a non-GAAP financial metric that we define as revenue recognized in accordance with generally accepted accounting principles (“GAAP”) plus the change in deferred revenue from the beginning to the end of the period, excluding deferred revenue assumed through acquisitions. We monitor billings as a supplement to revenue (the corresponding GAAP measure), because billings impact our deferred revenue, which is an important indicator of the health and visibility of trends in our business and represents a significant percentage of future revenue. However, it is important to note that other companies, including companies in our industry, may not use billings, may define billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure. Additionally, the calculated billings metric represents the total contract value we have the right to invoice, which includes multi-year subscriptions to our solutions as well as commitments for future services engagements. Calculated billings are impacted by changes in average contract length, thereby reducing the usefulness of comparisons to prior periods. Unlike subscription revenue, which is recognized ratably over a contract term, services revenue is recognized when services are delivered, making calculated services billings less useful as a measure of current business activity. A reconciliation of billings to revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$130,144	$114,688
Add: deferred revenue, end of period	399,989	280,291
Less: deferred revenue, beginning of period	(410,328)	(284,253)
Billings (non-GAAP)	$119,805	$110,726
We have provided disaggregation of billings below (in thousands):

	Three Months Ended March 31,
	2022	2021
Platform, cloud subscription and managed services	$50,213	$52,335
Professional services	69,592	58,391
Billings (non-GAAP)	$119,805	$110,726
Net cash used in operating activities. We monitor net cash used in operating activities as a measure of our overall business performance. Our net cash used in operating activities performance is driven in large part by sales of our offerings in the platform, cloud subscription, managed services category and professional services and from up-front payments for both subscriptions and services. Monitoring net cash used in operating activities enables us to analyze our financial performance without the non-cash effects of certain items, such as depreciation, amortization and stock-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.
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

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities - continuing operations	$(23,335)	$(15,572)
Less: purchase of property and equipment	(9,002)	(5,627)
Free cash flow (non-GAAP) - continuing operations	$(32,337)	$(21,199)
Net cash used in investing activities - continuing operations	$(343,357)	$(168,167)
Net cash used in financing activities - continuing operations	$(15,799)	$(7,783)
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
We invest heavily in sales and marketing efforts to increase market awareness, educate prospective customers and drive adoption of our solutions and services. Additionally, our consultants use our technology in their engagements, allowing customers to witness the features and capabilities of our solutions in their IT environments. This market education is critical to creating new IT budget dollars or allocating more of existing IT budget dollars to cybersecurity in general and specifically our security validation and security automation solutions. The degree to which prospective customers recognize the mission critical need for our solutions will drive our ability to acquire new customers and increase renewals and follow-on sales opportunities, which, in turn, will affect our future financial performance.
Sales Productivity. Our sales organization consists of in-house sales teams who work in collaboration with external channel partners to identify new sales prospects, sell additional solutions, subscriptions and services, and provide post-sale support. Our direct sales teams are organized by territory to target large enterprise and government customers who typically have sales cycles that can last several months or more. We have also expanded our inside sales teams to work with channel partners to expand our customer base of small and medium enterprises, or SMEs, as well as manage renewals of subscription and support contracts.
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
Components of Operating Results
As a result of the sale of the FireEye Products business, all historical periods presented in this Form 10-Q have been conformed to present the FireEye Products business as discontinued operations. We report the financial results of discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. The results of operations and cash flows of a discontinued operation are restated for all comparative periods presented. Refer to Note 2, “Discontinued Operations,” to our condensed consolidated financial statements for further information.
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
•Platform, cloud subscription and managed services revenue. The majority of our platform, cloud subscription and managed services revenue is generated from sales of subscriptions to our Mandiant Advantage platform and modules (security validation, threat intelligence, and automated defense) and to our managed services that are delivered through the cloud and are recognized over the term of the contract. A small portion of our security validation platform licenses deployed on premise, historically, were recognized when the license key was issued to the customer. Beginning January 1, 2022, due to a change in product licensing that requires all licenses (deployed on premise or in the cloud) to connect to the cloud-based Mandiant Advantage platform in order to be functional, revenue related to all security validation platform licenses is recognized over the contract term.
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
•Cost of professional services revenue. Cost of professional services revenue primarily consists of personnel costs for our services organization and allocated overhead costs. If sales of our professional services decline or we are unable to maintain our chargeability or billing rates, our cost of professional services revenue may increase as a percentage of professional services revenue.
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
Although the FireEye Products business revenue is included in discontinued operations for the three months ended March 31, 2021, indirect overhead costs are not allocated to the discontinued operations as they are not direct costs of the FireEye Product business, resulting in a decrease in gross margins.
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
Operating expenses for continuing operations include the full cost of resources shared by Mandiant solutions and the FireEye Products business. We are reimbursed for the cost of shared resources associated with supporting the FireEye Products business under the Transition Services Agreement (“TSA”). These costs are not included in operating expenses and are instead included in other income and expense.
•Research and development. Research and development expense consists primarily of personnel costs and allocated overhead. Research and development expense also includes certain costs associated with delivering our threat intelligence through our Mandiant Advantage platform that were included in cost of goods sold before the Mandiant Advantage platform became generally available. We expect research and development expense to increase in terms of absolute dollars and slightly decrease as a percentage of total revenue.
•Sales and marketing. Sales and marketing expense consists primarily of personnel costs, incentive commission costs and allocated overhead. Commission costs are capitalized and amortized over the expected period of benefit, taking into consideration the pattern of transfer to which the asset relates and the expected renewal period. When commissions paid for initial contracts are higher than those paid for renewal contracts, the initial commissions are not commensurate and as such, are recognized over the expected period of benefit, which we generally estimate to be four years. Renewal commissions are generally amortized over the renewal period.
Sales and marketing expense also includes costs for market development programs, promotional and other marketing activities, travel, and outside consulting costs. These costs are recognized as incurred. We expect sales and marketing expense to increase in absolute dollars and decrease slightly as a percentage of total revenue.
•General and administrative. General and administrative expense consists of personnel costs, professional service costs and allocated overhead. General and administrative personnel include our executive, finance, human resources, facilities and legal organizations. Professional service costs consist primarily of legal, auditing, accounting and other consulting costs. We expect general and administrative expense to remain relatively flat in terms of absolute dollars and decrease as a percentage of total revenue.
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
Interest Expense
Interest expense consists primarily of interest at the stated rate (coupon) and amortization of discounts and issuance costs relating to our convertible notes. We expect interest expense to decrease as a result of the expected repurchase of our Series B Notes in June of 2022 as well as due to the adoption of ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity as of January 1, 2022 as described in Note 1 to the accompanying condensed consolidated financial statements.
Other Income, Net
Other income, net, includes gains or losses on the disposal of fixed assets, gains or losses from our equity-method investment, gains or losses on the extinguishment of convertible notes, foreign currency re-measurement gains and losses and foreign currency transaction gains and losses. We expect other income, net, to fluctuate primarily as a result of foreign exchange rate movements.
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
Net Income (Loss) from Discontinued Operations
As more fully described in Note 2 to the accompanying condensed consolidated financial statements, on October 8, 2021, we completed the sale of the FireEye Products business and received approximately $1.2 billion in cash. As a result, the historical results of operations for the FireEye Products business have been included within discontinued operations in our condensed consolidated financial statements.
Results of Operations
The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	2022		2021
	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars in thousands)
Revenue:
Platform, cloud subscription and managed services	$57,629	44%	$55,999	49%
Professional services	72,515	56	58,689	51
Total revenue	130,144	100	114,688	100
Cost of revenue:
Platform, cloud subscription and managed services	30,121	23	26,613	23
Professional services	42,081	32	32,472	28
Total cost of revenue	72,202	55	59,085	52
Total gross profit	57,942	45	55,603	48
Operating expenses:
Research and development	44,461	34	41,905	37
Sales and marketing	69,409	53	61,213	53
General and administrative	32,413	25	25,351	22
Restructuring charges	1,040	1	—	—
Total operating expenses	147,323	113	128,469	112
Operating loss	(89,381)	(69)	(72,866)	(64)
Interest income	1,751	1	1,644	1
Interest expense	(4,314)	(3)	(14,624)	(13)
Other income, net	719	1	571	—
Loss before income taxes from continuing operations	$(91,225)	(70)	$(85,275)	(74)
Provision for income taxes	789	1	1,180	1
Loss from continuing operations	$(92,014)	(71)	$(86,455)	(75)
Net income from discontinued operations, net of income taxes	—	—	35,809	31
Net loss	$(92,014)	(71)%	$(50,646)	(44)%

Comparison of the Three Months Ended March 31, 2022 and 2021
Continuing operations
Revenue

	Three Months Ended March 31,
	2022		2021		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Platform, cloud subscription and managed services	$57,629	44%	$55,999	49%	$1,630	3%
Professional services	72,515	56	58,689	51	13,826	24
Total revenue	$130,144	100%	$114,688	100%	$15,456	13%

Revenue by geographic region:
U.S.	$85,350	66%	$77,796	68%	$7,554	10%
EMEA	21,122	16	17,017	15	4,105	24
APAC	14,128	11	11,704	10	2,424	21
Other	9,544	7	8,171	7	1,373	17
Total revenue	$130,144	100%	$114,688	100%	$15,456	13%
Platform, cloud subscription and managed services revenue increased by $1.6 million, or 3%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in platform, cloud subscription and managed services revenue reflected increased recognition of deferred revenue associated with sales of the threat intelligence and security validation modules of the Mandiant Advantage platform and our Managed Defense managed security service, partially offset by a decrease in up-front revenue recognized on our on-premise security validation solution, which was recognized ratably during the three months ended March 31, 2022.
Professional services revenue increased by $13.8 million, or 24%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by an increase in number of engagements enabled by an increase in professional services personnel and an increase in chargeability and billable hours as compared to the same period in 2021.
Our international revenue increased $7.9 million, or 21%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase primarily reflects an increase in the number of professional services engagements in all international regions compared to prior periods as well as slight growth in sales of our platform, cloud subscription and managed services.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2022		2021		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Platform, cloud subscription and managed services	$30,121		$26,613		$3,508	13%
Professional services	42,081		32,472		9,609	30
Total cost of revenue	$72,202		$59,085		$13,117	22%
Gross margin:
Platform, cloud subscription and managed services		48%		52%
Professional services		42%		45%
Total gross margin		45%		48%
The cost of platform, cloud subscription and managed services revenue increased by $3.5 million, or 13%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in cost of platform, cloud subscription and managed services revenue was primarily due to an increase of $3.0 million in payroll costs due to an increase in headcount as well as annual salary increases, an increase of $0.9 million pertaining to hosting services, an increase of $0.8 million in stock-based compensation, an increase of $0.4 million in consulting costs and an increase of$0.3 million in software costs, partially offset by a $0.8 million decrease in shared services, such as facility and IT support costs from our restructuring and cost optimization plans.
The cost of professional services revenue increased by $9.6 million, or 30%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in cost of professional services revenue was primarily due to an increase of $7.4 million in payroll due to an increase in headcount as well as annual salary increases, an increase of $2.2 million in stock-based compensation expense, an increase of $1.5 million related to technology fees and fleet support pertaining to our reseller agreement with Trellix, which was not in place during the three months ended March 31, 2021, an increase of $0.6 million in travel expense to support the increase in customer engagements and an increase of $0.4 million in consulting costs, partially offset by a $2.4 million decrease in shared services, such as facility and IT support costs from our restructuring and cost optimization plans.
Gross margin percentage decreased 3 percentage points during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Operating Expenses

	Three Months Ended March 31,
	2022		2021		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$44,461	34%	$41,905	37%	$2,556	6%
Sales and marketing	69,409	53	61,213	53	8,196	13
General and administrative	32,413	25	25,351	22	7,062	28
Restructuring charges	1,040	1	—	—	1,040	100
Total operating expenses	$147,323	113%	$128,469	112%	$18,854	15%
Includes stock-based compensation expense of:
Research and development	$9,194		$8,423
Sales and marketing	10,631		9,890
General and administrative	7,530		7,088
Total	$27,355		$25,401
Research and Development
Research and development expense increased by $2.6 million, or 6%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to an increase of $2.4 million in employee costs due to an increase in headcount as well as annual salary increases, an increase of $2.9 million in consulting expenses and an increase of $0.8 million in stock-based compensation expense, partially offset by a $3.9 million decrease in shared services, such as facility and IT support costs from our restructuring and cost optimization plans.
Sales and Marketing
Sales and marketing expense increased by $8.2 million, or 13%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to an increase of $5.7 million in commission and employee expenses due to an increase in headcount, and an increase of $4.5 million in marketing program expense and company rebranding costs, partially offset by a $2.1 million decrease in intangible amortization.
General and Administrative
General and administrative expense increased by $7.1 million, or 28%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to an increase of $4.6 million in consulting and professional services expense and an increase of $2.3 million in employee costs primarily due to retention bonuses and annual salary increases.

Restructuring Charges
During the three months ended March 31, 2022, we incurred restructuring charges of approximately $1.0 million, which primarily related to the provision for restructuring charges as well as certain facilities exit costs and right-of-use asset write-offs. We did not incur restructuring charges during the three months ended March 31, 2021.
Interest Income

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Interest income	$1,751	$1,644	$107	7%
Interest income increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due primarily to a higher rate of return on balances in our cash and cash equivalents and investments.
Interest Expense

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Interest expense	$4,314	$14,624	$(10,310)	(71)%
Interest expense decreased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which eliminates the debt discount amortization in 2022. Interest expense pertains primarily to interest accrued as well as the amortization of issuance costs related to our convertible notes.
Other Income, Net

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Other income, net	$719	$571	$148	26%
Other income, net, increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to billing of services under the TSA related to the sale of the FireEye Products business. We recognize any difference between the cost to support the TSA and any billings for our services rendered under the TSA in other income, net.
Provision for Income Taxes

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Provision for income taxes	$789	$1,180
Effective tax rate	(0.9)%	(1.4)%
The provision for income taxes decreased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in the provision for income taxes for the three months ended March 31, 2022 was primarily due to lower foreign taxes and a decrease in unfavorable tax adjustments from business combinations in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Discontinued Operations

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Net income from discontinued operations	$—	$35,809	$(35,809)	(100)%
On October 8, 2021, we completed the sale of the FireEye Products business and received approximately $1.2 billion in cash. As a result, the historical results of operations for the FireEye Products business have been included within discontinued operations in our condensed consolidated financial statements. See Note 2, contained in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.
There was no net income from discontinued operations during the three months ended March 31, 2022 as the sale of the FireEye Products business was completed in the fourth quarter of 2021.

Liquidity and Capital Resources

	As of
	March 31, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$771,967	$1,154,458
Short-term investments	$1,359,105	$1,039,339

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash used in operating activities - continuing operations	$(23,335)	$(15,572)
Net cash provided by operating activities - discontinued operations	—	36,433
Net cash provided by (used in) operating activities	(23,335)	20,861
Net cash used in investing activities - continuing operations	(343,357)	(168,167)
Net cash used in investing activities - discontinued operations	—	(4,392)
Net cash used in investing activities	(343,357)	(172,559)
Net cash used in financing activities	(15,799)	(7,783)
Net decrease in cash and cash equivalents	$(382,491)	$(159,481)
As of March 31, 2022, our cash and cash equivalents of $772.0 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $87.6 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2022 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
On August 4, 2021, we announced the acquisition of Intrigue, a privately-held company, for consideration of approximately $12.3 million in cash.
On May 29, 2021, we entered into an Asset Purchase Agreement, pursuant to which we agreed to sell the FireEye Products business to a consortium led by STG in exchange for total cash consideration of $1.2 billion and assumption of certain liabilities of the FireEye Products business as specified in the Asset Purchase Agreement. The proceeds were received when the transaction closed on October 8, 2021.
Our principal sources of liquidity are existing cash and cash equivalents and short-term investments and any cash inflow from operations, which we believe will be sufficient to meet our anticipated cash needs for at least the next 12 months. While we have experienced delays in collections which we attribute to the COVID-19 pandemic, we believe we will be able to manage liquidity to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the efficiency of our marketing and sales activities, the introduction of new and enhanced product and service offerings, the cost of any future acquisitions of technology or businesses, and the continuing market acceptance of our services. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Under the terms of the Merger Agreement, we have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without Google’s consent, including: acquiring businesses and disposing of significant assets, making capital expenditures in excess of those as set forth in a capital expenditure budget provided to Google prior to execution of the Merger Agreement, issuing additional capital stock or securities convertible into capital stock, or incurring additional indebtedness. We do not believe these restrictions will prevent us from meeting our ongoing operating expenses, working capital needs, or capital expenditure requirements.
Operating Activities
During the three months ended March 31, 2022, our operating activities used cash of $23.3 million. We incurred a net loss of $92.0 million, which included net non-cash expenses of $57.3 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible notes. Our net change in operating assets and liabilities provided cash of $11.4 million, which primarily related to cash sourced from a reduction in accounts receivable of $42.1 million due to collections of billings made near the end of the prior year and an increase in accounts payable and accrued liabilities of $2.5 million, partially offset by a decrease in accrued compensation of $18.9 million primarily due to payments of prior year commissions and a reduction of commission rates pertaining to existing customer contract renewals, a decrease in deferred revenue of $10.3 million, a decrease in other long-term liabilities of $2.6 million and an increase in prepaid expenses and other assets of $1.4 million.
During the three months ended March 31, 2021, our operating activities from continuing operations used cash of $15.6 million. We incurred a loss from continuing operations of $86.5 million, which included net non-cash expenses of $68.4 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible notes. Our net change in operating assets and liabilities provided cash of $2.5 million, primarily related to cash sourced from a reduction in accounts receivable of $13.4 million due to increased collections, an increase in accounts payable and accrued liabilities of $8.0 million and a decrease in prepaid expenses and other assets of $4.5 million, partially offset by a decrease in accrued compensation of $12.4 million, a decrease in other long-term liabilities of $7.1 million and a decrease in deferred revenue of $4.0 million. Cash provided by operating activities from discontinued operations was $36.4 million.
Investing Activities
Cash used in investing activities during the three months ended March 31, 2022 was $343.4 million. This was primarily due to $333.9 million net spending on short-term investments as purchases exceeded maturities and sales and $9.0 million used for capital expenditures to purchase property and equipment.
Cash used in investing activities from continuing operations during the three months ended March 31, 2021 was $168.2 million. This was primarily due to $163.0 million net spending on short-term investments as purchases exceeded maturities and sales and $5.6 million used for capital expenditures to purchase property and equipment. Cash used in investing activities from discontinued operations was $4.4 million.
Financing Activities
During the three months ended March 31, 2022, financing activities used $15.8 million in cash, primarily for prior year share repurchases of $11.5 million that settled in the current year and payment related to shares withheld for taxes of $5.8 million, partially offset by $1.5 million received from exercises of employee stock options.
During the three months ended March 31, 2021, financing activities used $7.8 million in cash, primarily for payment related to shares withheld for taxes of $8.8 million, partially offset by $1.1 million received from exercises of employee stock options.
Contractual Obligations and Commitments
There have been no significant changes to our contractual obligations and commitments discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 except for those disclosed in Note 10 Convertible Senior Notes and Note 11 Commitments and Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item I of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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
Summary of Significant Accounting Policies
Discontinued Operations
If the disposal of the component of an entity (or group of components) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, it meets the criteria for discontinued operations. The results of discontinued operations, as well as any gain or loss on the disposal transaction, are presented separately, net of tax, from the results of continuing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by the discontinued segment that may be reasonably segregated from the costs of the ongoing operations of the Company. The operating results for historical periods have been included in discontinued operations in our condensed consolidated statements of operations. The condensed consolidated statement of cash flows presents combined cash flows from continuing operations with cash flows from discontinued operations within each cash flow statement category for all historical periods presented.
See Note 2, “Discontinued Operations,” contained in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.
Recent Accounting Pronouncements
See Note 1, “Description of Business and Summary of Significant Accounting Policies,” contained in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item I of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee, British Pound Sterling, Japanese Yen and Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which British voters approved an exit from the European Union (“EU”), commonly referred to as “Brexit.” This resulted in an adverse impact to currency exchange rates, notably the British Pound Sterling which experienced a sharp decline in value compared to the U.S. dollar and other currencies. Continued volatility in currency exchange rates is expected as the U.K. negotiates its exit from the EU, which could result in greater transaction gains or losses in our statement of operations.
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at March 31, 2022 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $2.1 billion and $2.2 billion as of March 31, 2022 and December 31, 2021, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions, the U.S. Treasury and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to our investment policies which limit the duration of our short-term investments. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as the Series A Notes, Series B Notes and 2024 Notes have fixed interest rates of 1.000%, 1.625% and 0.875%, respectively. The fair value of our convertible notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of March 31, 2022, the fair value of our convertible notes was approximately $1.1 billion.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the “Litigation” subheading in Note 11 Commitments and Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. Please see page 30 of this Quarterly Report on Form 10-Q for a discussion of forward-looking statements that are qualified by these risk factors. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.
Summary of Risks Related to the Proposed Merger with Google
•The consummation of the Merger with Google is contingent upon the satisfaction of a number of conditions, including stockholder and regulatory approvals, that may be outside of our or Google’s control and that we and Google may be unable to satisfy or obtain or that may delay the consummation of the Merger or cause the parties to abandon the Merger or may impose conditions that could have an adverse effect on us.
•Failure to complete, or delays in completing, the proposed merger with Google could materially and adversely affect our results of operations and our stock price.
•While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our financial condition, operating results, and business.
•Uncertainty about the Merger may adversely affect relationships with our customers, business partners and employees, whether or not the Merger is completed.
•As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Google following the completion of the Merger.
•The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect a business combination with us.
•Litigation has arisen, and more could arise, in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business.
Summary of General Risks
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
Risks Related to Our Proposed Merger with Google
The consummation of the Merger with Google is contingent upon the satisfaction of a number of conditions, including stockholder and regulatory approvals, that may be outside of our or Google’s control and that we and Google may be unable to satisfy or obtain or that may delay the consummation of the Merger or cause the parties to abandon the Merger or may impose conditions that could have an adverse effect on us.
Consummation of the Merger is contingent upon the satisfaction of a number of conditions, some of which are beyond our and Google’s control, including, among others:
•the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock and convertible preferred stock (on an as-converted to common stock basis), voting together as a single class;
•the expiration or termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;
•the receipt of all antitrust and foreign investment approvals, clearances and consents and expirations of waiting periods relating to the Merger and the conversion of our convertible preferred stock in various jurisdictions throughout Europe, the Middle East and Asia; and
•the filing of merger notification with the appropriate regulators in various jurisdictions throughout Europe, the Middle East and Asia, and the receipt of regulatory clearances.
On March 21, 2022, Mandiant and Google filed the Notification and Report Forms required under the HSR Act with the Department of Justice (the “DOJ”) and the Federal Trade Commission. On April 20, 2022, Mandiant and Google each received a request for additional information (together, the “Second Request”) from the DOJ in connection with the DOJ’s review of the Merger. The issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both Mandiant and Google have substantially complied with the Second Request, unless the waiting period is terminated earlier by the DOJ or extended by agreement of Mandiant and Google.
Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including:
•subject to certain exceptions, the accuracy of the representations and warranties of the other party; and
• performance in all material respects by the other party of its obligations under the Merger Agreement.
These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, each of Google and Mandiant may terminate the Merger Agreement under certain specified circumstances, including but not limited to, (i) if the Merger is not consummated by 11:59 p.m., Pacific time, on March 7, 2023 (as such date may be extended in accordance with the terms of the Merger Agreement) or (ii) if the required approval of our stockholders is not obtained. In addition, Google may terminate the Merger Agreement if our board of directors changes its recommendation to our stockholders to vote in favor of the adoption of the Merger Agreement. If the Merger Agreement is validly terminated, we may be required to pay to Google a termination fee of $197,000,000 under certain circumstances.
We and Google may also be subject to lawsuits challenging the Merger, and adverse rulings in these lawsuits may delay or prevent the Merger from being completed or require us or Google to incur significant costs to defend or settle these lawsuits. Any delay in completing the Merger could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected time frame.
Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.
Failure to complete, or delays in completing, the proposed merger with Google could materially and adversely affect our results of operations and our stock price.
Consummation of the Merger is subject to certain closing conditions and a number of the conditions are not within our control, and may prevent, delay, or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure stockholders that we will be able to successfully consummate the proposed Merger as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the proposed Merger to be consummated include, but are not limited to, the following:
•under some circumstances, we may be required to pay a termination fee to Google of $197,000,000;
•we will remain liable for significant transaction costs, including legal, accounting, financial advisory, and other costs relating to the Merger regardless of whether the Merger is consummated;
•the trading price of our common stock may decline to the extent that the current market price for our common reflects a market assumption that the Merger will be completed;
•the attention of our management may be diverted to the Merger;
•the potential loss of customers and business partners and the elongation of sales cycles with current and potential customers during the pendency of the Merger as our customers and partners may be uncertain about doing business with us;
•we could be subject to litigation related to any failure to complete the Merger;
•the potential loss of key personnel during the pendency of the Merger as our officers and employees may be uncertain about their future roles with us following completion of the Merger; and
•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions, and these restrictions could harm our future business and financial results if the Merger is not consummated.
The occurrence of any of these events individually or in combination could materially harm our business, results of operations, financial condition, and the price of our common stock.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our financial condition, operating results, and business;
During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our financial condition, operating results, and business, including:
•the possibility of disruption to our business and operations resulting from the announcement and pendency of the Merger, including diversion of management attention and resources;

•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•our inability to freely issue securities, incur indebtedness, declare or authorize any dividend or distribution, or make certain material capital expenditures without Google’s approval;
•our inability to solicit other acquisition proposals during the pendency of the Merger;
•the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Merger, which may materially and adversely affect our financial condition; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.
If any of these effects were to occur, it could materially and adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Merger is completed.
Uncertainty about the Merger may adversely affect relationships with our customers, business partners and employees, whether or not the Merger is completed.
In response to the announcement of the Merger, our existing or prospective customers and business partners may:
•delay, defer, or cease purchasing our products, or additional seats or features from, or providing products or services to us, or purchase products and services from other providers;
•terminate their relationships with us;
•delay or defer other decisions concerning us; or
•seek to change the terms on which they do business with us.
Any such delays or changes to terms could materially harm our business.
Losses of customers, business partners and employees or other important strategic relationships could have a material adverse effect on our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals or approval of our stockholders.
As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Google following the completion of the Merger.
As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or decide that they do not want to continue their employment. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Google following the completion of the Merger. Losses of officers or employees could materially harm our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals or the approvals of our stockholders. We may also experience challenges in hiring new employees during the pendency of the Merger, or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations. If the Merger is consummated, Mandiant may be less attractive to current and prospective employees, which could harm the business and prospects of the Company.
The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect a business combination with us.
Unless and until the Merger Agreement is terminated in accordance with its terms, subject to certain specified exceptions, we are not permitted to solicit alternative business combination transactions and, subject to certain exceptions, engage in discussions or negotiations regarding an alternative business combination transaction. Such restrictions could discourage or deter a third party that may be willing to pay more than Google for our outstanding common stock from considering or proposing such an acquisition of our company.
Litigation has arisen, and more could arise, in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention, and otherwise materially harm our business.

As of the date of this Quarterly Report on Form 10-Q, eight complaints have been filed by purported Mandiant stockholders, each of which seeks to enjoin the Merger and other relief. The complaints assert claims against all defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in our proxy statement and against the individual defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. Management believes the allegations in the complaints are without merit. Additional lawsuits arising out of the Merger may be filed in the future. See Note 11, “Litigation” under “Commitments and Contingencies,” contained in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.
Regardless of the outcome of any litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may materially adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners, or otherwise materially harm our operations and financial performance.
The ability to complete the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or could cause either party to abandon the Merger.
Completion of the Merger is conditioned upon, among other things, the expiration or termination of the required waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of all other required pre-closing approvals, consents or clearances under antitrust laws of certain specified jurisdictions or in connection with foreign investment laws. The relevant regulatory agencies may condition their approval of the Merger on Google’s or our agreement to various requirements, limitations or costs, or require divestitures or place restrictions on the conduct of the company’s business following the Merger. We cannot provide any assurance that we or Google will obtain the necessary approvals. In addition, these requirements, limitations, costs, divestitures or restrictions may result in the delay or abandonment of the Merger.
Risks Related to the Sale of the FireEye Products Business
If we are unsuccessful at executing our business plan and necessary transition activities following the sale of the FireEye Products business, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.
On October 8, 2021, we completed the sale of the FireEye Products business to Magenta Buyer LLC (“Trellix”), which is backed by a consortium led by Symphony Technology Group. This and other operational transitions have involved turnover in management and other key personnel and changes in our strategic direction. Transitions of this type can be disruptive, result in the loss of focus and diminished employee morale and make the execution of business strategies more difficult. We also paid one-time separation costs, a portion of which was paid with proceeds from the transaction. We have also entered into a transition services agreement (the “TSA”) under which we currently provide assistance to Trellix including, but not limited to, business support services and IT services that have historically been provided to the FireEye Products business. We may experience delays in the anticipated timing of activities related to such transitions and higher than expected or unanticipated execution costs. If we do not succeed in executing on these transition activities while achieving our cost optimization goals, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business. Even if we are successful at executing the transition of the FireEye Products business, the divestiture may not enhance long-term stockholder value as anticipated.
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
We have incurred operating losses each year since our inception, including net losses of $96.7 million and $55.2 million during the three months ended March 31, 2022 and 2021 respectively, relating to our Mandiant Solutions business. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.
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
In addition, we cannot assure you that any limitation of liability provisions in our customer agreements, contracts with third-party vendors and service providers or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. Furthermore, in the event that a customer suffers a security breach or incident, we could be subject to claims based on a misunderstanding of the scope of our contractual warranties. While our insurance policies include liability coverage for certain of these matters, if we experienced a widespread security breach or other incident that impacted a significant number of our customers to whom we owe indemnity obligations, we could be subject to indemnity claims or other damages that exceed our insurance coverage. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any future claim will not be excluded or otherwise be denied coverage by any insurer. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results and reputation.
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
•the cost and potential outcomes of future litigation, including, without limitation, the lawsuits described under the “Litigation” subheading in Note 11 Commitments and Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q;
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
From time to time, we are and may become subject to legal proceedings and claims, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, intellectual property claims, or securities class actions or other claims related to our sale of the FireEye Products business or any volatility in the trading price of our common stock. For example, on July 13, 2021, an alleged stockholder filed an action against the Company, seeking inspection of certain books and records pursuant to Section 220 of the Delaware General Corporation Law. On July 26, 2021, the parties filed a stipulation that the Company is not obligated to respond to the complaint at this time. The lawsuit was voluntarily dismissed on November 3, 2021. Also on November 3, 2021, the same alleged stockholder filed another action against the Company and its board of directors, alleging a violation of Delaware General Corporation Law Sec. 271 and breaches of fiduciary duty in connection with our sale of the FireEye Products business. The defendants filed a motion to dismiss on January 14, 2022.
Additionally, we are party to lawsuits filed in connection with the Merger, and more may be filed. As of the date of this Quarterly Report on Form 10-Q, eight complaints have been filed by purported Mandiant stockholders, each of which seeks to enjoin the Merger and other relief. The complaints assert claims against all defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in our proxy statement and against the individual defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. Management believes the allegations in the complaints are without merit. Additional lawsuits arising out of the Merger may be filed in the future.
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
We are highly dependent upon a variety of IT systems to operate our business. In order to continue to support our growth and scale as a SaaS company, we are making significant technological upgrades to our information systems. We are in the process of implementing a new quote-to-cash (“QTC”) system and a new enterprise resource planning (“ERP”) system which we expect to complete in the next twelve months, and are updating processes to perform various functions and improve on the efficiency of our global business. This is a complicated, lengthy and expensive process that will result in a diversion of resources from other operations. Continued execution of the project plan, or a divergence from it, may result in cost overruns, project delays or business interruptions. In addition, divergence from our project plan could negatively impact the timing and/or extent of benefits we expect to achieve from the system and process efficiencies. Failure to properly or adequately address any unaccounted for or unforeseen issues in successfully replacing our legacy systems could negatively impact the company’s ability to perform necessary business operations, manage our administrative costs, or perform under the TSA, any of which could adversely affect our reputation, competitive position, business, results of operations and financial condition.
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
Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our condensed consolidated financial statements. The implementation of our planned new ERP system in the next twelve months will also require the transformation of business and financial processes, and any such changes involves risks, including potential transaction errors, processing inefficiencies and loss of data. If the transition to our planned new ERP system is not successful, and the new system and new processes do not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected and our ability to assess it adequately could be further impacted. If difficulties in implementing the new ERP system or related processes result in a material weakness in our internal control over financial reporting, a failure to remediate the material weakness could also negatively impact our ability to prepare our future financial statements in conformity with GAAP. If we experience ongoing disruptions with such implementation and/or are unable to remediate any such material weakness, such events could have a material adverse effect on our reputation, competitive position, business, results of operations and financial condition.
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
A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data and other information. Evolving and changing definitions of personal data and personal information within the European Union (“EU”), the United States, and elsewhere, especially relating to classification of Internet Protocol addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting technology alliance partners that may involve the sharing of data. Data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
For example, the EU General Data Protection Regulation (“GDPR”), which became fully effective on May 25, 2018, imposes more stringent data protection requirements than previously effective EU data protection law and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR requires, among other things, that personal data only be transferred outside of the EU to certain jurisdictions, including the United States, if steps are taken to legitimize those data transfers. We historically relied on the EU-U.S. and Swiss-U.S. Privacy Shield programs, and the use of standard contractual clauses approved by the European Commission (the “SCCs”), to legitimize these transfers. Both the EU-U.S. Privacy Shield and the SCCs have been subject to legal challenge, however, and on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield framework that had been in place since 2016, which allowed companies like us to meet certain European legal requirements for the transfer of personal data from the European Economic Area (“EEA”) to the U.S., and imposed additional obligations on companies when relying on the SCCs. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield on similar grounds. This CJEU decision and related developments may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and may even require ad hoc verification of measures taken with respect to data flows. The CJEU decision requires us to take additional steps to legitimize any impacted personal data transfers, including in connection with the use of the SCCs, with the full impact of such decision uncertain at this time. The European Commission published new SCCs in June 2021, which are required to be implemented over time. The CJEU decision and related developments could result in increased costs of compliance and limitations on our customers and us. More generally, as a result of the CJEU decision or related developments, we may find it necessary or desirable to modify our data handling practices and policies and to implement additional contractual and technical safeguards, and our practices relating to cross-border transfers of data or other data handling practices, or those of our customers and vendors, may be challenged. We also may be required to engage in additional contractual negotiations. As a result of these factors, our business, financial condition and operating results may be adversely impacted. Certain other countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
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
Further, the United Kingdom (“U.K.”) exited the EU, commonly referred to as “Brexit,” on January 31, 2020, subject to a transition period ending December 31, 2020. Brexit could lead to further legislative and regulatory changes. The U.K. has implemented legislation that substantially implements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. Aspects of U.K. data protection laws and regulations, however, including with respect to the role of the U.K. Information Commissioner’s Office and regulation of data transfers to and from the U.K. in the medium to longer term, remain unclear. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. Additionally, the U.K. published new standard contractual clauses for use with respect to personal data transfers outside of the U.K., effective March 21, 2022, that are required to be implemented over time. We cannot fully predict how U.K. data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the U.K. will be regulated. We may find it necessary or appropriate to make additional changes to the way we process data and otherwise conduct our business within, and transmit data to and from, the U.K, and may be required to implement new contractual and technical safeguards and to engage in additional contractual negotiations. Some countries also are considering or have enacted legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services or require us to change our policies and practices.
California enacted legislation in 2018, the California Consumer Privacy Act (“CCPA”), that became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Aspects of the CCPA and its interpretation remain unclear. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., as observed with the Virginia Consumer Data Protection Act, enacted March 2021 and which becomes effective January 1, 2023, the Colorado Privacy Act, enacted in June 2021 and which takes effect on July 1, 2023, and the Utah Consumer Privacy Act, enacted in March 2022 and which takes effect on December 31, 2023. We cannot fully predict the impact of the CCPA or these other state laws on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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
•political and economic instability in some countries, such as those caused by the 2016 U.S. presidential election, the withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” and the Russian invasion of Ukraine;
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
Our solutions are subject to U.S. export controls and trade and economic sanctions, specifically the Commerce Department Export Administration Regulations (“EAR”) and regulations enforced by the Office of Foreign Assets Control. We incorporate standard encryption algorithms into many of our solutions, which, along with the underlying technology, may be exported outside of the U.S. only with the required export authorizations, including by license, license exception or other appropriate government authorizations, which may require the filing of a classification request and/or annual and semi-annual reporting. Additionally, our current or future solutions may be classified under the EAR or as defense articles subject to the United States International Traffic in Arms Regulations (“ITAR”). Most of our solutions have been classified under the EAR and are generally exportable without needing a specific license, under an EAR exception for encryption software. If a solution, or component of a solution, is classified under the ITAR, or is ineligible for the EAR encryption exception, then those solutions could be exported outside the United States only if we obtain the applicable export license or qualify for a different license exception. In certain contexts, the services we provide might be classified as defense services subject to the ITAR separately from the solutions we provide. Compliance with the EAR, ITAR, and other applicable regulatory requirements regarding the export of our solutions, including new releases of our solutions and/or the performance of services, may create delays in the introduction of our solutions in non-U.S. markets, prevent our customers with non-U.S. operations from deploying our solutions throughout their global systems or, in some cases, prevent the export of our solutions to some countries altogether. Violations of U.S. sanctions or export control regulations can result in significant fines or penalties and possible incarceration for responsible employees and managers. If our channel partners fail to obtain appropriate import, export, or re-export licenses or permits, we may also be adversely affected through reputational harm, as well as other negative consequences, including government investigations and penalties.
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
We have substantial existing indebtedness. In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the “Series A Notes”) and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the “Series B Notes” and, together with the Series A Notes, the “2035 Notes”). During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (the “2024 Notes” and, together with the 2035 Notes, the “convertible notes”) and repurchased approximately $340.2 million aggregate principal amount of the Series A Notes. During the three months ended June 30, 2020, we repurchased approximately $96.4 million aggregate principal amount of the Series A Notes. As a result, as of December 31, 2021, we had approximately $1.1 billion aggregate principal amount of convertible notes outstanding.
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
Holders of the Series A Notes have the right to require us to repurchase their notes on each of June 1, 2025 and June 1, 2030, and holders of the Series B Notes will have the right to require us to repurchase their notes on each of June 1, 2022, June 1, 2025 and June 1, 2030 at a repurchase price equal to 100% of the principal amount of the notes of the relevant series to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date pursuant to the applicable indenture governing such series of notes. With respect to the upcoming June 1, 2022 repurchase date for the Series B Notes, in light of the recent trading price of our common stock and the Series B Notes, we expect that holders of the Series B Notes will likely require us to repurchase their Series B Notes on such June 1, 2022 repurchase date. If holders require us to repurchase their notes of an applicable series on an applicable repurchase date, our financial condition and operating results could be adversely affected.
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
Prior to January 1, 2022, the accounting method for reflecting the convertible notes on our balance sheet, accruing interest expense for the convertible notes and reflecting the shares of our common stock underlying the convertible notes in our reported diluted earnings per share, may have adversely affected our reported earnings and financial condition. Under the former accounting principles, the initial liability carrying amount of the convertible notes was the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, unconvertible debt.
In August 2020, FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), eliminating the separate accounting for the debt and equity components as described above. The company adopted ASU 2020-06 effective January 1, 2022.
Adoption of ASU 2020-06 has eliminated the separate accounting for the debt and equity components of our convertible notes described above which reduced the interest expense we recognized for the notes for accounting purposes. In addition, ASU 2020-06 eliminated the use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, and now requires application of the “if-converted” method. Our adoption of ASU 2020-06 has reduced reported interest expense, increased reported net income, and resulted in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the convertible notes. Furthermore, if any of the conditions to the convertibility for a series of convertible notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of such series of convertible notes as a current, rather than a long-term, liability. This reclassification could be required even if no holders of the applicable series of convertible notes convert their notes and could materially reduce our reported working capital and have a material effect on our reported financial results.
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
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code and adversely affect our ability to utilize our NOLs in the future. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to federal or state regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For example, the Tax Act, as modified by the CARES Act, changed certain limitations on our ability to use our federal NOLs. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal, administrative and financial compliance costs, has made and will continue to make some activities more difficult, time-consuming or costly, and has increased and will continue to increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
We are subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management's report for fiscal 2021 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. Changes to our business applications, processes and IT infrastructure to support our business needs, including the implementation of our planned new ERP system, may require the design of new controls subject to attestation. In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

		Incorporated by reference herein
Exhibit No.	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.

2.1+	Agreement and Plan of Merger, dated March 7, 2022, between Google LLC, Dupin Inc. and Mandiant, Inc	8-K	001-36067	March 9, 2022	2.1
3.1	Amendment to Mandiant, Inc. Amended and Restated Bylaws	8-K	001-36067	March 9, 2022	3.1
10.1	Lease, dated as of December 4, 2020, by and between the Registrant and One Freedom Square, L.L.C.	10-K	001-36067	March 1, 2022	10.28
10.2	Mandiant Voting Agreement with Kevin R. Mandia.	8-K	001-36067	March 9, 2022	10.1
10.3	Mandiant Voting Agreement with Blackstone Delta Lower Holdings DE L.P. and BTO FD Delta Holdings DE L.P.	8-K	001-36067	March 9, 2022	10.2
10.4	Mandiant Voting Agreement with ClearSky Security Fund I LLC and ClearSky Power & Technology Fund II LLC.	8-K	001-36067	March 9, 2022	10.3
31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certifications
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+
Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. The Registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANDIANT, INC.

Dated: May 6, 2022	By:	/s/ Frank E. Verdecanna
Frank E. Verdecanna
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Dated: May 6, 2022	By:	/s/ James Medina
James Medina
Senior Vice President, Finance, Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer and duly authorized signatory)