Form 10-Q
period 2022-06-30
Mandiant, Inc.
filed 2022-08-04
CIK 1370880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒
The number of shares of the registrant's common stock outstanding as of July 27, 2022 was 234,875,905.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements

MANDIANT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$562,212	$1,154,458
Short-term investments	1,074,826	1,039,339
Accounts receivable, net of allowance for doubtful accounts of $550 and $806 at June 30, 2022 and December 31, 2021, respectively	113,535	146,460
Prepaid expenses and other current assets	58,980	73,079
Total current assets	1,809,553	2,413,336
Property and equipment, net	56,000	46,329
Operating lease right-of-use assets, net	27,227	25,768
Goodwill	1,060,023	1,060,023
Intangible assets, net	62,224	79,511
Deposits and other long-term assets	24,225	26,220
TOTAL ASSETS	$3,039,252	$3,651,187

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,362	$32,585
Operating lease liabilities, current	14,733	13,306
Accrued and other current liabilities	80,881	105,886
Accrued compensation	49,696	71,660
Convertible senior notes, current, net	—	451,030
Deferred revenue, current	318,969	307,611
Total current liabilities	493,641	982,078
Convertible senior notes, non-current, net	626,735	556,240
Deferred revenue, non-current	88,944	102,717
Operating lease liabilities, non-current	51,476	52,132
Other long-term liabilities	7,557	7,376
TOTAL LIABILITIES	1,268,353	1,700,543
Commitments and contingencies (NOTE 11)
Series A Convertible Preferred Stock, par value of $0.0001 per share; 400 shares authorized, issued and outstanding as of June 30, 2022 and December 31, 2021	428,894	419,404
Stockholders' equity:
Common stock, par value of $0.0001 per share; 1,000,000 shares authorized, 234,861 shares and 231,166 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	23	23
Additional paid-in capital	3,238,180	3,511,444
Treasury stock, at cost; None as of June 30, 2022 and 1,778 shares as of December 31, 2021	—	(80,000)
Accumulated other comprehensive loss	(17,946)	(2,172)
Accumulated deficit	(1,878,252)	(1,898,055)
Total stockholders’ equity	1,342,005	1,531,240
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$3,039,252	$3,651,187

See accompanying notes to condensed consolidated financial statements.

MANDIANT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Platform, cloud subscription and managed services	$62,056	$51,936	$119,685	$107,935
Professional services	75,864	61,974	148,379	120,663
Total revenue	137,920	113,910	268,064	228,598
Cost of revenue:
Platform, cloud subscription and managed services	29,704	28,243	59,825	54,856
Professional services	45,806	35,282	87,887	67,754
Total cost of revenue	75,510	63,525	147,712	122,610
Total gross profit	62,410	50,385	120,352	105,988
Operating expenses:
Research and development	44,394	40,930	88,855	82,835
Sales and marketing	71,153	63,018	140,562	124,231
General and administrative	34,428	29,020	66,841	54,371
Restructuring charges	—	1,927	1,040	1,927
Total operating expenses	149,975	134,895	297,298	263,364
Operating loss	(87,565)	(84,510)	(176,946)	(157,376)
Interest income	2,881	1,365	4,632	3,009
Interest expense	(3,561)	(14,762)	(7,875)	(29,386)
Other income (expense), net	(1,671)	(471)	(952)	100
Loss before income taxes from continuing operations	(89,916)	(98,378)	(181,141)	(183,653)
Provision for income taxes	575	763	1,364	1,943
Loss from continuing operations	$(90,491)	$(99,141)	$(182,505)	$(185,596)
Net income from discontinued operations, net of income taxes	—	34,445	—	70,254
Net loss	$(90,491)	$(64,696)	$(182,505)	$(115,342)
Dividend on series A convertible preferred stock	(4,772)	(4,563)	(9,490)	(9,075)
Accretion of series A convertible preferred stock	—	—	—	(82)
Net loss attributable to common stockholders	$(95,263)	$(69,259)	$(191,995)	$(124,499)
Net loss per share attributable to common stockholders, basic and diluted:
Continuing operations	$(0.41)	$(0.44)	$(0.83)	$(0.83)
Discontinued operations	—	0.15	—	0.30
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.29)	$(0.83)	$(0.53)
Weighted average shares used in computing net loss per share, basic and diluted	233,218	237,279	231,909	236,016
See accompanying notes to condensed consolidated financial statements.

MANDIANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(90,491)	$(64,696)	$(182,505)	$(115,342)
Change in net unrealized loss on available-for-sale investments	(4,073)	(621)	(15,774)	(2,415)
Comprehensive loss	$(94,564)	$(65,317)	$(198,279)	$(117,757)
See accompanying notes to condensed consolidated financial statements.

MANDIANT, INC.
Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders' Equity
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total stockholders' equity, beginning balances	$1,389,430	$715,131	$1,531,240	$732,905

Common stock and additional paid-in-capital:
Balance, beginning of period	3,271,064	3,657,934	3,511,467	3,623,268
Effect of adoption of ASU 2020-06	—	—	(271,457)	—
Issuance of common stock for equity awards, net of tax withholdings	141	2,502	1,659	3,599
Shares withheld for taxes	(1,502)	(926)	(7,336)	(9,725)
Issuance of common stock related to employee stock purchase plan	9,981	12,335	9,981	12,335
Shares repurchased	—	(68,334)	—	(68,334)
Shares retired	(80,000)	—	(80,000)	—
Accretion of series A convertible preferred stock	—	—	—	(82)
Dividends on series A convertible preferred stock	(4,772)	(4,563)	(9,490)	(9,075)
Stock-based compensation	43,291	54,650	83,379	101,612
Balance, end of period	3,238,203	3,653,598	3,238,203	3,653,598

Treasury stock:
Balance, beginning of period	(80,000)	(80,000)	(80,000)	(80,000)
Shares retired	80,000	—	80,000	—
Balance, end of period	—	(80,000)	—	(80,000)

Accumulated other comprehensive income (loss):
Balance, beginning of period	(13,873)	2,040	(2,172)	3,834
Net unrealized loss on investments	(4,073)	(621)	(15,774)	(2,415)
Balance, end of period	(17,946)	1,419	(17,946)	1,419

Accumulated deficit:
Balance, beginning of period	(1,787,761)	(2,864,842)	(1,898,055)	(2,814,196)
Effect of adoption of ASU 2020-06	—	—	202,308	—
Net loss	(90,491)	(64,696)	(182,505)	(115,342)
Balance, end of period	(1,878,252)	(2,929,538)	(1,878,252)	(2,929,538)

Total stockholders' equity, ending balances	$1,342,005	$645,479	$1,342,005	$645,479

Series A convertible preferred stock:
Balance, beginning of period	$424,122	$405,562	$419,404	$401,050
Dividends on series A convertible preferred stock	4,772	4,563	9,490	9,075
Balance, end of period	$428,894	$410,125	$428,894	$410,125

See accompanying notes to condensed consolidated financial statements

MANDIANT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(182,505)	$(115,342)
Less: income from discontinued operations	—	70,254
Loss from continuing operations	(182,505)	(185,596)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	33,859	46,648
Stock-based compensation	80,012	72,143
Non-cash interest expense related to convertible senior notes	2,007	22,907
Deferred income taxes	61	(114)
Loss (gain) on disposal of property and equipment	(44)	113
Other	239	(63)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	32,806	17,445
Prepaid expenses and other assets	16,150	6,374
Accounts payable	9,546	4,211
Accrued liabilities	(24,498)	(1,540)
Accrued compensation	(21,964)	(14,231)
Deferred revenue	(2,415)	13,072
Other long-term liabilities	(5,128)	(4,915)
Net cash used in operating activities - continuing operations	(61,874)	(23,546)
Net cash provided by operating activities - discontinued operations	—	67,851
Net cash provided by (used in) operating activities	(61,874)	44,305
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and demonstration units	(16,196)	(13,378)
Purchases of short-term investments	(569,715)	(512,642)
Proceeds from maturities of short-term investments	514,681	264,160
Business acquisitions, net of cash acquired	—	50
FireEye Products business sale transaction costs	(1,057)	—
Lease deposits	785	674
Net cash used in investing activities - continuing operations	(71,502)	(261,136)
Net cash used in investing activities - discontinued operations	—	(10,107)
Net cash used in investing activities	(71,502)	(271,243)

MANDIANT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible senior notes	(451,691)	—
Settlement of share repurchases	(11,483)	(68,334)
Series A convertible preferred stock issuance costs	—	(82)
Payment related to shares withheld for taxes	(7,336)	(9,725)
Proceeds from employee stock purchase plan	9,981	12,335
Proceeds from exercise of equity awards	1,659	3,600
Net cash used in financing activities	(458,870)	(62,206)
Net change in cash and cash equivalents	(592,246)	(289,144)
Cash and cash equivalents, beginning of period	1,154,458	673,234
Cash and cash equivalents held for sale, beginning of period	—	3,220
Cash and cash equivalents held for sale, end of period	—	(3,220)
Cash and cash equivalents, end of period	$562,212	$384,090
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$10,915	$3,558
Cash paid for interest	$6,480	$6,480
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment in accounts payable and accrued liabilities	$3,579	$3,722
FireEye Products business divestiture transaction costs in accounts payable and accrued liabilities	$2,342	$—
Dividend on series A convertible preferred stock	$9,490	$9,075
Accretion of series A convertible preferred stock	$—	$82
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
Completion of the Merger is subject to the satisfaction (or waiver where permissible pursuant to applicable law) of certain terms and conditions set forth in the Merger Agreement, including (i) adoption of the Merger Agreement by the holders of our common stock and convertible preferred stock (on an as-converted to common stock basis), voting together as a single class; (ii) the absence of an injunction, judgment, order or other legal restraint, law or any action of any governmental authority preventing, materially restraining or materially impairing the consummation of the Merger or the conversion of our convertible preferred stock into common stock in connection with the Merger; and (iii) clearance under the regulatory laws of certain non-United States jurisdictions. The Merger is expected to close by the end of calendar year 2022, subject to the satisfaction (or waiver where permissible pursuant to applicable law) of certain conditions. Upon consummation of the Merger, Mandiant’s common stock will no longer be listed on any public market.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of our Current Report on Form 8-K filed on March 9, 2022 and incorporated by reference herein.

In June 2022, we repurchased approximately $451.7 million aggregate principal amount of our existing 1.625% Convertible Senior Notes due 2035 (the "Series B Notes").
On August 4, 2021, we acquired Intrigue Corp. (“Intrigue”), a privately-held company, for cash consideration of approximately $12.3 million. Intrigue's attack surface management technology will be integrated into the Mandiant Advantage platform, enabling organizations to discover, monitor and manage risk across their entire attack surface.
On June 2, 2021, we announced a stock repurchase program for the repurchase of up to $500 million of our common stock. There is no expiration date on this authorization, and we may suspend, amend or discontinue the repurchase program at any time. We did not repurchase any of our common stock during the three and six months ended June 30, 2022. As of June 30, 2022, we had cumulatively repurchased 16.8 million shares of our common stock for $300.0 million, at an average repurchase price of approximately $17.81 per share. The repurchases were recorded to additional paid-in capital as we are in an accumulated net deficit position.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year. The balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date but does not include all information required by U.S. GAAP for annual consolidated financial statements.
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
The following table summarizes the results of the discontinued operations for the three and six months ended June 30, 2021 (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
MAJOR LINE ITEMS CONSTITUTING NET INCOME
Revenue from discontinued operations	$134,045	$265,704
Cost of revenue	28,001	55,802
Research and development	28,665	56,086
Sales and marketing	36,886	74,530
Other expense, net	5,466	8,126
Net income from discontinued operations before income taxes	$35,027	$71,160
Provision for income taxes	582	906
Net income from discontinued operations, net of income taxes	$34,445	$70,254

At the closing of the sale of the FireEye Products business on October 8, 2021, we entered into a Transition Services Agreement (“TSA”) with Trellix. The TSA is designed to ensure and facilitate an orderly transfer of business operations. The services provided by us under the TSA will run up to 18 months following the closing, subject to the ability of Trellix to earlier terminate any such services. Income for the TSA was $12.1 million and expenses were $11.1 million for the three months ended June 30, 2022 and was recorded as part of other income, net, in our condensed consolidated statements of operations. Income for the TSA was $25.4 million and expenses were $23.0 million for the six months ended June 30, 2022. No revenues or expenses were incurred for the TSA for the three and six months ended June 30, 2021, as the TSA was not in effect during this period.
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
The following table presents our assets measured at fair value on a recurring basis using the above input categories (in thousands):

	As of June 30, 2022				As of December 31, 2021
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$30,355	$—	$—	$30,355	$309,468	$—	$—	$309,468
Commercial Paper	—	199,466	—	199,466	—	179,964	—	179,964
Corporate notes and bonds	—	—	—	—	—	8,194	—	8,194
U.S. Treasuries	—	61,333	—	61,333	—	149,998	—	149,998
Total cash equivalents	30,355	260,799	—	291,154	309,468	338,156	—	647,624
Short-term investments:
Certificates of deposit	—	5,658	—	5,658	—	6,814	—	6,814
Commercial paper	—	97,267	—	97,267	—	9,994	—	9,994
Corporate notes and bonds	—	534,627	—	534,627	—	649,408	—	649,408
U.S. Treasuries	—	216,430	—	216,430	—	157,342	—	157,342
U.S. Government agencies	—	220,844	—	220,844	—	215,781	—	215,781
Total short-term investments	—	1,074,826	—	1,074,826	—	1,039,339	—	1,039,339
Total assets measured at fair value	$30,355	$1,335,625	$—	$1,365,980	$309,468	$1,377,495	$—	$1,686,963
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

The estimated fair value of the Convertible Senior Notes was determined to be $669.9 million as of June 30, 2022 and $1.0 billion as of December 31, 2021, based on quoted market prices. We consider the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded.

4. Investments
Our investments consisted of the following (in thousands):

	As of June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-Term Investments
Certificates of deposit	$5,845	$—	$(187)	$5,658	$—	$5,658
Commercial paper	297,115	—	(382)	296,733	199,466	97,267
Corporate notes and bonds	543,575	—	(8,948)	534,627	—	534,627
U.S. Treasuries	218,892	2	(2,464)	216,430	—	216,430
U.S. Government agencies	287,637	1	(5,461)	282,177	61,333	220,844
Total	$1,353,064	$3	$(17,442)	$1,335,625	$260,799	$1,074,826

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash Equivalents	Short-Term Investments
Certificates of deposit	$6,814	$21	$(21)	$6,814	$—	$6,814
Commercial paper	189,958	6	(6)	189,958	179,964	9,994
Corporate notes and bonds	658,317	626	(1,341)	657,602	8,194	649,408
U.S. Treasuries	307,634	—	(294)	307,340	149,998	157,342
U.S. Government agencies	216,437	1	(657)	215,781	—	215,781
Total	$1,379,160	$654	$(2,319)	$1,377,495	$338,156	$1,039,339
The following tables present the gross unrealized losses and related fair values of our investments that have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2022
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$4,444	$(176)	$479	$(11)	$4,923	$(187)
Commercial paper	296,732	(382)	—	—	296,732	(382)
Corporate notes and bonds	441,599	(8,183)	85,528	(765)	527,127	(8,948)
U.S. Treasuries	182,714	(2,184)	19,773	(280)	202,487	(2,464)
U.S. Government agencies	192,804	(3,530)	74,349	(1,931)	267,153	(5,461)
Total	$1,118,293	$(14,455)	$180,129	$(2,987)	$1,298,422	$(17,442)

	As of December 31, 2021
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$4,846	$(21)	$—	$—	$4,846	$(21)
Commercial paper	99,975	(6)	—	—	99,975	(6)
Corporate notes and bonds	454,374	(1,334)	7,576	(7)	461,950	(1,341)
U.S. Treasuries	207,341	(294)	—	—	207,341	(294)
U.S. Government agencies	200,795	(642)	9,985	(15)	210,780	(657)
Total	$967,331	$(2,297)	$17,561	$(22)	$984,892	$(2,319)

Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis.
The following table summarizes the contractual maturities of our investments as of June 30, 2022 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$692,924	$687,895
Due within one to three years	399,341	386,931
Total	$1,092,265	$1,074,826
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
At the beginning of 2021, we held an 11.0% ownership interest in a privately held company, which was accounted for under the equity method based on our ability to exercise significant influence over operating and financial policies of the privately held company. The investment was fully written off as of March 31, 2021 and no gains or losses were recorded during the three and six months ended June 30, 2022 or 2021. We were informed that substantially all of the assets of the privately held company were sold during the three months ended March 31, 2021 and that the privately held company was dissolved after the first anniversary of the asset sale. None of the proceeds of the sale were paid to us or other shareholders of the privately held company in respect of their stock holdings.

5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Computer equipment and software	$114,865	$98,163
Leasehold improvements	19,990	21,002
Furniture and fixtures	5,338	6,026
Machinery and equipment	16	16
Total property and equipment	140,209	125,207
Less: accumulated depreciation and amortization	(84,209)	(78,878)
Total property and equipment, net	$56,000	$46,329
During the three months ended June 30, 2022 and 2021, we capitalized $7.0 million and $4.8 million, respectively, of software development costs primarily related to our platform and cloud subscription offerings as well as transformation costs related to our quote-to-cash and enterprise resource planning systems. Amortization expense related to capitalized software development costs during the three months ended June 30, 2022 and 2021 was $3.2 million and $3.0 million, respectively. During the six months ended June 30, 2022 and 2021, we capitalized $19.7 million and $8.8 million, respectively, of software development costs primarily related to our platform and cloud subscription offerings as well as transformation costs related to our quote-to-cash and enterprise resource planning systems. Amortization expense related to capitalized software development costs during the six months ended June 30, 2022 and 2021 was $6.3 million and $6.0 million, respectively.
Depreciation and amortization expense related to property and equipment during the three months ended June 30, 2022 and 2021 was $4.9 million and $7.7 million, respectively. Depreciation and amortization expense related to property and equipment during the six months ended June 30, 2022 and 2021 was $9.6 million and $16.3 million, respectively.
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

Amount
Net tangible assets acquired	$143
Intangible assets	3,400
Deferred tax liability	(513)
Goodwill	9,230
Total purchase price allocation	$12,260
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

Goodwill and Purchased Intangible Assets
There were no changes to the carrying amount of goodwill during the three and six months ended June 30, 2022.
Purchased intangible assets consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Developed technology	$150,893	$150,893
Content	158,700	158,700
Customer relationships	112,360	112,360
Contract backlog	13,200	13,200
Trade names	17,720	17,720
Non-competition agreements	1,100	1,100
Total intangible assets	453,973	453,973
Less: accumulated amortization	(391,749)	(374,462)
Total net intangible assets	$62,224	$79,511
Amortization expense of intangible assets during the three months ended June 30, 2022 and 2021 was $8.6 million and $11.0 million, respectively. Amortization expense of intangible assets during the six months ended June 30, 2022 and 2021 was $17.3 million and $22.1 million, respectively.
The expected future annual amortization expense of intangible assets as of June 30, 2022 is presented below (in thousands):

Years Ending December 31,	Amount
2022 (remaining six months)	$17,152
2023	29,421
2024	10,566
2025	5,085
Total	$62,224

7. Restructuring Charges
The following table sets forth the restructuring balance as of June 30, 2022 related to previous restructuring activities and a summary of restructuring activities during the six months ended June 30, 2022 (in thousands):

	Severance and related costs	Facilities costs	Total costs
Balance, December 31, 2021	$479	$4,228	$4,707
Provision for restructuring charges	—	502	502
Cash payments	(449)	(1,590)	(2,039)
Other adjustments	(30)	(22)	(52)
Balance, June 30, 2022	$—	$3,118	$3,118
The remainder of the restructuring balance of $3.1 million at June 30, 2022 is primarily composed of non-cancelable non-lease costs. The total restructuring charges during the six months ended June 30, 2022 of $1.0 million include $0.5 million of cash charges related to the provision for restructuring charges and $0.5 million of non-cash loss on disposal related to the early exit of company facilities as well as right-of-use asset write-offs.

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

The components of lease expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$2,564	$3,192	$5,473	$6,783
Short-term lease costs	541	384	1,303	682
Sublease income	(223)	(221)	(446)	(444)
Total net lease costs	$2,882	$3,355	$6,330	$7,021
Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	As of June 30, 2022	As of December 31, 2021
Operating leases:
Operating lease right-of-use assets, net	$27,227	$25,768

Operating lease liabilities, current	$14,733	$13,306
Operating lease liabilities, non-current	51,476	52,132
Total operating lease liabilities	$66,209	$65,438

Weighted average remaining lease term (in years)	6.4	6.8
Weighted average discount rate	5.8%	6.0%
Supplemental cash flow and other information related to leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,642	$4,513	$5,903	$9,327

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$—	$—	$5,238	$11,683
Cash flows of operating lease liabilities are as follows (in thousands):

Years Ending December 31,	Amount
2022 (remaining six months)	$6,993
2023	13,964
2024	12,734
2025	11,858
2026	11,286
2027 and thereafter	21,040
Total lease payments	77,875
Less: imputed interest	(11,666)
Total lease obligations	66,209
Less: current lease obligations	(14,733)
Long-term lease obligations	$51,476
As of June 30, 2022, we did not have any additional operating lease commitment that had not yet commenced.

9. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Platform, cloud subscription and managed services, current	$181,630	$170,733
Professional services, current	137,339	136,878
Total deferred revenue, current	318,969	307,611
Platform, cloud subscription and managed services, non-current	86,751	100,285
Professional services, non-current	2,193	2,432
Total deferred revenue, non-current	88,944	102,717
Total deferred revenue	$407,913	$410,328
Changes in the balance of deferred revenue for the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Deferred revenue, beginning of period	$399,989	$280,291	$410,328	$284,253
Billings for the period	145,844	130,945	265,649	241,671
Revenue recognized	(137,920)	(113,910)	(268,064)	(228,598)
Deferred revenue, end of period	$407,913	$297,326	$407,913	$297,326
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods (“backlog”). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our condensed consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $407.9 million in deferred revenue and $7.8 million in backlog.
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
We expect to recognize these remaining performance obligations as follows (in percentages):

	Total	Less than 1 year	1-2 years	2-3 years	More than 3 years
Deferred revenue	100%	78%	16%	5%	1%
Backlog	100%	41%	38%	21%	—%

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

The 2024 Notes are unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2024 Notes. They rank equally in right of payment with all of our existing and future liabilities that are not expressly subordinated to the 2024 Notes, including the 2035 Notes (as defined below); and effectively rank junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness. The 2024 Notes are structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.
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
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2024 Notes on each such trading day;
•if we call any or all of the 2024 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the relevant redemption date; or
•upon the occurrence of specified corporate events, as specified in each indenture governing the 2024 Notes, such as the Merger.
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
Holders may also require us to repurchase the 2024 Notes if we undergo a “fundamental change,” as defined in each indenture governing the 2024 Notes, such as the Merger, at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Additionally, we may redeem for cash all or any portion of the 2024 Notes, if the last reported sale price of our common stock has been at least 130% of the conversion price of the 2024 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.
As of June 30, 2022, none of the conditions permitting holders to convert their 2024 Notes had been satisfied and no shares of our common stock had been issued in connection with any conversions of the 2024 Notes. Based on the closing price of our common stock of $21.82 per share on June 30, 2022, the conversion value of the 2024 Notes was less than the principal amount of the 2024 Notes outstanding on a per 2024 Note basis.
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

Effective January 1, 2022, the Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contract on an Entity's Own Equity. As a result of adoption, the conversion option and allocated issuance costs totaling $138.1 million previously attributable to the equity component will no longer be presented in equity. Similarly, the debt discount, which is equal to the carrying value of the embedded conversion feature upon issuance, will no longer be amortized into income as interest expense over the life of the instrument. This resulted in a $77.2 million decrease to the opening balance of accumulated deficit, a $138.1 million decrease to the opening balance of additional paid-in capital, and a $60.9 million increase to the opening balance of the 2024 Notes, non-current, net on the condensed consolidated balance sheet.
The liability and equity components of the 2024 Notes consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Liability component:
Principal	$600,000	$600,000
Less: 2024 Notes discounts and issuance costs, net of amortization	(5,010)	(67,196)
Net carrying amount	$594,990	$532,804

Equity component, net of issuance costs	$—	$138,064
The unamortized issuance costs as of June 30, 2022 will be amortized over a weighted-average remaining period of approximately 1.9 years.
Interest expense related to the 2024 Notes consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Coupon interest	$1,313	$1,313	$2,625	$2,625
Amortization of 2024 Notes discounts and issuance costs	650	6,349	1,300	12,620
Total interest expense recognized	$1,963	$7,662	$3,925	$15,245

Effective interest rate on the liability component	1.3%	6.0%	1.3%	6.0%
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
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Series A Notes or Series B Notes, as applicable, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the relevant series of 2035 Notes on each such trading day;
•if we call any or all of the 2035 Notes of a series for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the relevant redemption date; or
•upon the occurrence of specified corporate events, as specified in each indenture governing the 2035 Notes, such as the Merger.
Regardless of the foregoing conditions, holders may convert their 2035 Notes at their option in multiples of $1,000 principal amount at any time after March 1, 2035 until maturity for either series of 2035 Notes. Upon conversion, the 2035 Notes can be settled in cash, shares of our common stock or any combination thereof at our option.
We may be required by holders of the 2035 Notes to repurchase all or any portion of their 2035 Notes at 100% of the principal amount plus accrued and unpaid interest, on each of June 1, 2025 and June 1, 2030, in the case of the Series A Notes, and each of June 1, 2025 and June 1, 2030 in the case of the Series B Notes. Holders may also require us to repurchase the 2035 Notes if we undergo a “fundamental change,” as defined in each indenture governing the 2035 Notes, such as the Merger, at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. We may redeem for cash all or any portion of the 2035 Notes at any time prior to maturity, regardless of the foregoing sale price condition.
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
Effective January 1, 2022, the Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contract on an Entity's Own Equity. As a result of adoption, the conversion option and allocated issuance costs totaling $133.4 million previously attributable to the equity component will no longer be presented in equity. Similarly, the debt discount, which is equal to the carrying value of the embedded conversion feature upon issuance, will no longer be amortized into income as interest expense over the life of the instrument. This resulted in a $125.1 million decrease to the opening balance of accumulated deficit, a $133.4 million decrease to the opening balance of additional paid-in capital, and a $8.2 million increase to the opening balance of the 2035 Notes, non-current, net on the condensed consolidated balance sheet.
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

In June 2020, the Company delivered a notice to the holders of Series A Notes to notify such holders of their option to require the Company to repurchase their Series A Notes on June 1, 2020. Holders representing $96.4 million aggregate principal amount of Series A Notes chose to exercise their option to require the Company to repurchase their Series A Notes. The repurchase was accounted for as a partial extinguishment of the Series A Notes. The consideration of approximately $96.4 million was used to repurchase the Series A Notes. The fair value of the debt extinguished was assessed to be the same as the par value of $96.4 million and no gain or loss was recognized.
As of June 30, 2022, $23.4 million aggregate principal amount of the Series A Notes remained outstanding.
Repurchase of a portion of the Series B Notes
In May 2022, the Company delivered a notice to the holders of Series B Notes to notify such holders of their option to require the Company to repurchase their Series B Notes on June 1, 2022. Holders representing $451.7 million aggregate principal amount of Series B Notes chose to exercise their option to require the Company to repurchase their Series B Notes. The repurchase was accounted for as a partial extinguishment of the Series B Notes. The consideration of approximately $451.7 million was used to repurchase the Series B Notes. The fair value of the debt extinguished was assessed to be the same as the par value of $451.7 million and no gain or loss was recognized. As of June 30, 2022, $8.3 million aggregate principal amount of the Series B Notes remained outstanding.
The liability and equity components of the remaining portion of 2035 Notes consisted of the following (in thousands):

	As of June 30, 2022		As of December 31, 2021
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Liability component:
Principal	$23,436	$8,309	$23,436	$460,000
Less: 2035 Notes discount and issuance costs, net of amortization	—	—	—	(8,970)
Net carrying amount	$23,436	$8,309	$23,436	$451,030

Equity component, net of issuance costs	$—	$—	$15,559	$117,834
As of June 30, 2022, there are no unamortized discounts or issuance costs.
Interest expense for the three and six months ended June 30, 2022 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended June 30, 2022		Six months ended June 30, 2022
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$59	$1,257	$117	$3,126
Amortization of 2035 Notes discount and issuance costs	—	283	—	707
Total interest expense recognized	$59	$1,540	$117	$3,833

Effective interest rate on the liability component	1.0%	1.3%	1.0%	1.7%
Interest expense for the three and six months ended June 30, 2021 related to the 2035 Notes consisted of the following (dollars in thousands):

	Three Months Ended June 30, 2021		Six months ended June 30, 2021
	Series A Notes	Series B Notes	Series A Notes	Series B Notes
Coupon interest	$59	$1,869	$117	$3,738
Amortization of 2035 Notes discount and issuance costs	—	5,174	—	10,287
Total interest expense recognized	$59	$7,043	$117	$14,025

Effective interest rate on the liability component	1.0%	6.5%	1.0%	6.5%
Prepaid Forward Stock Purchase
In connection with the issuance of the 2035 Notes, we also entered into privately negotiated prepaid forward transactions (the “Prepaid Forwards”) with one of the initial purchasers of the 2035 Notes (the “Forward Counterparty”), pursuant to which we paid approximately $150.0 million. The amount of the Prepaid Forward entered into in connection with the issuance of the Series A Notes was equivalent to approximately 1.6 million shares which was settled on June 3, 2020. The amount of the Prepaid Forward entered into in connection with the issuance of the Series B Notes was equivalent to approximately 1.8 million shares which was settled on June 1, 2022.
The related shares were accounted for as a repurchase of common stock and are presented as Treasury Stock in the unaudited condensed consolidated balance sheets. On June 3, 2020, we retired approximately 1.6 million shares delivered under the Prepaid Forward entered into in connection with the issuance of the Series A Notes. On June 1, 2022, we retired approximately 1.8 million shares delivered under the Prepaid Forward entered into in connection with the issuance of the Series B Notes.
11. Commitments and Contingencies
Letters of Credit
We were party to letters of credit totaling $3.3 million and $3.1 million as of June 30, 2022 and December 31, 2021, respectively, issued primarily in support of operating leases for our facilities. These letters of credit are collateralized by a line with our bank. No amounts have been drawn against these letters of credit.
Purchase Obligations
As of June 30, 2022, we had approximately $25.9 million of non-cancelable firm purchase commitments primarily for purchases of software and services. In situations where we have received delivery of the goods or services as of June 30, 2022 under purchase orders outstanding as of the same date, such amounts are reflected in the condensed consolidated balance sheet as accounts payable or accrued liabilities and are excluded from the $25.9 million.
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
On November 3, 2021, a purported Mandiant stockholder filed an action against the Company and our board of directors, alleging a violation of Delaware General Corporation Law Sec. 271 and breaches of fiduciary duty in connection with our sale of the FireEye Products business. The lawsuit seeks a declaratory judgment, a shareholder vote, and attorneys’ fees, as well as other relief. The action was filed in the Court of Chancery of the State of Delaware under the caption Altieri v. Mandiant, Inc., et al., No. 2021-0946. The defendants filed a motion to dismiss on January 14, 2022. On July 29, 2022, the plaintiff filed an opposition to the motion to dismiss. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
On April 1, 2022, a purported Mandiant stockholder filed a complaint in the U.S. District Court for the Southern District of New York against the Company and our board of directors, captioned Stein v. Mandiant, Inc., et al., No. 1:22-cv-02697. On April 4, 2022, a purported Mandiant stockholder filed a complaint in the U.S. District Court for the Southern District of New York against the Company and our board of directors, captioned O’Dell v. Mandiant, Inc., et al., No. 1:22-cv-02782. On April 5, 2022, a purported Mandiant stockholder filed a complaint in the U.S. District Court for the Southern District of New York against the Company and our board of directors, captioned Banda v. Mandiant, Inc., et al., No. 1:22-cv-02805. On April 6, 2022, a purported Mandiant stockholder filed a complaint in the U.S. District Court for the Eastern District of New York against the Company and our board of directors, captioned Whitfield v. Mandiant, Inc., et al., No. 1:22-cv-01973. On April 8, 2022, a purported Mandiant stockholder filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against the Company and our board of directors, captioned Waterman v. Mandiant, Inc., et al., No. 2:22-cv-01400. On April 10, 2022, a purported Mandiant stockholder filed a complaint in the U.S. District Court for the Eastern District of New York against the Company and our board of directors, captioned Farley v. Mandiant, Inc., et al., No. 1:22-cv-02045. On April 11, 2022, a purported Mandiant stockholder filed a complaint in the U.S. District Court for the Southern District of New York against the Company and our board of directors, captioned Boncore v. Mandiant, Inc., et al., No. 1:22-cv-02988. On May 5, 2022, a purported Mandiant stockholder filed a complaint in the U.S. District Court for the Eastern District of New York against the Company and our board of directors, captioned Cornelius v. Mandiant, Inc., et al., No. 1:22-cv-02589. On May 10, 2022, a purported Mandiant stockholder filed a complaint in the U.S. District Court for the Eastern District of Virginia against the Company and our board of directors, captioned White v. Mandiant, Inc., et al., No. 1:22-cv-00515 (which we refer to as the “White Complaint”). On May 16, 2022, a purported Mandiant stockholder filed a complaint in the U.S. District Court for the Eastern District of New York against the Company and our board of directors, captioned Jones v. Mandiant, Inc., et al., No. 1:22-cv-02844. On May 16, 2022, a purported Mandiant stockholder filed a complaint in the U.S. District Court for the District of Delaware against the Company and our board of directors, captioned Kaufmann v. Mandiant, Inc., et al., No. 1:22-cv-00645. On May 17, 2022, a purported Mandiant stockholder filed a complaint in the U.S. District Court for the District of Delaware against the Company and our board of directors, captioned Murphy v. Mandiant, Inc., et al., No. 1:22-cv-00653. We refer to the complaints referenced in this paragraph collectively as the “Complaints.”

The Complaints asserted claims against all defendants under Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in Mandiant’s proxy statement and against the individual defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false or misleading statements. The allegations in the Complaints include that the proxy statement omitted material information regarding Mandiant’s financial projections, the analyses performed by Goldman Sachs, the sales process leading up to the merger, potential conflicts of interest involving Mandiant insiders, and potential conflicts of interest involving Goldman Sachs. The Complaints seek, among other relief, (1) to enjoin defendants from consummating the merger; (2) to rescind the merger or recover damages, if the merger is completed; (3) declaratory relief; and (4) attorneys’ fees and costs.
Mandiant believes that the disclosures set forth in the proxy statement comply fully with all applicable law and that the allegations contained in the Complaints are without merit. However, in order to moot the purported stockholders’ unmeritorious disclosure claims, alleviate the costs, risks and uncertainties inherent in litigation, and provide additional information to its stockholders, Mandiant determined to voluntarily supplement the proxy statement with certain supplemental disclosures (which we refer to as the “Supplemental Disclosures”). Following the filing of the Supplemental Disclosures, all of the Complaints were voluntarily dismissed, except for the White Complaint. Mandiant believes the claims in the White Complaint are without merit and, in any event, were mooted by the Supplemental Disclosures. Additional lawsuits arising out of the merger may be filed in the future. No assurances can be made as to the outcome of such lawsuits or the White Complaint. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
On June 2, 2022, a purported Mandiant stockholder filed a complaint in the Court of Chancery of the State of Delaware against the Company, captioned Pucek v. Mandiant, Inc., No. 2022-0476 (which we refer to as the “Pucek Complaint”). The Pucek Complaint seeks to compel inspection of certain of the Company’s books and records pursuant to Delaware General Corporation Law Sec. 220, attorneys’ fees, and other relief. Mandiant believes that the allegations in the Pucek Complaint are without merit. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
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
Indemnification
Under the indemnification provisions of our standard sales related contracts, we agree to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors, and certain key employees for actions taken while they are or were serving in good faith in such capacities. Through June 30, 2022, there have been no claims under any indemnification provisions.
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
The Holder has the right, at its option, to convert its Series A Preferred Stock, in whole or in part, into fully paid and non-assessable shares of our common stock at a conversion price equal to $17.25 per share subject to certain customary adjustments in the event of certain adjustments to our common stock. The conversion price was equal to $17.25 per share as of June 30, 2022. After the third anniversary of December 11, 2020, subject to certain conditions, we may, at our option, require conversion of all of the outstanding shares of Series A Preferred Stock to Common Stock if, for at least 20 trading days during the 30 consecutive trading days immediately preceding the date we notify the Holders of the election to convert, the closing price of our common stock is at least 175% of the conversion price.
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
We have applied the guidance in ASC 480‑10‑S99‑3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and have therefore classified the Series A Preferred Stock as mezzanine equity. The Series A Preferred Stock was recorded outside of stockholders’ deficit because it is probable that the shares will be redeemed at the option of the Holders and that redemption option is not solely within the Company's control. Upon issuance, we elected to record the Series A Preferred Stock at redemption value. As such, we recognized $0.1 million of accretion as of December 31, 2021. We did not recognize any accretion on Series A Preferred Stock during the six months ended June 30, 2022.
We accrued $9.5 million of dividends on the Series A Preferred Stock during the six months ended June 30, 2022. The cumulative dividend accrued on the Series A Preferred Stock as of June 30, 2022 was $28.9 million. Accrued dividends are recorded against additional paid-in capital due to the Company being in an accumulated deficit position.
13. Common Shares Reserved for Issuance
Under our amended and restated certificate of incorporation, we are authorized to issue 100,000,000 shares of convertible preferred stock with a par value of $0.0001 per share, of which 400,000 shares of Series A Preferred Stock were issued and outstanding as of June 30, 2022 and December 31, 2021.
Under our amended and restated certificate of incorporation, we are authorized to issue 1,000,000,000 shares of common stock with a par value of $0.0001 per share as of June 30, 2022 and December 31, 2021. Each share of common stock outstanding is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by our board of directors, subject to the prior rights of holders of all classes of convertible preferred stock outstanding.

We had reserved shares of common stock for issuance as follows (in thousands):

	As of June 30, 2022	As of December 31, 2021
Reserved under stock award plans	46,275	39,476
Convertible senior notes	26,422	33,856
Convertible preferred stock	24,863	24,313
Employee Stock Purchase Plan (ESPP)	5,783	4,156
Total	103,343	101,801

14. Equity Award Plans
We have operated under our 2013 Equity Incentive Plan (“2013 Plan”) since our initial public offering (“IPO”) in September 2013. Our 2013 Plan provides for the issuance of restricted stock and the granting of options, stock appreciation rights, performance shares, performance units and restricted stock units to our employees, officers, directors and consultants. Our 2013 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. Awards granted under the 2013 Plan vest over the periods determined by our board of directors or compensation committee of our board of directors, generally four years, and stock options granted under the 2013 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. For options granted to any other employee, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. In the case of non-statutory stock options and options granted to consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. Approximately 24.7 million shares and 18.4 million shares of our common stock were reserved for future grants as of June 30, 2022 and December 31, 2021, respectively, under the 2013 Plan.
Our 2013 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Our ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year. An aggregate of approximately 5.8 million shares and 4.2 million shares of common stock were available for future issuance as of June 30, 2022 and December 31, 2021, respectively, under our ESPP.
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
Stock Option Activity
A summary of the activity for our stock option changes during the reporting period and a summary of information related to options outstanding and options exercisable are presented below (in thousands, except per share amounts and contractual life years):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Balance — December 31, 2021	2,018	$8.61	5.0	$25,664
Exercised	(398)	4.17		6,036
Cancelled	(106)	45.97
Balance — June 30, 2022	1,514	7.15	5.2	26,096
Options exercisable — June 30, 2022	1,123	$8.99	4.5	$18,307
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

Restricted Stock Award (“RSA”) and Restricted Stock Unit (“RSU”) Activity
A summary of the activity for our restricted common stock, RSAs and RSUs during the reporting periods and a summary of information related to unvested restricted common stock, RSAs and RSUs, including those expected to vest based on the achievement of a performance condition, are presented below (in thousands, except per share amounts and contractual life years):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Unvested balance — December 31, 2021	19,023	$18.48	1.4	$333,674
Granted	7,396	16.79
Vested	(4,767)	17.59
Cancelled	(1,594)	18.13
Unvested balance — June 30, 2022	20,058	18.02	1.6	437,655
Unvested awards for which the requisite service period has not been rendered and vesting is subject to the achievement of a performance condition — June 30, 2022	1,758	$18.95	1.6	$38,359
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
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP for the offering periods beginning in May 2021:

	Three and Six Months Ended June 30, 2022	Three and Six Months Ended June 30, 2021
Fair value of common stock	$16.97 - $22.05	$22.33
Risk-free interest rate	0.10% - 2.08%	0.04%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Volatility	45% - 56%	55% - 62%
Dividend yield	—%	—%
Stock-based compensation expense related to stock options, ESPP and restricted stock unit awards, relating to continuing operations, is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of platform, cloud subscription and managed services revenue	$4,006	$3,487	$7,622	$6,301
Cost of professional services revenue	7,842	6,135	15,181	11,321
Research and development	9,520	9,320	18,714	17,743
Sales and marketing	11,158	11,539	21,789	21,429
General and administrative	9,176	8,261	16,706	15,349
Total	$41,702	$38,742	$80,012	$72,143
As of June 30, 2022, total compensation cost related to stock-based awards not yet recognized was $329.8 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.6 years.

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
We recognized a provision for income taxes of $0.6 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively. We recognized a provision for income taxes of $1.4 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively. The provision for income taxes was primarily comprised of income taxes in foreign jurisdictions and withholding taxes.
16. Net Loss per Share
Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and options. Diluted net income per common share is computed giving effect to all potentially dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, conversion of the Convertible Senior Notes, and unvested restricted common stock and stock units. As we had net losses for continuing operations for the three and six months ended June 30, 2022 and 2021, all potentially issuable common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Loss from continuing operations	$(90,491)	$(99,141)	$(182,505)	$(185,596)
Net income from discontinued operations	—	34,445	—	70,254
Net loss	(90,491)	(64,696)	(182,505)	(115,342)
Dividend on series A convertible preferred stock	(4,772)	(4,563)	(9,490)	(9,075)
Accretion of series A convertible preferred stock	—	—	—	(82)
Net loss attributable to common stockholders	$(95,263)	$(69,259)	$(191,995)	$(124,499)
Denominator:
Weighted average number of shares outstanding—basic and diluted	233,218	237,279	231,909	236,016
Net loss per share attributable to common stockholders, basic and diluted:
Continuing operations	$(0.41)	$(0.44)	$(0.83)	$(0.83)
Discontinued operations	—	0.15	—	0.30
Total net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.29)	$(0.83)	$(0.53)
The following outstanding options, unvested shares and units, ESPP shares, shares issuable upon the conversion of the Convertible Senior Notes, convertible preferred stock and shares contingently issuable were excluded (as common stock equivalents) from the computation of diluted net loss per common share for the periods presented as their effect would have been anti-dilutive (in thousands):

	As of June 30,
	2022	2021
Options to purchase common stock	1,514	2,705
Unvested restricted stock awards and units	20,058	27,259
Convertible preferred stock	24,863	23,775
Convertible senior notes	26,422	33,856
ESPP shares	101	133
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
As discussed in Note 2, the results of product and related subscription and support revenue during the three and six months ended June 30, 2021 have been included in discontinued operations due to the sale of the FireEye Products business to Trellix.
Revenue by geographic region based on the billing address is as follows (in thousands):

	Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	U.S.		EMEA		APAC		Other
Platform, cloud subscription and managed services	$39,232	$34,669	$10,947	$8,439	$8,005	$6,266	$3,872	$2,562
Professional services	53,511	42,804	10,441	7,978	6,394	4,953	5,518	6,239
Total revenue	$92,743	$77,473	$21,388	$16,417	$14,399	$11,219	$9,390	$8,801

	Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	U.S.		EMEA		APAC		Other
Platform, cloud subscription and managed services	$76,169	$71,843	$20,705	$17,015	$15,571	$13,798	$7,240	$5,278
Professional services	101,924	83,427	21,805	16,418	12,956	9,124	11,694	11,695
Total revenue	$178,093	$155,270	$42,510	$33,433	$28,527	$22,922	$18,934	$16,973
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
The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Platform, cloud subscription and managed services	$62,056	$51,936	$119,685	$107,935
Professional services	75,864	61,974	148,379	120,663
Total revenue	$137,920	$113,910	$268,064	$228,598
Long lived assets by geography
Long lived assets by geographic region based on physical location is as follows (in thousands):

	As of June 30, 2022	As of December 31, 2021
Property and equipment, net:
United States	$50,741	$42,116
International	5,259	4,213
Total property and equipment, net	$56,000	$46,329
For the three and six months ended June 30, 2022, no customer represented 10% or greater of our total revenue. For the three and six months ended June 30, 2021, one reseller represented 10% of our total revenue.
As of June 30, 2022 and December 31, 2021, no customer represented 10% or greater of our net accounts receivable balance.

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
Completion of the Merger is subject to the satisfaction (or waiver where permissible pursuant to applicable law) of certain terms and conditions set forth in the Merger Agreement, including (i) adoption of the Merger Agreement by the holders of our common stock and convertible preferred stock (on an as-converted to common stock basis), voting together as a single class; (ii) the absence of an injunction, judgment, order or other legal restraint, law or any action of any governmental authority preventing, materially restraining or materially impairing the consummation of the Merger or the conversion of our convertible preferred stock into common stock in connection with the Merger; and (iii) the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and clearance under the regulatory laws of certain non-United States jurisdictions. On June 3, 2022, the Company’s stockholders adopted the Merger Agreement at a special meeting of stockholders. On July 15, 2022, the Department of Justice granted early termination of the waiting period under the HSR Act with respect to the Merger. The Merger is expected to close by the end of calendar year 2022, subject to the satisfaction (or waiver where permissible pursuant to applicable law) of certain conditions. Upon consummation of the Merger, Mandiant’s common stock will no longer be listed on any public market.
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
In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a global pandemic. The pandemic has impacted, and could further impact, our operations and the operations of our customers as a result of quarantines, various local, state and federal government public health orders, facility and business closures, supply chain shortages, vaccination mandates, and travel and logistics restrictions. With our COVID-19 safety plans, work-from-home and return-to-office policies and restricted employee travel to essential, business-critical trips, we have been able to maintain strong customer relationships and deliver our technology-enabled managed and professional services to customers without interruption. As a result, we did not incur significant disruptions to our operations during the three months ended June 30, 2022 due to the pandemic.
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
Our Business Model
We generate revenue from Mandiant Solutions. Pursuant to the sale of the FireEye Products business to a consortium led by STG, the revenue from the FireEye Products business has been included within discontinued operations in our condensed consolidated financial statements for all historical periods presented. We disaggregate our revenue from Mandiant Solutions into two main categories: (i) platform, cloud subscription and managed services and (ii) professional services. For the three months ended June 30, 2022 and 2021, platform, cloud subscription and managed services revenue as a percentage of total revenue was 45% and 46%, respectively. For the six months ended June 30, 2022 and 2021, platform, cloud subscription and managed services revenue as a percentage of total revenue was 45% and 47%, respectively. Revenue from professional services was 55% and 54% for the three months ended June 30, 2022 and 2021, respectively, and 55% and 53% for the six months ended June 30, 2022 and 2021, respectively
Platform, cloud subscription and managed services
The majority of our platform, cloud subscription and managed services revenue is generated from sales of subscriptions to our Mandiant Advantage platform and modules (including Security Validation, Threat Intelligence and Automated Defense and Attack Surface Management) and managed services that are delivered through the cloud. A majority of the revenue in this category is recognized ratably over the contractual term, generally one to three years.
While our threat intelligence and automated defense modules are only available through the cloud, a portion of our revenue in the platform, cloud subscription and managed services category is derived from term licenses of our Security Validation module deployed on premise, and revenue from these sales is recognized when the license key is issued to the customer. Revenue from the sale of our on-premise Security Validation term licenses continues to decline as we encourage our new and existing customers to migrate their solution to the cloud-based Mandiant Advantage platform for greater flexibility and integration with our Threat Intelligence Attack Surface Management and Automated Defense modules. An increasing number of new Security Validation customers are purchasing subscriptions for the cloud-based Mandiant Advantage Security Validation module, and we expect an increasing number of Security Validation customers to renew on the cloud-based Mandiant Advantage module. Deferred revenue from platform, cloud and managed services as of June 30, 2022 and December 31, 2021 was $268.4 million and $271.0 million, respectively.
Professional services
In addition to our platform, cloud subscription and managed services, we offer professional services, including incident response and other strategic security consulting services, to our customers who have experienced a cybersecurity breach or desire assistance assessing and increasing the resilience of their IT environments to cyber-attack. The majority our professional services are offered on a time and materials basis, through a fixed fee arrangement, or on a retainer basis. Revenue from professional services is recognized as services are delivered. Revenue from our expertise-on-demand subscription and some pre-paid professional services is deferred, and revenue is recognized when services are delivered. Deferred revenue from professional services as of June 30, 2022 and December 31, 2021 was $139.5 million and $139.3 million, respectively.
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

	Three Months Ended or as of		Six Months Ended or as of
	June 30,		June 30,
	2022	2021	2022	2021
Platform, cloud subscription and managed services revenue	$62,056	$51,936	$119,685	$107,935
Professional services revenue	75,864	61,974	148,379	120,663
Total revenue	$137,920	$113,910	$268,064	$228,598
Year-over-year percentage increase	21%	17%	17%	21%
Gross margin percentage	45%	44%	45%	46%
Deferred revenue (current and non-current)	$407,913	$297,326	$407,913	$297,326
Annualized recurring revenue	$305,524	$244,375	$305,524	$244,375
Billings (non-GAAP)	$145,844	$130,945	$265,649	$241,671
Net cash used in operating activities - continuing operations	$(38,539)	$(7,974)	$(61,874)	$(23,546)
Net cash provided by operating activities - discontinued operations	—	31,418	—	67,851
Net cash provided by (used in) operating activities	$(38,539)	$23,444	$(61,874)	$44,305
Free cash flow (non-GAAP) - continuing operations	$(45,733)	$(15,725)	$(78,070)	$(36,924)
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

	As of June 30,
	2022	2021
Deferred revenue, current	$318,969	$235,960
Deferred revenue, non-current	88,944	61,366
Total deferred revenue	$407,913	$297,326
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

	As of June 30,
	2022	2021
Platform, cloud subscription and managed services	$292,156	$236,012
Professional services	13,368	8,363
Total annualized recurring revenue	$305,524	$244,375
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$137,920	$113,910	$268,064	$228,598
Add: deferred revenue, end of period	407,913	297,326	407,913	297,326
Less: deferred revenue, beginning of period	(399,989)	(280,291)	(410,328)	(284,253)
Billings (non-GAAP)	$145,844	$130,945	$265,649	$241,671
We have provided disaggregation of billings below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Platform, cloud subscription and managed services	$66,835	$60,996	$117,048	$113,332
Professional services	79,009	69,949	148,601	128,339
Billings (non-GAAP)	$145,844	$130,945	$265,649	$241,671
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net cash used in operating activities - continuing operations	$(38,539)	$(7,974)	$(61,874)	$(23,546)
Less: purchase of property and equipment	(7,194)	(7,751)	(16,196)	(13,378)
Free cash flow (non-GAAP) - continuing operations	$(45,733)	$(15,725)	$(78,070)	$(36,924)
Net cash provided by (used in) investing activities - continuing operations	$271,855	$(92,969)	$(71,502)	$(261,136)
Net cash used in financing activities - continuing operations	$(443,071)	$(54,423)	$(458,870)	$(62,206)
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
Although the FireEye Products business revenue is included in discontinued operations for the three and six months ended June 30, 2021, indirect overhead costs are not allocated to the discontinued operations as they are not direct costs of the FireEye Product business, resulting in a decrease in gross margins.
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
Operating expenses for continuing operations include the full cost of resources shared by Mandiant solutions and the FireEye Products business. We are reimbursed for the cost of shared resources associated with supporting the FireEye Products business under the Transition Services Agreement (“TSA”). These costs are not included in operating expenses and are instead included in other income (expense), net.
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
Other Income (Expense), Net
Other income (expense), net, includes gains or losses on the disposal of fixed assets, gains or losses from our equity-method investment, gains or losses on the extinguishment of convertible notes, foreign currency re-measurement gains and losses and foreign currency transaction gains and losses. We also recognize any difference between the cost to support the TSA and any billings for our services rendered under the TSA in other income (expense), net. We expect other income (expense), net, to fluctuate primarily as a result of foreign exchange rate movements and TSA services rendered.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	% of total Revenue	Amount	% of total Revenue	Amount	% of total Revenue	Amount	% of total Revenue
	(Dollars in thousands)				(Dollars in thousands)
Revenue:
Platform, cloud subscription and managed services	$62,056	45%	$51,936	46%	$119,685	45%	$107,935	47%
Total revenue	137,920	100	113,910	100	268,064	100	228,598	100
Professional services	75,864	55	61,974	54	148,379	55	120,663	53
Cost of revenue:
Platform, cloud subscription and managed services	29,704	22	28,243	25	59,825	22	54,856	24
Professional services	45,806	33	35,282	31	87,887	33	67,754	30
Total cost of revenue	75,510	55	63,525	56	147,712	55	122,610	54
Total gross profit	62,410	45	50,385	44	120,352	45	105,988	46
Operating expenses:
Research and development	44,394	32	40,930	36	88,855	33	82,835	36
Sales and marketing	71,153	52	63,018	55	140,562	52	124,231	54
General and administrative	34,428	25	29,020	25	66,841	25	54,371	24
Restructuring charges	—	—	1,927	2	1,040	—	1,927	1
Total operating expenses	149,975	109	134,895	118	297,298	111	263,364	115
Operating loss	(87,565)	(63)	(84,510)	(74)	(176,946)	(66)	(157,376)	(69)
Interest income	2,881	2	1,365	1	4,632	2	3,009	1
Interest expense	(3,561)	(3)	(14,762)	(13)	(7,875)	(3)	(29,386)	(13)
Other income (expense), net	(1,671)	(1)	(471)	—	(952)	—	100	—
Loss before income taxes from continuing operations	(89,916)	(65)	(98,378)	(86)	(181,141)	(68)	(183,653)	(80)
Provision for income taxes	575	—	763	1	1,364	1	1,943	1
Loss from continuing operations	(90,491)	(66)	(99,141)	(87)	(182,505)	(68)	(185,596)	(81)
Net income from discontinued operations, net of income taxes	—	—	34,445	30	0	—	70,254	31
Net loss	$(90,491)	(66)%	$(64,696)	(57)%	$(182,505)	(68)%	$(115,342)	(50)%

Comparison of the Three Months Ended June 30, 2022 and 2021
Continuing operations
Revenue

	Three Months Ended June 30,
	2022		2021		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Platform, cloud subscription and managed services	$62,056	45%	$51,936	46%	$10,120	19%
Professional services	75,864	55	61,974	54	13,890	22
Total revenue	$137,920	100%	$113,910	100%	$24,010	21%

Revenue by geographic region:
U.S.	$92,743	67%	$77,473	68%	$15,270	20%
EMEA	21,388	16	16,417	14	4,971	30
APAC	14,399	10	11,219	10	3,180	28
Other	9,390	7	8,801	8	589	7
Total revenue	$137,920	100%	$113,910	100%	$24,010	21%
Platform, cloud subscription and managed services revenue increased by $10.1 million, or 19%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in platform, cloud subscription and managed services revenue reflected increased recognition of deferred revenue associated with sales of the threat intelligence and security validation modules of the Mandiant Advantage platform and our Managed Defense managed security service, partially offset by a decrease in up-front revenue recognized on our on-premise security validation solution, which was recognized ratably during the three months ended June 30, 2022.
Professional services revenue increased by $13.9 million, or 22%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily driven by an increase in number of engagements enabled by an increase in professional services personnel and an increase in billable hours as compared to the same period in 2021.
Our international revenue increased $8.7 million, or 24%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase primarily reflects an increase in the number of professional services engagements in all international regions compared to prior periods as well as slight growth in sales of our platform, cloud subscription and managed services.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2022		2021		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Platform, cloud subscription and managed services	$29,704		$28,243		$1,461	5%
Professional services	45,806		35,282		10,524	30
Total cost of revenue	$75,510		$63,525		$11,985	19%
Gross margin:
Platform, cloud subscription and managed services		52%		46%
Professional services		40%		43%
Total gross margin		45%		44%
The cost of platform, cloud subscription and managed services revenue increased by $1.5 million, or 5%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in cost of platform, cloud subscription and managed services revenue was primarily due to an increase of $5.4 million in payroll costs due to an increase in headcount as well as annual salary increases, an increase of $0.7 million pertaining to hosting services, an increase of $0.5 million in stock-based compensation and an increase of $0.4 million in software costs, partially offset by a $5.4 million decrease in shared services, such as facility and IT support costs from our restructuring and cost optimization plans and a $0.4 million decrease in intangible amortization.
The cost of professional services revenue increased by $10.5 million, or 30%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in cost of professional services revenue was primarily due to an increase of $6.2 million in payroll due to an increase in headcount as well as annual salary increases, in addition to a $0.6 million increase due to employee related expenses such as employee acquisition costs and training, an increase of $1.7 million in stock-based compensation expense, an increase of $3.0 million related to technology fees and fleet support pertaining to our reseller agreement with Trellix, which was not in place during the three months ended June 30, 2021, an increase of $1.3 million in travel expense to support the increase in customer engagements and an increase of $0.4 million in consulting costs, partially offset by a $3.2 million decrease in shared services, such as facility and IT support costs from our restructuring and cost optimization plans.
Gross margin percentage increased 1 percentage point during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Operating Expenses

	Three Months Ended June 30,
	2022		2021		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$44,394	32%	$40,930	36%	$3,464	8%
Sales and marketing	71,153	52	63,018	55	8,135	13
General and administrative	34,428	25	29,020	25	5,408	19
Restructuring charges	—	—	1,927	2	(1,927)	(100)
Total operating expenses	$149,975	109%	$134,895	118%	$15,080	11%
Includes stock-based compensation expense of:
Research and development	$9,520		$9,320
Sales and marketing	11,158		11,539
General and administrative	9,176		8,261
Total	$29,854		$29,120
Research and Development
Research and development expense increased by $3.5 million, or 8%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to an increase of $2.5 million in consulting expenses, a $0.8 million increase in depreciation due to increased capitalization of software development costs, a $0.4 million increase in software expenses and an increase of $0.2 million in stock-based compensation expense.
Sales and Marketing
Sales and marketing expense increased by $8.1 million, or 13%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to an increase of $5.0 million in commission and employee expenses due to an increase in headcount, an increase of $4.3 million in marketing program expense and company rebranding costs, and a $0.9 million increase in travel expenses, partially offset by a $2.0 million decrease in intangible amortization.
General and Administrative
General and administrative expense increased by $5.4 million, or 19%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to an increase of $7.0 million in legal fees and consulting and professional services expense and an increase of $0.9 million in stock-based compensation expense, partially offset by a $1.1 million decrease in shared services, such as facility and IT support costs from our restructuring and cost optimization plans as well as a $1.1 million decrease in payroll expenses due to the allocation of expense to the Trellix TSA in the three months ended June 30, 2022.

Restructuring Charges
We did not incur restructuring charges during the three months ended June 30, 2022. During the three months ended June 30, 2021, we incurred restructuring charges of approximately $1.9 million, which primarily related to the provision for restructuring charges.
Interest Income

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Interest income	$2,881	$1,365	$1,516	111%
Interest income increased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due primarily to a higher rate of return on balances in our cash and cash equivalents and investments.
Interest Expense

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Interest expense	$3,561	$14,762	$(11,201)	(76)%
Interest expense decreased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which eliminates the debt discount amortization in 2022. Interest expense pertains primarily to interest accrued as well as the amortization of issuance costs related to our convertible notes.
Other Expense, Net

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Other expense, net	$1,671	$471	$1,200	255%
Other expense, net, increased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to foreign currency translation losses, partially offset by net gain from services under the TSA related to the sale of the FireEye Products business. We recognize any difference between the cost to support the TSA and any billings for our services rendered under the TSA in other expense, net.
Provision for Income Taxes

	Three Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Provision for income taxes	$575	$763
Effective tax rate	(0.6)%	(0.8)%
The provision for income taxes decreased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease in the provision for income taxes for the three months ended June 30, 2022 was primarily due to lower foreign taxes compared to the three months ended June 30, 2021.

Discontinued Operations

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Net income from discontinued operations	$—	$34,445	$(34,445)	(100)%
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
There was no net income from discontinued operations during the three months ended June 30, 2022 as the sale of the FireEye Products business was completed in the fourth quarter of 2021.
Comparison of the Six months ended June 30, 2022 and 2021
Continuing Operations
Revenue

	Six Months Ended June 30,
	2022		2021		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Revenue:
Platform, cloud subscription and managed services	$119,685	45%	$107,935	47%	$11,750	11%
Professional services	148,379	55	120,663	53	27,716	23
Total revenue	$268,064	100%	$228,598	100%	$39,466	17%

Revenue by geographic region:
United States	$178,093	66%	$155,270	68%	$22,823	15%
EMEA	42,510	16	33,433	15	9,077	27
APAC	28,527	11	22,922	10	5,605	24
Other	18,934	7	16,973	7	1,961	12
Total revenue	$268,064	100%	$228,598	100%	$39,466	17%
Platform, cloud subscription and managed services revenue increased by $11.8 million, or 11%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in platform, cloud subscription and managed services revenue reflected increased recognition of deferred revenue associated with sales of the threat intelligence and security validation modules of the Mandiant Advantage platform and our Managed Defense managed security service, partially offset by a decrease in up-front revenue recognized on our on-premise security validation solution, which was recognized ratably during the three months ended June 30, 2022.
Professional services revenue increased by $27.7 million, or 23%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by an increase in the number of professional services engagements as compared to the same period in 2021.
Our international revenue increased $16.6 million, or 23%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase reflects an increase in sales of our platform, cloud subscription and managed services in all international regions and an increase in the number of professional services engagements in certain international regions compared to prior periods.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2022		2021		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(Dollars in thousands)
Cost of revenue:
Platform, cloud subscription and managed services	$59,825		$54,856		$4,969	9%
Professional services	87,887		67,754		20,133	30
Total cost of revenue	$147,712		$122,610		$25,102	20%
Gross margin:
Platform, cloud subscription and managed services		50%		49%
Professional services		41%		44%
Total gross margin		45%		46%
The cost of platform, cloud subscription and managed services revenue increased by $5.0 million, or 9%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in cost of platform, cloud subscription and managed services revenue was primarily due to an increase of $8.5 million in payroll costs due to an increase in headcount as well as annual salary increases, an increase of $1.6 million pertaining to hosting services, an increase of $1.3 million in stock-based compensation and an increase of $0.7 million in travel expenses, partially offset by a $7.3 million decrease in shared services, such as facility and IT support costs from our restructuring and cost optimization plans.
The cost of professional services revenue increased $20.1 million, or 30%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in cost of professional services revenue was primarily due to an increase of $13.6 million in payroll costs due to increased headcount to support the increase in customer engagements as well as annual salary increases, in addition to a $0.8 million increase due to employee related expenses such as employee acquisition costs and training, an increase of $4.4 million related to technology fees and fleet support pertaining to our reseller agreement with Trellix, which was not in place during the six months ended June 30, 2021, an increase of $3.9 million in stock-based compensation expense, an increase of $1.8 million in travel expenses to support the increase in customer engagements and an increase of $0.6 million in consulting and professional services expense, partially offset by a $5.5 million decrease in shared services, such as facility and IT support costs from our restructuring and cost optimization plans.
Gross profit margin decreased by 1% as a percentage of revenue during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Platform, cloud subscription and managed services gross profit margin increased by 1% compared to the same period in 2021. Professional services gross margin decreased 3% primarily as compared to the same period in 2021.
Operating Expenses

	Six Months Ended June 30,
	2022		2021		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(Dollars in thousands)
Operating expenses:
Research and development	$88,855	33%	$82,835	36%	$6,020	7%
Sales and marketing	140,562	52	124,231	54	16,331	13
General and administrative	66,841	25	54,371	24	12,470	23
Restructuring charges	1,040	—	1,927	1	(887)	(46)
Total operating expenses	$297,298	111%	$263,364	115%	$33,934	13%
Includes stock-based compensation expense of:
Research and development	$18,714		$17,743
Sales and marketing	21,789		21,429
General and administrative	16,706		15,349
Total	$57,209		$54,521

Research and Development
Research and development expense increased $6.0 million, or 7%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was due primarily to an increase of $5.4 million in consulting and professional services expense, a $2.5 million increase in payroll and related costs due to an increase in headcount, an increase of $1.0 million in stock-based compensation expense and an increase of $0.7 million in software expense, partially offset by a $3.3 million decrease in shared services, such as facility and IT support costs from our restructuring and cost optimization plans.
Sales and Marketing
Sales and marketing expense increased $16.3 million, or 13%, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was primarily due to a $10.7 million increase in commission costs and employee costs due to an increase in headcount, an increase of $8.9 million in marketing program expense and company rebranding costs, and an increase of $2.2 million in travel expense, partially offset by a $4.1 million decrease in amortization of intangible assets and a $1.9 million decrease in shared services, such as facility and IT support costs from our restructuring and cost optimization plans.
General and Administrative
General and administrative expense increased by $12.5 million, or 23%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to an increase of $6.1 million in legal fees related to the Merger Agreement with Google, an increase of $6.5 million in consulting and professional services expense, an increase of $1.4 million in stock-based compensation expense and an increase of $1.3 million in payroll related costs, partially offset by a $2.4 million decrease in shared services, such as facility and IT support costs from our restructuring and cost optimization plans.
Restructuring Charges
Restructuring charges decreased by $0.9 million, or 46%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. During the six months ended June 30, 2022, we incurred restructuring charges of approximately $1.0 million, which primarily related to certain facility exit costs. During the six months ended June 30, 2021, we incurred restructuring charges of approximately $1.9 million, which primarily related to employee severance charges and other termination benefits as well as certain facilities exit costs.
Interest Income

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Interest income	$4,632	$3,009	$1,623	54%
Interest income increased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to a higher rate of return on balances in our cash and cash equivalents and investments, which was a direct result of the overall higher interest rate environment and our limited duration investment portfolio.
Interest Expense

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Interest expense	$7,875	$29,386	$(21,511)	(73)%
Interest expense decreased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which eliminates the debt discount amortization in 2022. Interest expense pertains primarily to interest accrued as well as the amortization of issuance costs related to our convertible notes.
Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Other income (expense), net	$(952)	$100	$(1,052)	(1,052)%

Other income (expense), net, decreased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to primarily due to foreign currency translation losses, partially offset by net gain from services under the TSA related to the sale of the FireEye Products business. We recognize any difference between the cost to support the TSA and any billings for our services rendered under the TSA in other income (expense), net.
Provision for Income Taxes

	Six Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Provision for income taxes	$1,364	$1,943
Effective tax rate	(0.8)%	(1.1)%
The provision for income taxes decreased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in the provision for income taxes for the six months ended June 30, 2022 was primarily due to lower foreign taxes and a decrease in unfavorable tax adjustments from business combinations as compared to the six months ended June 30, 2021.
Discontinued Operations

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Net income from discontinued operations	$—	$70,254	$(70,254)	(100)%
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
There was no net income from discontinued operations during the six months ended June 30, 2022 as the sale of the FireEye Products business was completed in the fourth quarter of 2021.
Liquidity and Capital Resources

	As of
	June 30, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$562,212	$1,154,458
Short-term investments	$1,074,826	$1,039,339

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash used in operating activities - continuing operations	$(61,874)	$(23,546)
Net cash provided by operating activities - discontinued operations	—	67,851
Net cash provided by (used in) operating activities	(61,874)	44,305
Net cash used in investing activities - continuing operations	(71,502)	(261,136)
Net cash used in investing activities - discontinued operations	—	(10,107)
Net cash used in investing activities	(71,502)	(271,243)
Net cash used in financing activities	(458,870)	(62,206)
Net decrease in cash and cash equivalents	$(592,246)	$(289,144)
As of June 30, 2022, our cash and cash equivalents of $562.2 million were held for working capital, capital expenditures, investment in technology, debt servicing and business acquisition purposes, of which approximately $89.1 million was held outside of the United States. We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2022 to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plan for reinvestment of our foreign subsidiaries’ undistributed earnings.
On June 1, 2022, we repurchased $451.7 million aggregate principal amount of our existing 1.625% Convertible Senior Notes due 2035 (the "Series B Notes").
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
Operating Activities
During the six months ended June 30, 2022, our operating activities used cash of $61.9 million. We incurred a net loss of $182.5 million, which included net non-cash expenses of $116.1 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible notes. Our net change in operating assets and liabilities provided cash of $4.5 million, which primarily related to cash sourced from a reduction in accounts receivable of $32.8 million due to collections of billings made near the end of the prior year and an increase in prepaid expenses and other assets of $16.2 million primarily due to collection of Trellix receivables, partially offset by a decrease in accrued compensation of $22.0 million primarily due to payments of prior year commissions and a reduction of commission rates pertaining to existing customer contract renewals, an increase in accounts payable and accrued liabilities of $15.0 million, a decrease in other long-term liabilities of $5.1 million and a decrease in deferred revenue of $2.4 million.
During the six months ended June 30, 2021, our operating activities from continuing operations used cash of $23.5 million. We incurred a net loss from continuing operations of $185.6 million, which included net non-cash expenses of $141.6 million, primarily consisting of stock-based compensation charges, depreciation and amortization expense and non-cash interest expense related to our convertible notes. Our net change in operating assets and liabilities provided cash of $20.4 million, primarily related to cash sourced from accounts receivable of $17.4 million due to increased collections, an increase in deferred revenue of $13.1 million, a decrease in prepaid expenses and other assets of $6.4 million primarily due to receipt of other receivables and an increase in accounts payable and accrued liabilities of $2.7 million, partially offset by a decrease in accrued compensation of $14.2 million and a decrease in other long-term liabilities of $4.9 million. Cash provided by operating activities from discontinued operations was $67.9 million.
Investing Activities
Cash used in investing activities during the six months ended June 30, 2022 was $71.5 million. This was primarily due to $55.0 million net spending on short-term investments as purchases exceeded maturities and sales and $16.2 million used for capital expenditures to purchase property and equipment.
Cash used in investing activities from continuing operations during the six months ended June 30, 2021 was $261.1 million. This was primarily due to $248.5 million net spending on short-term investments as purchases exceeded maturities and sales and $13.4 million used for capital expenditures to purchase property and equipment. Cash used in investing activities from discontinued operations was $10.1 million.

Financing Activities
Cash used in financing activities during the six months ended June 30, 2022 was $458.9 million. This was primarily due to $451.7 million used to retire convertible debt, $11.5 million for prior year share repurchases that settled in the current year and payment related to shares withheld for taxes of $7.3 million, partially offset by $11.6 million received from employee purchases of shares under our 2013 Employee Stock Purchase Plan ("ESPP") and exercises of employee stock options.
During the six months ended June 30, 2021, financing activities used $62.2 million in cash, primarily for share repurchases of $68.3 million, payment related to shares withheld for taxes of $9.7 million, partially offset by $15.9 million received from employee purchases of shares under our ESPP and exercises of employee stock options.
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
Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at June 30, 2022 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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
Interest Rate Risk
We had cash and cash equivalents and investments of $1.6 billion and $2.2 billion as of June 30, 2022 and December 31, 2021, respectively, consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions, the U.S. Treasury and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to our investment policies which limit the duration of our short-term investments. To date, fluctuations in interest income have not been significant.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as the Series A Notes, Series B Notes and 2024 Notes have fixed interest rates of 1.000%, 1.625% and 0.875%, respectively. The fair value of our convertible notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of June 30, 2022, the fair value of our convertible notes was approximately $0.7 billion.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
At a special meeting of stockholders of the Company on June 3, 2022, stockholders adopted the Merger Agreement.
As previously disclosed, on March 21, 2022, Mandiant and Google filed the Notification and Report Forms required under the HSR Act with the Department of Justice (the “DOJ”) and the Federal Trade Commission. On April 20, 2022, Mandiant and Google each received a request for additional information from the DOJ in connection with the DOJ’s review of the Merger. On July 15, 2022, the DOJ granted early termination of the waiting period under the HSR Act with respect to the Merger.
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
As of the date of this Quarterly Report on Form 10-Q, twelve complaints have been filed by purported Mandiant stockholders, eleven of which have since been dismissed, seeking to enjoin the Merger and other relief. The complaints asserted claims against all defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in our proxy statement and against the individual defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. Management believes the allegations in the complaints were and are without merit. However, in order to moot the purported stockholders' unmeritorious claims, alleviate the costs, risks and uncertainties inherent in litigation, and provide additional information to its stockholders, Mandiant determined to voluntarily supplement the proxy statement with certain Supplemental Disclosures. As of the date of this Quarterly Report on Form 10-Q, eleven of the twelve complaints have been voluntarily dismissed. Management believes that the one remaining complaint is without merit and, in any event, has been mooted by the Supplemental Disclosures. In addition, one complaint has been filed by a purported Mandiant stockholder seeking to inspect certain books and records of the Company. Mandiant believes that the allegations in that action are without merit. Additional lawsuits arising out of the Merger may be filed in the future. See Note 11, “Litigation” under “Commitments and Contingencies,” contained in the “Notes to Condensed Consolidated Financial Statements” in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.
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
Completion of the Merger is conditioned upon, among other things, the receipt of all other required pre-closing approvals, consents or clearances under antitrust laws of certain specified jurisdictions or in connection with foreign investment laws. The relevant regulatory agencies may condition their approval of the Merger on Google’s or our agreement to various requirements, limitations or costs, or require divestitures or place restrictions on the conduct of the company’s business following the Merger. We cannot provide any assurance that we or Google will obtain the necessary approvals. In addition, these requirements, limitations, costs, divestitures or restrictions may result in the delay or abandonment of the Merger.
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
We have incurred operating losses each year since our inception, including net losses of $95.3 million and $69.3 million during the three months ended June 30, 2022 and 2021 respectively, relating to our Mandiant Solutions business. Any failure to increase our revenue and manage our cost structure as we grow our business could prevent us from achieving or, if achieved, maintaining profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to become and remain profitable, the value of our company could decrease and our ability to raise capital, maintain our research and development efforts, and expand our business could be negatively impacted.
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
From time to time, we are and may become subject to legal proceedings and claims, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, intellectual property claims, or securities class actions or other claims related to our sale of the FireEye Products business or any volatility in the trading price of our common stock. For example, on July 13, 2021, a purported Mandiant stockholder filed an action against the Company, seeking inspection of certain books and records pursuant to Section 220 of the Delaware General Corporation Law. On July 26, 2021, the parties filed a stipulation that the Company is not obligated to respond to the complaint at this time. The lawsuit was voluntarily dismissed on November 3, 2021. Also on November 3, 2021, the same purported stockholder filed another action against the Company and its board of directors, alleging a violation of Delaware General Corporation Law Sec. 271 and breaches of fiduciary duty in connection with our sale of the FireEye Products business. The defendants filed a motion to dismiss on January 14, 2022. On July 29, 2022, the plaintiff filed an opposition to the motion to dismiss.
Additionally, we are party to lawsuits filed in connection with the Merger, and more may be filed. As of the date of this Quarterly Report on Form 10-Q, twelve complaints had been filed by purported Mandiant stockholders which sought to enjoin the Merger and other relief. The complaints asserted claims against all defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in our proxy statement and against the individual defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. All but one of such complaints have been voluntarily dismissed. Management believes the allegations in the complaint that has not been dismissed are without merit and, in any event, were mooted by supplemental proxy statement disclosures filed by the Company. In addition, a purported Mandiant stockholder filed a complaint against the Company seeking to compel inspection of certain of the Company’s books and records pursuant to Delaware General Corporation Law Sec. 220, attorneys’ fees, and other relief. Management believes the allegations in the complaint are without merit. Additional lawsuits arising out of the Merger may be filed in the future.
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
California enacted legislation in 2018, the California Consumer Privacy Act (“CCPA”), that became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Aspects of the CCPA and its interpretation remain unclear. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with enforcement anticipated to commence July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., as observed with the Virginia Consumer Data Protection Act, enacted March 2021 and which becomes effective January 1, 2023, the Colorado Privacy Act, enacted in June 2021 and which takes effect on July 1, 2023, the Utah Consumer Privacy Act, enacted in March 2022 and which takes effect on December 31, 2023, and Connecticut's Act Concerning Personal Data Privacy and Online Monitoring, enacted in May 2022 and which takes effect on July 1, 2023. We cannot fully predict the impact of the CCPA or these other state laws on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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
•political and economic instability in some countries, such as those caused by recent U.S. presidential elections, the withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” and the Russian invasion of Ukraine;
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
We have substantial existing indebtedness. In June 2015, we issued $460.0 million principal amount of 1.000% Convertible Senior Notes due 2035 (the “Series A Notes”) and $460.0 million principal amount of 1.625% Convertible Senior Notes due 2035 (the “Series B Notes” and, together with the Series A Notes, the “2035 Notes”). During the three months ended June 30, 2018, we issued $600.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2024 (the “2024 Notes” and, together with the 2035 Notes, the “convertible notes”) and repurchased approximately $340.2 million aggregate principal amount of the Series A Notes. During the three months ended June 30, 2020, we repurchased approximately $96.4 million aggregate principal amount of Series A Notes. During the three months ended June 30, 2022, we repurchased approximately $451.7 million aggregate principal amount of Series B Notes. As a result, as of June 30, 2022, we had approximately $631.7 million aggregate principal amount of convertible notes outstanding.
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
If holders of the 2035 Notes require us to repurchase their 2035 Notes on any repurchase date, our financial condition and operating results could be adversely affected.
Holders of the Series A Notes have the right to require us to repurchase their Series A Notes on each of June 1, 2025 and June 1, 2030, and holders of the Series B Notes have the right to require us to repurchase their Series B Notes on each of June 1, 2025 and June 1, 2030 at a repurchase price equal to 100% of the principal amount of the relevant series of 2035 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date pursuant to the applicable indenture governing such series of 2035 Notes. On June 1, 2022, we repurchased approximately $451.7 million in principal amount of Series B Notes submitted to the Company for repurchase. As a result of this repurchase, approximately $8.3 million in principal amount of the Series B Notes remains outstanding. The Company utilized cash on hand to repurchase the Series B Notes. If holders require us to make further repurchases of their 2035 Notes of an applicable series on an applicable repurchase date, our financial condition and operating results could be adversely affected.
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
•general economic conditions and trends, such as rising interest and inflation rates in the U.S. and slow or negative growth of our markets;
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
In June 2021, our board of directors approved a stock repurchase program for the repurchase of up to $500 million of the outstanding shares of our common stock. As of June 30, 2022, approximately $200 million remained available under the stock repurchase program. The repurchase program has no termination date and may be suspended for periods, amended or discontinued at any time. We are not obligated to repurchase a specified number or dollar value of shares. Share repurchases under the program will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. There can be no guarantee around the timing of our share repurchases, or that the volume of such repurchases will increase. The stock repurchase program could affect the price of our common stock, increase volatility, diminish our cash reserves, and even if fully implemented may not enhance long-term stockholder value.
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

MANDIANT, INC.

Dated: August 4, 2022	By:	/s/ Frank E. Verdecanna
Frank E. Verdecanna
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

Dated: August 4, 2022	By:	/s/ James Medina
James Medina
Senior Vice President, Finance, Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer and duly authorized signatory)